Form 10-Q
period 1996-06-30
BIONOVA U S INC
filed 1996-10-31
CIK 1020866

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER: 0-12177

                           DNAP HOLDING CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 75-2632242
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


   6701 SAN PABLO AVENUE                                  94608
    OAKLAND, CALIFORNIA                                (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE
          OFFICES)

                                (510) 547-2395
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

  As of October 28, 1996, 18,370,640 shares of common stock, par value $0.01 per share, of DNAP Holding Corporation were outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            DNAP HOLDING CORPORATION
                          (FORMERLY BIONOVA U.S. INC.)
              (A WHOLLY-OWNED SUBSIDIARY OF BIONOVA, S.A. DE C.V.)

                      UNAUDITED CONSOLIDATED BALANCE SHEET

                            THOUSANDS OF US DOLLARS

                                                         JUNE 30,  DECEMBER 31,
                                                           1996        1995
                                                         --------  ------------
                        ASSETS
Current assets:
Cash and cash equivalents..............................    1,430       1,580
Accounts receivable....................................   24,391      25,444
Advances to growers....................................    9,727       7,889
Inventories............................................    9,983      14,730
Other current assets...................................       71         142
                                                         -------     -------
    Total current assets...............................   45,602      49,785
                                                         -------     -------
Note receivable from DNAP..............................    5,000         --
Property, plant and equipment, net.....................   27,958      25,983
Deferred income taxes..................................    1,248       3,281
Goodwill, net..........................................    9,050       9,319
Other assets...........................................      640         758
                                                         -------     -------
    Total assets.......................................   89,498      89,126
                                                         =======     =======
         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Short-term bank loans..................................   32,852      32,493
Current portion of long-term debt......................      598         610
Payables to growers....................................   15,964       8,885
Accounts payable and accrued expenses..................    6,224      10,798
Deferred income taxes..................................       84       2,037
                                                         -------     -------
    Total current liabilities..........................   55,722      54,823
                                                         -------     -------
Long-term debt.........................................    2,180      10,222
Long-term debt to related parties......................      903         293
                                                         -------     -------
    Total liabilities..................................   58,805      65,338
                                                         -------     -------
Minority interest......................................   10,079       8,603
                                                         -------     -------
Commitments and contingencies
Stockholder's equity:
Preferred stock, $.01 par value, 5,000,000 shares
 authorized, no shares issued and outstanding
Common stock, $.01 par value, 250,000,000 shares autho-
 rized, 348,722 issued and outstanding.................        4         --
Additional paid-in capital.............................   38,147         --
Stockholder receivable.................................   (5,280)        --
Contributed capital by parent company..................      --       27,848
Accumulated deficit....................................  (12,072)    (12,434)
Cumulative translation adjustment......................     (185)       (229)
                                                         -------     -------
                                                          20,614      15,185
                                                         -------     -------
    Total liabilities and stockholder's equity.........   89,498      89,126
                                                         =======     =======

          See accompanying notes to consolidated financial statements.

                            DNAP HOLDING CORPORATION
                          (FORMERLY BIONOVA U.S. INC.)
              (A WHOLLY-OWNED SUBSIDIARY OF BIONOVA, S.A. DE C.V.)

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

                            THOUSANDS OF US DOLLARS

                                           THREE MONTHS
                                               ENDED        SIX MONTHS ENDED
                                             JUNE 30,           JUNE 30,
                                          ----------------  -----------------
                                           1996     1995     1996      1995
                                          -------  -------  -------  --------
Total revenues...........................  52,942   56,759  104,301   109,632
                                          -------  -------  -------  --------
Cost of sales............................ (43,646) (50,587) (84,270)  (93,334)
Selling and administrative expenses......  (8,485)  (4,234) (15,388)  (10,769)
Amortization of goodwill.................    (134)    (134)    (269)     (269)
                                          -------  -------  -------  --------
                                          (52,267) (54,955) (99,927) (104,372)
                                          -------  -------  -------  --------
Operating income (loss)..................     675    1,804    4,374     5,260
Interest expense.........................  (1,288)  (1,162)  (2,946)   (2,322)
Interest income..........................     440      441      950     1,050
Exchange gain (loss)--net................   1,858      553      590      (481)
                                          -------  -------  -------  --------
Income before income tax.................   1,685    1,636    2,968     3,507
Income tax (expense) benefit.............    (216)      62   (1,309)   (1,751)
                                          -------  -------  -------  --------
Net income before minority interest......   1,469    1,698    1,659     1,756
Minority interest in net income of
 subsidiaries............................  (1,143)    (860)  (1,297)   (1,073)
                                          -------  -------  -------  --------
Net income (loss)........................     326      838      362       683
                                          =======  =======  =======  ========


          See accompanying notes to consolidated financial statements.

                            DNAP HOLDING CORPORATION
                          (FORMERLY BIONOVA U.S. INC.)
              (A WHOLLY-OWNED SUBSIDIARY OF BIONOVA, S.A. DE C.V.)

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                            THOUSANDS OF US DOLLARS

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             -----------------
                                                              1996      1995
                                                             -------- --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................      362       683
Items not affecting cash:
  Minority interest........................................    1,297     1,073
  Depreciation.............................................    1,209     1,176
  Amortization of goodwill.................................      269       269
  Deferred income taxes....................................       80       183
Net changes (exclusive of changes due to subsidiaries ac-
 quired):
  Accounts receivable and advances to growers..............   (1,983)  (18,859)
  Notes receivable from related parties....................    1,199    (9,119)
  Inventories..............................................    4,747     4,727
  Other assets.............................................      189      (360)
  Accounts payable, accrued expenses, and payables to grow-
   ers.....................................................    1,879     7,706
  Income tax payable.......................................      626     1,333
  Other....................................................      222       834
                                                             -------  --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES........   10,096   (10,353)
                                                             -------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiaries--net of cash acquired..........      --     (2,026)
Purchases of property, plant and equipment.................   (3,185)     (851)
Note receivable from DNAP..................................   (5,000)      --
                                                             -------  --------
NET CASH USED IN INVESTING ACTIVITIES......................   (8,185)   (2,877)
                                                             -------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments of) proceeds from bank loans...................   (7,695)    6,541
Amounts due to related parties.............................      609     5,882
Investment by Bionova, S.A. de C.V. .......................    5,025       936
Investment by minority interests...........................      --        936
                                                             -------  --------
NET CASH PROVIDED (USED IN) FINANCING ACTIVITIES...........   (2,061)   14,295
                                                             -------  --------
Net increase (decrease) in cash and cash equivalents.......     (150)    1,065
Cash at beginning of period................................    1,580     2,540
                                                             -------  --------
Cash at end of period......................................    1,430     3,605
                                                             =======  ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
 ACTIVITIES................................................
Contribution of parent company's investment in subsidiaries
 for common stock..........................................   27,848       --
Increase in stockholder's receivable.......................    5,280       --

          See accompanying notes to consolidated financial statements.

                           DNAP HOLDING CORPORATION
                         (FORMERLY BIONOVA U.S. INC.)
             (A WHOLLY-OWNED SUBSIDIARY OF BIONOVA, S.A. DE C.V.)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1996

1. BASIS OF PRESENTATION

  DNAP Holding Corporation (the Company) was formed on January 12, 1996 to be the holding company of the consolidated group which will include certain subsidiaries of Bionova, S.A. de C.V. (the Bionova Subsidiaries) and, upon consummation of a merger, the operations of DNA Plant Technology Corporation
(DNAP). The Bionova Subsidiaries consist of Bionova, S.A. de C.V.'s interest in Agricola Batiz, SA de CV and subsidiaries (ABSA), a Mexican company, and International Produce Holding Company and subsidiaries (IPHC), a US Company.

  Effective July 1, 1996 Bionova, S.A. de C.V. contributed its interests in the Bionova Subsidiaries to the Company. The unaudited combined financial statements, included herein, have been prepared giving retroactive effect of the contribution of the Bionova Subsidiaries in a manner similar to a pooling of interest (see note 3).

  The accompanying financial statements include the accounts of the Company, its wholly-owned subsidiary, Bionova Acquisition, Inc. and the Bionova Subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

  The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

  In the opinion of the Company's management, the accompanying unaudited financial statements contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position as of June 30, 1996 and the results of its operations and its cash flows for the three and six months ended June 30, 1996 and 1995. Interim financial information is not necessarily indicative of results for the full year.

2. NET INVESTMENT IN THE BIONOVA SUBSIDIARIES AND CONTRIBUTIONS AND LOANS FROM BIONOVA, S.A. DE C.V.

  At December 31, 1995 the net investment by the Parent Company in the Bionova Subsidiaries was $27,848 thousand.

  On January 26, 1996, the Company issued 25,000 common shares to Bionova, S.A. de C.V. in exchange for a capital contribution of $25 thousand.

  On May 29, 1996 the Company borrowed $5 million from Bionova, S.A. de C.V. under a Demand Note agreement, at a fixed interest rate of 10.25%. At June 30, 1996 the accrued interest payable on the note was $215 thousand.

  On July 1, 1996 Bionova, S.A. de C.V. transferred its interests in the Bionova Subsidiaries to the Company and $5 million in cash in exchange for 270,922 common shares and acquired an additional 2,800 common shares of the Company for $280 thousand in cash on August 1, 1996. Additionally, Bionova, S.A. de C.V. contributed the $5 million Demand Note in exchange for 50,000 common shares on August 2, 1996. These contributions have been given retroactive effect in the financial statements included herein in a manner similar to a pooling of interest. For purposes of these financial statements the capital contributions provided by Bionova, S.A. de C.V. subsequent to June 30, 1996 have been reflected as stockholder receivable, as a component of stockholder's equity.

  At June 30, 1996 the number of common shares outstanding (on a pro forma basis) was 348,722.

3. NOTE RECEIVABLE FROM DNAP

  The Company has a note receivable from DNAP which bears interest at a fixed rate of 10.25%. Principal and accrued interest are due on the earlier of i) January 26, 1999 or ii) the date DNAP consummates an

                           DNAP HOLDING CORPORATION
                         (FORMERLY BIONOVA U.S. INC.)
             (A WHOLLY-OWNED SUBSIDIARY OF BIONOVA, S.A. DE C.V.)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED) alternative transaction if the merger of Bionova Acquisition, Inc. with DNAP is not effected. Accrued interest receivable on the note was $215 thousand at June 30, 1996.

  On July 1, 1996 the Company loaned DNAP an additional $5 million, at a fixed rate of 10.25% under substantially the same terms.

4. SUBSEQUENT EVENTS

  On September 26, 1996, the merger of Bionova Acquisition, Inc. with DNAP was approved by DNAP stockholders and was consummated on that date. Upon consummation of the merger, Bionova, S.A. de C.V. contributed an additional $8 million in cash to the Company in exchange for 12,510,000 common shares. In connection with the merger the name of Bionova U.S. Inc. was changed to DNAP Holding Corporation.

5. INVENTORIES

  Inventories consist of the following:

                                                 JUNE 30, 1996 DECEMBER 31, 1995
                                                 ------------- -----------------
Finished produce................................    $ 2,657        $  3,357
Growing crops...................................      3,883           8,436
Advances to suppliers...........................      1,823             718
Spare parts and materials.......................      1,720           1,932
Merchandise in transit..........................                        387
                                                    -------        --------
                                                     10,083          14,830
Allowance for slow moving inventory.............       (100)           (100)
                                                    -------        --------
                                                    $ 9,983        $ 14,730
                                                    =======        ========

6. LICENSE AGREEMENT

  The Company has entered into a license agreement with DNAP to use certain patents and to make, have made, use and sell certain licensed products. The royalty fee payable by the Company is $175 thousand for the six months ended June 30, 1996 and $250 thousand for each quarter thereafter during which the license agreement is in effect.

  The Company has granted to a related party the option to obtain a sublicense from the Company to use certain licensed patents in the field of tobacco products and to make, have made, use and sell certain licensed products related to the field of tobacco. The term of this option was for two months ended March 31, 1996, extendible by the related party for an additional six months. In exchange for the option, the related party is obligated to pay $50 thousand for the initial two months and $5 thousand per month for each additional month. The related party has extended the term through September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

  DNAP Holding Corporation (together with its consolidated subsidiaries, unless the context requires otherwise, "DNAP Holding" or the "Company") was formed in January 1996 and acts as a holding company for (i) Agricola Batiz, S.A. de C.V., a corporation organized under the laws of the United Mexican States, of which the Company owns 50.004% ("ABSA"), (ii) International Produce Holding Company, a Delaware corporation, of which the Company owns 51% ("IPHC"), and (iii) DNA Plant Technology Corporation, a Delaware corporation ("DNAP"). DNAP became a wholly-owned subsidiary of the Company on September 26, 1996, as a result of the merger (the "Merger") of Bionova Acquisition, Inc., a Delaware corporation that was a wholly-owned subsidiary of the Company, with and into DNAP.

  ABSA engages in the business of growing fresh fruits and vegetables, primarily tomatoes and peppers, in Mexico and exporting fresh produce to the United States and other markets. ABSA owns a 50.01% interest in Interfruver de Mexico, S.A. de C.V., a corporation organized under the laws of the United Mexican States ("Interfruver"), which engages in the business of marketing and distributing fresh produce in Mexico, including fruits and vegetables produced by ABSA. IPHC is a holding company whose subsidiaries are in the business of marketing and distributing fresh produce in the United States and Canada, including fruits and vegetables produced by ABSA. DNAP is an agribusiness biotechnology company focused on the development and application of genetic engineering and transformation technologies in plants and, together with its subsidiaries (including FreshWorld Farms, Inc.), the development and marketing of premium, differentiated, fresh and processed, branded fruits and vegetables.

  The financial results of DNAP are not included in the financial statements of the Company contained in this report and, accordingly, are not discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company for the six months and quarter ended June 30, 1996. Financial statements of the Company presenting the pro forma effects of the Merger will be included in the Company's Form 8-K/A to be filed promptly after the filing of this Form 10-Q.

RESULTS OF OPERATIONS

 Three Months ended June 30, 1996 Compared to Three Months ended June 30, 1995

  Revenues for the second quarter of 1996 declined by 6.7% versus the same period a year ago, reflecting the effect of lower average realized prices of fresh produce sold in the United States. This decrease in average realized prices reflected general increased supply and product availability conditions that existed during most of the first half of 1996.

  For the second quarter of 1996, gross profit margins (sales less cost of sales) increased to 17.6% from 10.9% in the second quarter of 1995. This increase resulted from increased acreage under cultivation, greater production and distribution of independent growers' products, and the fact that the dollar's value against the peso was greater in this period compared to the comparable period in 1995.

  Selling and administrative expenses during the second quarter of 1996 increased by $4.3 million versus the same period in 1995. The most significant factor accounting for this increase was higher distribution costs, which were caused by higher volumes shipped and higher unit freight costs in Mexico resulting from the high level of inflation in the country. Administrative expenses associated with the Company's farming operations increased, primarily due to the start up of a new farming operation in Baja California. Selling and administrative costs increased across the Company's wholesaling and distributing companies, consistent with efforts to grow these businesses. Selling and administrative costs were higher for Interfruver due to inflation in Mexico.

  Interest expense increased by $.1 million during the second quarter of 1996 versus the comparable period in 1995. This increase was due largely to debt obtained from a related company which was incurred to finance a $5 million loan to DNAP. This debt subsequently was capitalized in connection with the Merger.

  During the second quarter of 1996 the Company generated a net foreign exchange gain of $1.9 million versus a gain of $.6 million during the same period in 1995. This change resulted from variations in the peso/dollar exchange rate during this period, compared to the variations experienced during the comparable period in 1995.

  The income tax (expense) benefit for the three months ended June 30, 1996 and 1995 reflects the effects of revisions to the estimated effective tax rate made during the quarters.

 Six Months ended June 30, 1996 Compared to Six Months ended June 30, 1995

  Revenues for the first six months of 1996 declined by 4.9% versus the same period a year ago, reflecting the effect of lower average realized prices of fresh produce sold in the United States. This decrease in average realized prices reflected general increased supply and product availability conditions that existed during most of the first half of 1996. Even though total revenues were down, volume, as measured by the total number of boxes shipped, was up 1.7% in the first half of 1996 versus the same period a year ago. The increase in volume was due both to increased production acreage and to increased distribution of independent growers' products.

  For the six months ended June 30, 1996, gross profit margins (sales less cost of sales) increased to 19.2% from 14.9% in the first half of 1995. This increase resulted from increased acreage under cultivation, greater production and distribution of independent growers' products, and the fact that the dollar's value against the peso was greater in this period compared to the comparable period in 1995.

  Selling and administrative expenses during the first half of 1996 increased $4.6 million versus the same period in 1995. The most significant factor accounting for this increase was $2.6 million of higher distribution costs, which were caused by the higher volumes shipped and higher unit freight costs in Mexico resulting from the high level of inflation in Mexico. Administrative expenses associated with the Company's farming operations increased $.4 million due primarily to the start up of a new farming operation in Baja California. Selling and administrative costs increased across the Company's wholesaling and distributing companies, consistent with efforts to grow these businesses. Selling and administrative costs were higher for Interfruver due to inflation in Mexico.

  Interest expense increased $.6 million during the first half of 1996 versus the comparable period in 1995. Eighty percent of this increase was incurred during the first quarter due to an increase in borrowings to finance the growth of the business.

  During the first half of 1996, DNAP Holding generated a net foreign exchange gain of $.6 million versus a loss of $.5 million during the same period in 1995. This change resulted from variations in the peso/dollar exchange rate during this period, compared to the variations experienced during the comparable period in 1995.

  The provision for taxes declined $.4 million (25.2%) for the six months ended June 30, 1996, consistent with the decline in income before tax of IPHC and its subsidiaries. ABSA showed an increase of $1.4 million in income before taxes, but currently does not pay any taxes due to the utilization of tax losses incurred in prior years.

LIQUIDITY AND CAPITAL RESOURCES

  During the first half of 1996 the Company generated $10.1 million in cash from operations. Net earnings along with the effect of non-cash adjustments relating to depreciation, amortization, deferred taxes, and minority interests generated 32% of this amount, and the balance was due to a reduction in working capital.

  During this same period the Company made capital investments of $3.2 million in property, plant, and equipment. The majority of these investments were made to expand farming activities in Mexico.

  As of June 30, 1996, the Company had a negative working capital position of $10.1 million versus a negative working capital position of $5.0 million on December 31, 1995. This change was due primarily to a reduction in inventories and an increase in payables to growers, offset to some extent by a decline in accounts payable. The Company repaid a loan during this period in the amount of $7.7 million to an affiliate, Empresas La Moderna, S.A. de C.V.

  As of June 30, 1996 the Company's cash position was $1.4 million versus $1.6 million on December 31, 1995. On August 2, 1996, the $5.0 million loaned to the Company on January 26, 1996 was capitalized, and on September 26, 1996, the Company received an $8.0 million cash capital contribution in cash from its parent company, Bionova International, Inc., in connection with the consummation of the Merger.

  It is expected that a portion of this cash will be used to fund the Company's working capital requirements and enable the Company to move ahead on its planned acquisition strategy. During the fourth quarter of 1996, the Company will pay $1.5 million in connection with the closing of its previously announced acquisition of a controlling interest in Rijnhout Food Group B.V., a Holland-based holding company with interests in fresh produce distribution in Europe, the Middle East, and the Far East.

  The Company believes its existing cash, including the $18 million contributed in connection with the Merger, its available borrowing capacity, and funds generated from operations will be sufficient to meet its operating and capital expenditure requirements for at least the next twelve months.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

  This report on Form 10-Q includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including without limitation statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "Notes to Unaudited Consolidated Financial Statements" located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during the remainder of 1996, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the
Company:

  Management Information Systems and Controls. The Company's business is undergoing rapid growth. As a result of this rapid growth, significant strains have been placed on the management, operations and financial resources of the Company's subsidiaries. The realization of the business strategy for the Company and its subsidiaries will be dependent upon, among other things, the ability of the Company to adapt management information systems and controls and to hire, train and retain qualified employees to allow the operations thereof to be effectively managed. The geographic separation of the operations of the Company's subsidiaries and their traditionally decentralized, family-based management teams exacerbate these issues.

  Historical Losses and Accumulated Deficits. IPHC and ABSA sustained losses in 1993, 1994 and 1995. DNAP sustained losses in each year since its incorporation in 1981. There is no assurance that some of the factors that caused these historical losses will not be present in future periods or that the Company will be profitable in the future.

  Possible Need for Additional Financing. The projected cash flows from operations and existing capital resources of the Company, including existing credit lines, may not be sufficient to permit the Company to pursue proposed business strategies to achieve significant organic growth or to acquire additional producers, distributors or marketers and related businesses. Therefore, such significant organic growth and the ability to pursue such acquisitions may be dependent upon the Company's ability to obtain additional capital, which could result in the incurrence of additional debt or potentially dilutive issuances of additional equity securities. There can be no assurance that the Company will be successful in obtaining such capital and, as a result, may be restricted in its pursuit of its future growth and acquisition strategies.

  Governmental and Economic Risks Associated with Foreign Operations. Nearly all of the growing and approximately 25% of the Company's sales occur in Mexico. Foreign operations such as those conducted by the Company, especially in countries with volatile economies, are subject to political and economic risks, including political instability, currency controls, currency devaluations, exchange rate fluctuations, increased credit risks, inflation, foreign tax laws, changes in import/export or other regulations and tariff and freight rates. Political and other factors beyond the Company's control, including without limitation those factors discussed below, could have a materially adverse effect on the Company's operations.

  Currency Fluctuations and Inflation. The currency exchange rates in Mexico have historically been volatile. For example, in December 1994, the Mexican government announced its intention to float the Mexican peso against the United States dollar and, as a result, the peso devalued over 40% relative to the dollar during that month. Such exchange rate fluctuations impact the business of the Company's subsidiaries. If the value of the peso decreases relative to the value of the dollar, then (i) imports of Chilean and other produce into Mexico for distribution by the Company's subsidiaries become more expensive in peso terms and therefore more difficult to sell in the Mexican market and (ii) inflation that generally accompanies reductions in the value of the peso reduces the purchasing power of Mexican consumers, which reduces the demand for all products including produce and, in particular, imported, branded or other premium-quality produce. Conversely, if the value of the peso increases relative to the value of the dollar, Mexican production costs increase in dollar terms, which results in lower margins or higher prices with respect to produce grown in Mexico and sold in the United States and Canada.

  Interest Rates. Historically, interest rates in Mexico have been volatile, particularly in times of economic unrest and uncertainty. High interest rates restrict the availability and raise the cost of capital for the Company's subsidiaries that are Mexican companies and for growers and other Mexican parties with whom they do business, both for borrowings denominated in pesos and for borrowings denominated in dollars. Costs of operations for these Mexican entities are higher as a result.

  Trade Sanctions. Notwithstanding the enactment of the North American Free Trade Agreement, Mexico and the United States from time to time are involved in trade disputes. On occasion, the United States has imposed tariffs, quotas, and importation bans on products produced in Mexico. Such actions, if taken, could subject the Company to an additional financial burden, some or all of which may not be able to be passed on to consumers.

  Agribusiness Risks. A variety of risks are inherent in the agribusiness industry, including, without limitation, the following:

  Supply and Demand. The fresh produce business is particularly sensitive to fluctuations in supply and demand. When the supply of produce in the market exceeds the demand for such products, the market price for fresh produce may be driven down significantly, in some instances below the cost of harvesting and packing. In such situations it may be uneconomical to harvest a crop, resulting in a total loss of the costs incurred in growing such crop. Even when market prices are sufficient to permit recovery of direct harvesting and packing costs, prices may not be high enough to permit recovery of growing costs and/or overhead and other indirect costs. In addition, oversupply can affect the prices obtained for premium quality produce. Oversupply can result from, among other reasons, an increase in the number of growers, an increase in the acreage allocated by growers to a particular crop, unusually favorable growing conditions or increased supply from foreign competitors (which could be caused by a variety of economic and climatic factors in such competitors' home countries).

  Limited Barriers to Entry. The relatively low capital requirements for farming and produce distribution permit relatively easy entrance into the fresh produce business, which in turn can result in oversupply.

  Weather. Weather conditions greatly affect the amount of fresh produce that is brought to market, and, accordingly, the prices received for such produce. Storms, frosts, droughts, and particularly floods, can destroy a crop and less severe weather conditions, such as excess precipitation, cold weather and heat, can kill or damage significant portions of a crop, rendering much of it unpackable and unsalable. Conversely, unusually favorable weather conditions can result in oversupply that drives down the prices realized by producers, including ABSA.

  Crop Disease and Pestilence. Crop disease and pestilence can be unpredictable and can have a devastating effect on crops, rendering them unsalable and resulting in the loss of all or a portion of the crop for that harvest season. Even when only a portion of the crop is damaged, the profits a grower could have made on the crop will be severely affected because the costs to plant and cultivate the entire crop will have been incurred although only a portion of it can be sold.

  Labor Shortages and Union Activity. The production of fresh produce is heavily dependent upon the availability of a large labor force to harvest crops. The turnover rate among the labor force is high due to the strenuous work, long hours, necessary relocation and relatively low pay. To the extent it becomes necessary to pay more to attract labor to farm work, labor costs can be expected to increase.

  The Mexican farm work force retained by ABSA is unionized. If the union attempted to disrupt production and were successful on a large scale, labor costs would likely increase and there could be work stoppages, which would be particularly damaging in an industry where harvesting crops at peak times and getting them to market on a timely basis is critical.

  The majority of fresh produce is shipped by truck. In Mexico, truck deliveries are sometimes less reliable than in the United States due to, among other factors, the unreliability of some Mexican trucking companies and drivers to make deliveries on schedule, poorer quality and maintenance of the trucks used by Mexican trucking companies and poor road conditions in some areas. In the United States and in Mexico, the trucking industry is largely unionized and therefore susceptible to labor disturbances. Delivery delays caused by labor disturbances in the trucking industry or any other reason limit the ability to get fresh produce to market before it spoils.

  Availability of Supply. To pursue its goal of providing year-round fresh produce supply, ABSA diversified its growing operations to several regions of Mexico, including regions where ABSA does not have significant land holdings. Consequently, ABSA increasingly relies on agricultural land leased from others and production associations with other growers. If the other parties to these leases and other arrangements were to choose not to renew their agreements with ABSA, ABSA would be required to locate alternate sources of supply and/or land or, in some cases, to pay increased rents for land. In addition to increased rental rates, increases in land costs could result from increases in water charges, property taxes and related expenses.

  Dependence on One Supplier. One grower in Baja California, Santa Cruz Empacadora, S. de R.L. de C.V., accounted in 1995 for approximately 10% of the combined sales of the Company's subsidiaries (excluding DNAP). ABSA has entered into one-year production association agreements with this grower for each of the past two years and expects to continue to do so, but there can be no assurance that the grower will continue to be willing to enter into such agreements with ABSA on terms satisfactory to ABSA.

  Governmental Regulation. The U.S. activities of the Company's subsidiaries are subject to extensive regulation by the Food and Drug Administration, the United States Department of Agriculture, and other federal and state regulatory agencies in the United States. Similarly, the Mexican activities of the Company's subsidiaries are subject to extensive regulation by the Secretaria de Agricultura, Ganaderia y Desarrollo Rural, the Secretaria de Salud, and other federal and state regulatory agencies in Mexico. Also, certain of the Company's products may require regulatory approval or notification in the United States or in other countries in which they are tested, used or sold. The regulatory process may delay research, development, production, or marketing and require more costly and time-consuming procedures, and there can be no assurance that requisite regulatory approvals or registration of certain of its current or future genetically engineered products will be granted on a timely basis.

  Product Liability. Certain of the products being marketed and developed by the Company entail a risk of product liability. While the Company has taken what it believes are adequate precautions, there can be no assurance that it will avoid significant product liability exposure.

  Numerous Competitors. The fresh produce industry in general, and the tomato industry in particular, are characterized by a large number of competitors at both the production and distribution levels. In the past some of these competitors have sought to limit the importation of Mexican-grown tomatoes and peppers into the United States. DNAP is one of many companies engaged in research and product development activities based on agricultural biotechnology. Competitors include specialized biotechnology firms, as well as major pharmaceutical, food and chemical companies, many of which have substantial financial, technical and marketing resources.

  Marketing of Premium Quality Produce. The Company's subsidiaries are currently producing and distributing premium quality fresh fruits and vegetables. The success of these and future products depends on many variables, including the ability to produce and make available to the market consistent, premium quality fruits and vegetables on a year-round basis, consumers' willingness to pay higher prices for premium quality fruits and vegetables, and retailers' willingness to carry such fruits and vegetables.

  No Assurance of Commercial Success of Products Being Developed and
Marketed. Marketing of several products currently developed by DNAP is in the early stages, and there can be no assurance that any of these products will be successful or will produce significant revenues or profits. In addition, a number of DNAP's product development projects are in the early stages, and there can be no assurance that these projects will be successful or that any resulting products will be commercially successful or profitable. In particular, although DNAP has produced and sold a limited amount of its products, there can be no assurance that it will be able to produce or market such products on a larger scale.

  No Assurance of Public Acceptance of Genetically Engineered Products. DNAP's second generation products are being developed through the use of genetic engineering. The commercial success of these products will depend in part on public acceptance of the cultivation and consumption of genetically engineered products. There can be no assurance that such products will gain sufficient public acceptance to be profitable, even if such products obtain the required regulatory approvals.

  Possible Loss of Short Term Research Contracts. A portion of DNAP's revenues is earned by conducting scientific research projects for third parties. Some of those third parties may be less likely to retain DNAP to conduct such research now that DNAP is a part of a larger group of companies with interests in some of the same fields as the third parties that typically retain DNAP to conduct such research. There can be no assurance that third parties will continue to retain DNAP to conduct scientific research in the future.

  Possible Development of Superior Technology by Competitors. The application of recombinant DNA and related technologies to plants is complex and subject to rapid change. A number of companies are engaged in research related to plant biotechnology, including companies that rely on the use of recombinant DNA as a principal scientific strategy and companies that rely on other technologies. Technological advances by others could render the Company's products less competitive. Some of these companies, as well as competitors that supply non-genetically-engineered products, have substantial resources.

  Proprietary Protection. The Company's success will depend, in part, on its ability to obtain patents, maintain trade secret protection, and conduct its business without infringing the proprietary rights of others. There can be no assurance that others will not develop competing technologies and market competing products or that DNAP will be able to enforce the patents which it currently possesses or will be able otherwise to obtain or enforce any patents for which it has filed an application. DNAP also relies upon unpatented proprietary and trade secret technology.

  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this section and otherwise in this report.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL MATTERS

  DNAP has received correspondence from persons who previously held shares of DNAP's $2.25 Convertible Exchangeable Preferred Stock (the "DNAP Preferred Stock") in which such persons stated their dissatisfaction with the consideration being received as a result of the Merger. The Merger was consummated on September 26, 1996. As of the date of this report, none of such persons has commenced litigation against DNAP.

  In a complaint dated August 5, 1996 and filed in the Superior Court for the County of Los Angeles, California, the County of Los Angeles sued DNAP and others, including several cigarette manufacturers, alleging breach of express warranty, unlawful, deceptive and unfair business practices, fraud and misrepresentation, and conspiracy, in connection with the manufacture, promotion, distribution and sale of tobacco products. DNAP's involvement in the suit arises from allegations regarding research it performed for a major tobacco company. The County of Los Angeles is seeking economic damages and injunctive relief. DNAP denies any wrongdoing or liability in this matter. DNAP intends to vigorously contest this lawsuit.

  The Company, through its subsidiaries, currently grows in Mexico and imports into the United States approximately $52 million of fresh or chilled tomatoes annually. On March 29, 1996, the Florida Tomato Growers Exchange, the Florida Fruit and Vegetable Association, the Florida Farm Bureau Federation, the South Carolina Tomato Association, Inc., the Gadsden County Tomato Growers Association, Inc., the Accomack County Farm Bureau and the Florida Tomato Exchange filed a petition before the United States Department of Commerce ("DOC") and the U.S. International Trade Commission requesting the imposition of antidumping duties on imports of fresh tomatoes from Mexico. ABSA is affected by this dumping investigation because ABSA exports tomatoes from Mexico to the United States. On October 28, 1996, the DOC issued a preliminary finding of dumping, as required by law, finding a dumping rate of 17.56% for most Mexican growers. On the same date, the DOC and representatives of Mexican tomato producers signed a five-year Suspension Agreement discontinuing the dumping investigation and suspending any dumping duties resulting from such preliminary determination if certain conditions are met. The Suspension Agreement requires that all tomatoes (other than greenhouse and cocktail tomatoes) entering the United States be priced no lower than 20.68 cents per pound ($5.17 per twenty-five pound box), which price may be adjusted from time to time by DOC in response to significant changes in the relationship of domestic prices to import prices. The Suspension Agreement does not affect the requirement under the North American Free Trade Agreement that Mexican-grown tomatoes be accorded "national treatment," which means that no limitations, quality standards or other restrictions can be applied to Mexican-grown tomatoes unless such limitations, quality standards or other restrictions are also applied to tomatoes grown in the United States. ABSA supports and has signed the Suspension Agreement, in part because the Suspension Agreement could lead to more price stability throughout the growing season and more consistent sales practices in the industry. Furthermore, counsel for the petitioners in the dumping proceeding has indicated that the petitioners do not intend to pursue further trade remedies or legislative initiatives to restrict the importation of tomatoes from Mexico as long as the Suspension Agreement remains in effect and is being complied with.

  R.B. Packing, Inc., a wholly-owned subsidiary of IPHC, has received a "30-day letter" from the U.S. Internal Revenue Service (the "IRS") proposing tax adjustments for the fiscal years ended September 30, 1993, 1992 and 1991 totalling approximately $.9 million plus interest and penalties. The proposed adjustments relate primarily to the sales commissions charged by R.B. Packing, Inc. to ABSA, as well as to certain travel and entertainment and other expenses. R.B. Packing, Inc. disagrees with the position taken by the IRS and has appealed the IRS's determination.

ITEM 5. OTHER INFORMATION

 Recent Acquisition

  On October 18, 1996, IPHC, acquired 51% of Rijnhout Food Group B.V., a Holland-based holding company whose subsidiaries include Koninklijke Exporthandel Jac. Van Namen & Zonen B.V. and Rijnhout Groenten

B.V. (collectively, Royal Van Namen). Royal Van Namen is a fresh produce distributor with 1995 sales of $49 million, dealing primarily in tomatoes, peppers, citrus and apples which it buys locally through auctions and importers. It exports throughout Europe, the Middle East, the Far East and North America to food service, wholesalers and chain stores. Pursuant to the terms of the transaction, IPHC will pay $1.5 million in connection with the closing and, additionally, could be required to pay up to $.5 million per year for the next four years depending on the financial performance of Royal Van Namen.

CAPITAL CONTRIBUTION TO IPHC

  The Company has agreed to contribute up to $4.35 million to IPHC in exchange for additional shares of stock of IPHC. The Company is in the process of contributing the first $2.85 million of this amount, which IPHC has determined to use as follows:

    (i) IPHC will contribute $1.35 million to Premier Fruits & Vegetables BBL Inc., a Quebec corporation ("Premier"), in exchange for shares of convertible redeemable preferred stock of Premier. Currently, IPHC owns 80% of the common stock of Premier. Premier has determined to use the proceeds of this capital contribution to fund working capital and to reduce debt, including debt owed to affiliates.

    (ii) IPHC will use $1.5 million to fund the acquisition of Rijnhout Food Group B.V. discussed above.

CONTROLLING STOCKHOLDER; CONFLICTS OF INTEREST

  Seventy percent of the outstanding shares of common stock of the Company are owned of record by Bionova International, Inc., an indirect wholly-owned subsidiary of Empresas La Moderna, S.A. de C.V., a corporation organized under the laws of the United Mexican States ("ELM"). Pursuant to a Governance Agreement dated as of September 26, 1996, between ELM and the Company, ELM (together with its affiliates) may acquire additional shares of common stock of the Company so long as their aggregate beneficial ownership of the Company's common stock does not exceed 80.1%, subject to applicable law. Also, pursuant to the Governance Agreement, ELM has the power to elect a majority of the Company's board of directors and to determine the outcome of any action requiring the approval of the holders of the Company's common stock. This ownership and management structure will inhibit the taking of any action by the Company which is not acceptable to the controlling stockholder.

  Certain of the Company's directors and executive officers are also currently serving as board members or executive officers of ELM or companies related to ELM and it is expected that each will continue to do so. Such management interrelationships and intercorporate relationships may lead to possible conflicts of interest.

  The Company and other entities that may be deemed to be controlled by or affiliated with ELM sometimes engage in (i) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties. The Company continuously considers, reviews and evaluates and understands that ELM and related entities consider, review and evaluate transactions of the type described above. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more of such transactions in the future in addition to those currently in force, such as the Long Term Funded Research Agreement dated September 26, 1996 between ELM and DNAP. In connection with these activities the Company might consider issuing additional equity securities or incurring additional indebtedness. The Company's acquisition activities may in the future include participation in the acquisition or restructuring activities conducted by other companies that may be deemed to be controlled by ELM.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

  2.1*  Agreement and Plan of Merger dated as of January 26, 1996, among ELM,
        Bionova, S.A. de C.V., Bionova U.S. Inc., Bionova Acquisition, Inc.,
        and DNA Plant Technology Corporation
  2.2*  Amendment No. 1 to Agreement and Plan of Merger dated as of May 16,
        1996
  2.3*  Amendment No. 2 to Agreement and Plan of Merger dated as of July 30,
        1996
  3.1*  Certificate of Incorporation of the Company
  3.2   Certificate of Amendment to the Certificate of Incorporation of the
        Company
  3.3*  Bylaws of the Company
 10.1*  Loan Agreement dated as of January 26, 1996, between the Company and
        DNAP
 10.2*  Assignment of Patents dated January 26, 1996, between the Company and
        DNAP
 10.3*  Sole Patent License Agreement dated as of January 26, 1996, between the
        Company and DNAP
 10.4*  Non-Exclusive Patent License Agreement dated as of January 26, 1996, between the Company and DNAP
 10.5*  Promissory Note made January 26, 1996, by DNAP in favor of the Company
 10.6** Governance Agreement dated as of September 26, 1996, between ELM and the Company
 10.7** Long-Term Funded Research Agreement dated as of September 26, 1996, between ELM and DNAP
 27.1   Financial Data Schedule

--------
 * Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-09975) and incorporated herein by reference.
** Filed as an exhibit to the Company's current report on Form 8-K dated September 26, 1996 and incorporated herein by reference.

    (b) Reports on Form 8-K

    On October 11, 1996, the Company filed a report on Form 8-K dated September 26, 1996 relating to the acquisition of DNAP by means of a merger of DNAP with Bionova Acquisition, Inc., which was a wholly-owned subsidiary of the Company. The following financial statements were filed with or incorporated by reference in such Form 8-K:

        Audited consolidated financial statements and schedule of DNA Plant Technology Corporation and Subsidiaries, consisting of:

            Consolidated balance sheets at December 31, 1995 and 1994

            Consolidated statements of operations for the years ended December
             31, 1995, 1994 and 1993

            Consolidated statements of cash flows for the years ended December
             31, 1995, 1994 and 1993

            Consolidated statements of stockholders' equity for the years ended
             December 31, 1995, 1994 and 1993

            Notes to consolidated financial statements

            Schedule II: Valuation and qualifying account for the years ended
             December 31, 1995, 1994 and 1993

    Unaudited consolidated financial statements of DNA Plant Technology Corporation and Subsidiaries, consisting of:

            Unaudited consolidated balance sheets at June 30, 1996 and December
             31, 1995.

            Unaudited consolidated statements of operations for the three and six months ended June 30, 1996 and 1995.

            Unaudited consolidated statements of cash flows for the six months ended June 30, 1996 and 1995.

            Notes to unaudited consolidated financial statements.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          DNAP Holding Corporation


                                          By:      /s/ Arthur H. Finnel
                                             ----------------------------------
                                                       Arthur H. Finnel,
                                                Treasurer and Chief Financial
                                                           Officer

Date: October 31, 1996

                               INDEX TO EXHIBITS

  2.1*  Agreement and Plan of Merger dated as of January 26, 1996, among ELM,
        Bionova, S.A. de C.V., Bionova U.S. Inc., Bionova Acquisition, Inc.,
        and DNA Plant Technology Corporation
  2.2*  Amendment No. 1 to Agreement and Plan of Merger dated as of May 16,
        1996
  2.3*  Amendment No. 2 to Agreement and Plan of Merger dated as of July 30,
        1996
  3.1*  Certificate of Incorporation of the Company
  3.2   Certificate of Amendment to the Certificate of Incorporation of the
        Company
  3.3*  Bylaws of the Company
 10.1*  Loan Agreement dated as of January 26, 1996, between the Company and
        DNAP
 10.2*  Assignment of Patents dated January 26, 1996, between the Company and
        DNAP
 10.3*  Sole Patent License Agreement dated as of January 26, 1996, between the
        Company and DNAP
 10.4*  Non-Exclusive Patent License Agreement dated as of January 26, 1996, between the Company and DNAP
 10.5*  Promissory Note made January 26, 1996, by DNAP in favor of the Company
 10.6** Governance Agreement dated as of September 26, 1996, between ELM and the Company
 10.7** Long-Term Funded Research Agreement dated as of September 26, 1996, between ELM and DNAP
 27.1   Financial Data Schedule

--------
 * Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-09975) and incorporated herein by reference.
** Filed as an exhibit to the Company's current report on Form 8-K dated
   September 26, 1996 and incorporated herein by reference.