Form 10-Q
period 1996-09-30
DNAP HOLDING CORP
filed 1996-11-14
CIK 1020866

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER: 0-12177

                           DNAP HOLDING CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                75-2632242
   (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


   6701 SAN PABLO AVENUE OAKLAND, CALIFORNIA            94608
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)


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

                      UNAUDITED CONSOLIDATED BALANCE SHEET

                            THOUSANDS OF US DOLLARS

                                                    SEPTEMBER 30, DECEMBER 31,
                                                        1996          1995
                                                    ------------- ------------
                      ASSETS
Current assets:
Cash and cash equivalents..........................     14,490        1,580
Accounts receivable................................     16,404       25,444
Advances to growers................................     11,278        7,889
Inventories........................................     13,427       14,730
Other current assets...............................        850          142
                                                       -------      -------
    Total current assets...........................     56,449       49,785
                                                       -------      -------
Patents and trademarks.............................     14,800
Property, plant and equipment, net.................     29,026       25,983
Deferred income taxes..............................         39        3,281
Goodwill, net......................................     19,348        9,319
Other assets.......................................      1,018          758
                                                       -------      -------
    Total assets...................................    120,680       89,126
                                                       =======      =======
       LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Short-term bank loans..............................     29,024       32,493
Current portion of long-term debt..................        158          610
Payables to growers................................      3,489        8,885
Accounts payable and accrued expenses..............     16,059       10,798
Deferred income taxes..............................        --         2,037
                                                       -------      -------
    Total current liabilities......................     48,730       54,823
                                                       -------      -------
Long-term debt.....................................     10,289       10,222
Long-term debt to related parties..................        392          293
Other..............................................        934           --
                                                       -------      -------
    Total liabilities..............................     60,345       65,338
                                                       -------      -------
Minority interest..................................      8,854        8,603
                                                       -------      -------
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares
 authorized, no shares issued and outstanding......        --           --
Common stock, $.01 par value, 25,000,000 shares
 authorized, 18,370,640 issued and outstanding.....        184          --
Additional paid-in capital.........................     78,495          --
Contributed capital by parent company..............        --        27,848
Accumulated deficit................................    (27,306)     (12,434)
Unrealized gain....................................          6          --
Cumulative translation adjustment..................        102         (229)
                                                       -------      -------
                                                        51,481       15,185
                                                       -------      -------
    Total liabilities and stockholders' equity.....    120,680       89,126
                                                       =======      =======

          See accompanying notes to consolidated financial statements.

                            DNAP HOLDING CORPORATION
                          (FORMERLY BIONOVA U.S. INC.)

                 UNAUDITED CONSOLIDATED RESULTS OF OPERATIONS

                            THOUSANDS OF US DOLLARS

                                          THREE MONTHS
                                              ENDED        NINE MONTHS ENDED
                                          SEPTEMBER 30,      SEPTEMBER 30,
                                         ----------------  ------------------
                                          1996     1995      1996      1995
                                         -------  -------  --------  --------
Total revenues..........................  31,944   29,980   136,245   139,612
                                         -------  -------  --------  --------
Cost of sales........................... (30,997) (27,069) (115,264) (120,403)
Selling and administrative expenses.....  (3,117)  (3,626)  (18,505)  (14,395)
Purchased research and development...... (12,900)     --    (12,900)      --
Amortization of goodwill................    (136)    (135)     (405)     (404)
                                         -------  -------  --------  --------
                                         (47,150) (30,830) (147,074) (135,202)
                                         -------  -------  --------  --------
Operating income (loss)................. (15,206)    (850)  (10,829)    4,410
Interest expense........................  (1,240)  (2,285)   (4,186)   (4,607)
Interest income.........................     150      971     1,100     2,021
Gain (loss) on sale of assets...........     136      --        136       --
Exchange gain (loss)--net...............    (898)     352      (308)     (129)
                                         -------  -------  --------  --------
Income (loss) before income tax......... (17,058)  (1,812)  (14,087)    1,695
Income tax (expense) benefit............     284      767    (1,026)     (984)
                                         -------  -------  --------  --------
Net income (loss) before minority
 interest............................... (16,774)  (1,045)  (15,113)      711
Minority interest in net loss (income)
 of subsidiaries........................   1,538      360       241      (713)
                                         -------  -------  --------  --------
Net income (loss)....................... (15,236)    (685)  (14,872)       (2)
                                         =======  =======  ========  ========


          See accompanying notes to consolidated financial statements.

                            DNAP HOLDING CORPORATION
                          (FORMERLY BIONOVA U.S. INC.)

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

                            THOUSANDS OF US DOLLARS

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           ------------------
                                                             1996      1995
                                                           --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss..................................................  (14,872)       (2)
Items not affecting cash:
  Minority interest.......................................     (241)      713
  Depreciation............................................    1,248     1,897
  Amortization of goodwill................................      405       404
  Purchased research and development......................   12,900       --
  Deferred income taxes...................................      577       (47)
Net changes (exclusive of changes due to subsidiaries ac-
 quired):
  Accounts receivable and advances to growers.............    7,633   (18,104)
  Inventories.............................................    1,761       919
  Other assets............................................       42       (91)
  Accounts payable, accrued expenses, and payables to
   growers................................................   (2,534)    1,965
  Other...................................................    1,435       756
                                                           --------  --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.......    8,354   (11,590)
                                                           --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of subsidiaries--net of cash acquired.........      --     (2,026)
Amounts advanced to DNAP, net of cash provided
 upon merger..............................................   (6,664)      --
Purchases of property, plant and equipment................   (3,721)   (1,629)
                                                           --------  --------
NET CASH USED IN INVESTING ACTIVITIES.....................  (10,385)   (3,655)
                                                           --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments of) proceeds from bank loans..................   (3,857)   10,458
Amounts due to related parties............................      493     2,495
Investment by Bionova, S.A. de C.V. ......................   18,305       936
Investment by minority interests..........................      --        936
                                                           --------  --------
NET CASH PROVIDED (USED IN) FINANCING ACTIVITIES..........   14,941    14,825
                                                           --------  --------
Net increase (decrease) in cash and cash equivalents......   12,910      (420)
Cash at beginning of period...............................    1,580     2,540
                                                           --------  --------
Cash at end of period.....................................   14,490     2,120
                                                           ========  ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
 ACTIVITIES...............................................
Contribution of Bionova, S.A. de C.V. investment in
 subsidiaries for common stock............................   27,848       --
Patents and trademarks resulting from merger with DNA
 Plant Technology Corporation.............................   14,800       --

          See accompanying notes to consolidated financial statements.

                           DNAP HOLDING CORPORATION
                         (FORMERLY BIONOVA U.S. INC.)

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996

1. BASIS OF PRESENTATION

  DNAP Holding Corporation (the Company), a subsidiary of Bionova, S.A. de C.V., was formed on January 12, 1996 to be the holding company of the consolidated group, which includes certain former subsidiaries of Bionova, S.A. de C.V. (the Bionova Subsidiaries) and, after consummation of a merger effective September 26, 1996, DNA Plant Technology Corporation and its subsidiaries (DNAP). The Bionova Subsidiaries consist of majority interests in Agricola Batiz, S.A. de C.V., a Mexican company, and subsidiaries (ABSA) and International Produce Holding Company, a Delaware corporation and subsidiaries (IPHC).

 Effective July 1, 1996 Bionova, S.A. de C.V. contributed its interests in the Bionova Subsidiaries to the Company. The unaudited financial statements, included herein, have been prepared giving retroactive effect of the contribution of the Bionova Subsidiaries in a manner similar to a pooling of interest (see note 3).

 The accompanying financial statements include the accounts of the Company, the Bionova Subsidiaries and, effective September 26, 1996, DNAP. All intercompany accounts and transactions are eliminated in consolidation.

 The unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and should be read in conjunction with the combined financial statements of the Bionova Subsidiaries and notes thereto for the year ended December 31, 1995 contained in the Company's Registration Statement on Form S-4 (No. 333-09975). Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

 In the opinion of the Company's management, the accompanying unaudited financial statements contain adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of its operations and its cash flows for the three and nine months ended September 30, 1996 and 1995. Interim financial information is not necessarily indicative of results for the full year.

2. NET INVESTMENT IN THE BIONOVA SUBSIDIARIES AND CONTRIBUTIONS AND LOANS FROM BIONOVA, S.A. DE C.V.

  At December 31, 1995 the net investment by Bionova S.A. de C.V. in the Bionova Subsidiaries was $27.8 million.

  On January 26, 1996, the Company issued 25,000 common shares to Bionova, S.A. de C.V. in exchange for a capital contribution of $25,000 and on January
26, 1996 the Company borrowed $5 million from Bionova, S.A. de C.V. under a demand note agreement, at a fixed interest rate of 10.25%.

 On July 1, 1996 Bionova, S.A. de C.V. transferred its interests in the Bionova Subsidiaries to the Company and $5 million in cash in exchange for 270,922 common shares and acquired an additional 2,800 common shares of the Company for $280,000 in cash on August 1, 1996. Additionally, Bionova,
S.A. de C.V. contributed the $5 million demand note in exchange for 50,000 common shares on August 2, 1996.

 On August 5, 1996 Bionova, S.A. de C.V. contributed its shares of the Company's common stock to its wholly-owned subsidiary, Bionova International, Inc.

                           DNAP HOLDING CORPORATION
                         (FORMERLY BIONOVA U.S. INC.)

       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

3. DNAP MERGER

  On September 26, 1996, the merger of Bionova Acquisition, Inc., a wholly-owned subsidiary of the Company, with and into DNAP (the "Merger") was approved by DNAP stockholders and was consummated on that date. Upon consummation of the merger, Bionova International, Inc. contributed an additional $8 million in cash to the Company in exchange for 12,510,000 common shares. In connection with the merger the name of the Company was changed to DNAP Holding Corporation.

 The value of the shares of the Company's common stock issued in the Merger was determined based on the number of shares of DNAP's common stock and DNAP's $2.25 convertible exchangeable preferred stock outstanding at June 30, 1996 times their respective closing prices on July 29, 1996.

                                        Estimated
                                       outstanding     Closing
                                         shares      share price   Value at
                                        June 30,      July 29,     July 29,
                                          1996          1996         1996
                                       -----------  ------------  ---------
                                       (thousands)               (thousands)

DNAP common stock.....................     45,676    $   .531      $ 24,254
DNAP $2.25 convertible exchangeable
preferred stock.......................      1,380       3.125         4,312
                                                                   --------
                                                                     28,566
Plus:  Costs incurred by Bionova,
  S.A. de C.V. associated with the
  merger...............................                               4,000
                                                                   --------
Total purchase price...................                            $ 32,566
                                                                   ========

 The purchase price has been allocated as of September 30, 1996 to the following items based on a valuation of the intangibles by an independent appraiser.

                                                                  (thousands)
Patents and trademarks.........................................    $ 14,800
Research and development.......................................      12,900
Goodwill.......................................................      10,471
Net liabilities of DNAP at historical value....................      (5,605)
                                                                   --------
                                                                   $ 32,566
                                                                   ========

Purchased research and development costs of $12.9 million were written off to results of operations for the nine-month period ended September 30, 1996.

 Proforma disclosure of the results of operations for the nine months ended September 30, 1996 and 1995, as though the merger had occurred on January 1, 1995, is as follows:

                         NINE MONTHS ENDED
                           SEPTEMBER 30,
                         ------------------
                         (thousands, except
                         per share amounts)
                           1996      1995
                         --------  --------
Revenues................  146,574   149,704
Net Loss(1).............  (24,973)  (10,477)
Loss per share..........    (1.37)    (0.61)
Proforma average common
 shares outstanding.....   18,220    17,067

(1) Includes $12.9 million write-off in 1996 of purchased research and development costs.

4. INVENTORIES

  Inventories consist of the following:

                                           SEPTEMBER 30, 1996 DECEMBER 31, 1995
                                           ------------------ -----------------
                                              (thousands)        (thousands)
Finished produce..........................      $   966           $  3,357
Growing crops.............................        6,811              8,436
Advances to suppliers.....................        1,073                718
Spare parts and materials.................        4,597              1,932
Merchandise in transit....................           37                387
                                                -------           --------
                                                 13,484             14,830
Allowance for slow moving inventory.......          (57)              (100)
                                                -------           --------
                                                $13,427           $ 14,730
                                                =======           ========

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

RESULTS OF OPERATIONS

  Three Months ended September 30, 1996 Compared to Three Months ended
   September 30, 1995

    Revenues for the third quarter increased by 7% versus the same period a year ago. This increase reflects increased sales volumes at Interfruver, partially offset by lower production at ABSA. Interfruver's sales volume increased due to
(i) the addition of new commodities to the products sold by Interfruver, (ii) slightly higher prices due to improved brand name recognition and quality, and
(iii) additional sales to a major Mexican retailer. ABSA's production decreased due to the Company's decision to terminate relationships with some of its growers in 1996. As a consequence of the decrease in production at ABSA, the Company had less produce to market in the United States.

    Gross profit margins (sales less cost of sales) declined both in absolute terms and as a percentage of sales during the third quarter of 1996 versus the comparable period a year ago. This decline was caused by the lower proportion of produce sourced from ABSA, which historically has had higher margins than produce sourced from outside of the Company, and the sale of some new products which had a lower margin than the mix of products sold in 1995.

    Selling and administrative expenses during the third quarter of 1996 decreased by $.5 million versus the same period in 1995. The majority of this reduction was attributable to reduced depreciation charges associated with the Company's investment in vineyards in Mexico.

    During the third quarter of 1996 the Company wrote off $12.9 million of purchased research and development costs resulting from the Merger. This one-time charge reflects the value of in-process research and development programs ongoing at DNAP at the time of the Merger, as estimated by an independent appraiser, which was part of the purchase price in this transaction. These product programs were considered in-process since the products being developed were in various stages of development, have not been commercially introduced, and require additional research and development before such products can be produced and introduced to the marketplace. Accordingly, consistent with generally accepted accounting principles, these costs must be charged off immediately to current income.

    Interest expense decreased by $1.0 million, or 46%, during the third quarter of 1996 versus the comparable quarter in 1995. This decrease was due to a decline in the average interest rate that the Company paid on its short-term debt and a lower average level of debt outstanding during the quarter. The reduction in debt in the quarter was consistent with ABSA's reduction in growing operations during this time period.

    Interest income declined by $.8 million during the third quarter of 1996 compared to the third quarter of 1995. The Company charges interest on loans advanced to farmers (grower receivables) to support their growing activities during the planting and harvesting seasons and continues to charge interest on these advances until they are collected. Because the volume of growing activity was reduced during this quarter of 1996 versus the comparable quarter in 1995, and because certain outstanding advances that accrued interest in 1995 were deemed uncollectible in the fourth quarter of 1995 and therefore no longer continued to accrue interest, the average level of grower receivables was lower in 1996 than in 1995. This lower level of receivables, in conjunction with lower interest rates in this quarter of 1996 versus the comparable quarter of 1995 caused the decline in interest income during the quarter.

    During the third quarter of 1996 the Company experienced a net foreign exchange loss of $.9 million versus a foreign exchange gain of $.4 million during the same quarter in 1995. This change resulted from variations in the peso/dollar exchange rate during this quarter and related adjustments, compared to the variations experienced during the comparable quarter in 1995.

    The provision for income taxes for the third quarter was reduced from the provision made as of June 30 by $.3 million and $.8 million for the 1996 and 1995 tax years, respectively. The smaller reduction in the quarterly tax provision in 1996 versus 1995 was due to the lower losses experienced by the Company's distributing operations in the third quarter of 1996 compared to the third quarter of 1995.

    During the third quarter of 1996 the share of losses allocable to minority interests was $1.5 million as compared with $.4 million for the comparable quarter in 1995. These allocations are consistent with the losses sustained by the Company's majority-owned subsidiary companies during this quarter, in particular ABSA, and resulted primarily from the grower decisions discussed above and the typically lower sales rates that occur during this season of the year.


  Nine Months ended September 30, 1996 Compared to Nine Months ended
    September 30, 1995

    Revenues for the first nine months ended September 30, 1996 declined by 2% versus the same period a year ago. This decline reflected the effect of lower average realized prices of fresh produce sold in the United States during the first six months of the year and the reduction in ABSA's production during the third quarter that resulted from the Company's decision to terminate relationships with some of its growers in 1996. As a consequence the Company had less produce to market in the United States. These factors were partially offset by increased revenues at Interfruver during the nine months ended September 30, 1996 for the reasons discussed above.

    While gross profit margins (sales less cost of sales) declined in the third quarter of 1996 versus the comparable quarter in 1995, they continued to remain higher for the nine months ended September 30, 1996 versus 1995, both in absolute terms and as a percentage of sales. Higher amounts of acreage cultivated, greater production and distribution of independent growers' products, and the impact of the dollar's value against the Mexican peso resulted in a lower cost of sales during the first half of 1996 as compared with 1995, which more than offset the third quarter results.

    Selling and administrative expenses for the nine month period ended September 30, 1996 increased by $4.1 million versus the same period in 1995. The most significant factor that accounted for the increase during the nine months ended September 30, 1996 was $3.6 million of higher distribution costs, which were caused by the higher volumes shipped during this time period and higher unit freight costs in Mexico resulting from the high level of inflation during the year. Selling and administrative expenses also were impacted in the nine months ended September 30, 1996 by the start up of a new farming operation in Baja California and higher costs across the Company's wholesaling and distributing companies, consistent with efforts to grow these businesses and the impact of inflation on the Mexican distributing company's costs.

    During the third quarter of 1996 the Company wrote off $12.9 million of purchased research and development costs resulting from the Merger. This one-time charge reflects the value of in-process research and development programs ongoing at DNAP at the time of the Merger, as estimated by an independent appraiser, which was part of the purchase price in this transaction. These product programs were considered in-process since the products being developed were in various stages of development, have not been commercially introduced, and require additional research and development before such products can be produced and introduced to the marketplace. Accordingly, consistent with generally accepted accounting principles, these costs must be charged off immediately to current income.

    Interest expense for the nine months ended September 30, 1996 declined by $.4 million as compared with the same period in 1995. This decline resulted from a reduction in the average interest rate (primarily during the third quarter) that the Company paid on its short-term debt and the lower average level of debt outstanding during the third quarter. During the first half of the year interest expense was higher in 1996 as compared with 1995 due to higher borrowing during the first quarter to finance the growth of the business.

    Interest income declined by $.9 million during the nine months ended September 30, 1996 as compared with the same period in 1995. This decline occurred primarily during the third quarter and was due to the lower level of grower receivables on which the Company collected interest in 1996 versus the comparable period of 1995.

    During the first nine months of 1996 the Company experienced a net foreign exchange loss of $.3 million versus a foreign exchange loss of $.1 million during the same period in 1995. This change resulted from variations in the peso/dollar exchange rate during this period and related adjustments, compared to the variations experienced during the comparable period in 1995.

    The provision for income taxes for the nine months ended September 30, 1996 was $1.0 million, which was comparable to the provision recorded for the same period in 1995. While the Company had a pretax loss for the nine months ended September 30, 1996 and pretax income during the nine months ended September 30, 1995, the majority of this change was due to ABSA's pretax gains and losses in the respective periods. The Company currently does not pay any taxes on ABSA's income due to tax loss carry forwards. Pretax income from the Company's distributing subsidiaries was substantially similar during the nine months ended September 30, 1996 and 1995.

    The allocation of losses to minority interests for the nine months ended September 30, 1996 was $0.2 million as compared with an allocation of profits of
$.7 million in the comparable period in 1995.   The 1996 allocation of losses
and the 1995 allocation of profits are consistent with the minority interest positions held across the operating subsidiaries of the Company.

LIQUIDITY AND CAPITAL RESOURCES

    For the nine months ended September 30, 1996 the Company generated $8.4 million in cash from operations, which resulted primarily from a reduction in working capital. The reduction in working capital is consistent with the seasonality of the business, because accounts receivable and inventories are typically lower at September 30 when the growing activities are just beginning to expand, and liabilities are correspondingly increasing, as compared with December 31.

    During this same period the Company made capital investments of $3.7 million in property, plant, and equipment. The majority of these investments were made to expand farming activities in Mexico, in particular, the new farming operation in Baja California which became one of the sources of produce sold by the Company in the second quarter of 1996 and is expected to be a source of produce sales by the Company in the future.

    The Company made a net investment of $6.7 million in DNAP during the first nine months of 1996. The Company advanced $10.5 million to DNAP prior to the Merger of DNAP with a subsidiary of the Company, and DNAP provided $3.8 million of cash at September 26, 1996, the date of the Merger.

    The Company used cash to pay down bank loans in the amount of  $3.9 million.

    Cash provided by financing activities during the first nine months of 1996 was $18.8 million. The great majority of this cash, $18.3 million, was received in the form of capital contributions by Bionova S.A. de C.V. in connection with the Merger.

    Because of the capital contributions made to the Company in connection with the Merger, the Company's working capital deficit positions as of December 31, 1995 and June 30, 1996 of $5.0 million and $10.1 million, respectively, were reversed, and the Company's working capital position as of September 30, 1996 was positive $7.7 million. As of September 30, 1996 the Company's cash position was $14.5 million versus $1.6 million on December 31, 1995.

    The Company previously had indicated its intention to use a portion of the cash contributed to the Company in connection with the Merger to fund working capital and enable the Company to move ahead on its planned acquisition strategy. On October 18, 1996 the Company announced it had acquired a controlling interest in Rijnhout Food Group B.V., a Holland-based holding company with interests in fresh produce distribution in Europe, the Middle East, and the Far East. Pursuant to the terms of the transaction, IPHC will pay $1.5 million in connection with the closing and, additionally, could be required to pay up to $.5 million per year for the next four years depending on the financial performance of the acquired company.

    The Company believes its existing cash, its available borrowing capacity and funds generated from operations will be sufficient to meet its operating and capital expenditure requirements for at least the next twelve months.

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

    POSSIBLE NEED FOR ADDITIONAL FINANCING. The projected cash flows from operations and existing capital resources of the Company, including existing credit lines, may not be sufficient to permit the Company to pursue proposed business strategies to acquire additional producers, distributors or marketers and related businesses. Therefore, the ability to pursue such acquisitions may be dependent upon the Company's ability to obtain additional capital, which could result in the incurrence of additional debt or potentially dilutive issuances of additional equity securities. There can be no assurance that the Company will be successful in obtaining such capital and, as a result, may be restricted in its pursuit of its future growth and acquisition strategies.

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     ABSA owns one hundred hectares (approximately 247 acres) of rural land in the state of Sinaloa, Mexico which is the subject of a judicial proceeding pending in Mexico. The proceeding arose from a petition presented on September 1, 1964, by a group of campesinos from the town of "La Eureka," Municipality of Culiacan, Sinaloa, to the Governor of the state of Sinaloa. The petition asserted that a previous owner of the subject land, Miguel Angel Suarez, owned rural land in excess of the maximum that was then allowed by law and that therefore the land rightfully belonged to the petitioners. A trial on this matter was instituted on August 4, 1993, in the Tribunal Superior Agrario in Sinaloa. In its judicial determination published in the Mexican Diario Oficial de la Federacion on September 25, 1996, the court upheld the petition and ordered the land turned over to the petitioners. The court also ruled that the transfer of the property to Olga Elena Batiz Esquer on June 2, 1990 was null and void, which would mean that the transfer of the land by Ms. Batiz to ABSA in 1993 was ineffective. On October 23, 1996, Ms. Batiz, who was a party to the trial court proceeding, filed an "amparo" before the Tribunal Colegiado del Primer Circuito en Materia Administrativa in Mexico City challenging the judicial determination based on alleged violations of her constitutional rights and procedural and substantive errors in the trial court proceedings. If ABSA is ultimately required to transfer the subject land, which constitutes approximately 9% of the total land owned by ABSA, Mexican law gives ABSA indemnification rights against Ms. Batiz.

    The Company is also subject to the legal proceedings described in its report on Form 10-Q for the quarter ended June 30, 1996.

ITEM 5. OTHER INFORMATION

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

(a) Exhibits
    --------

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

    3.2** Certificate of Amendment to the Certificate of Incorporation of the Company

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

    10.2* Assignment of Patents dated January 26, 1996, between the Company and DNAP

    10.3* Sole Patent License Agreement dated as of January 26, 1996, between the Company and DNAP

    10.4* Non-Exclusive Patent License Agreement dated as of January 26, 1996, between the Company and DNAP

    10.5*       Promissory Note made January 26, 1996, by DNAP in favor of the
                Company

    10.6*** Governance Agreement dated as of September 26, 1996, between ELM and the Company

    10.7*** Long-Term Funded Research Agreement dated as of September 26, 1996, between ELM and DNAP

    10.8 Stock Purchase Agreement dated October 18, 1996, between International Produce Holding Company and Houdstermaatschappij C.J. Rijnhout B.V.

    27.1        Financial Data Schedule

________________________

      * Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-09975) and incorporated herein by reference.

     ** Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference.

    *** Filed as an exhibit to the Company's current report on Form 8-K dated September 26, 1996 and incorporated herein by reference.

(b) Reports on Form 8-K
    -------------------

    On October 11, 1996, the Company filed a report on Form 8-K dated September 26, 1996 relating to the acquisition of DNAP by means of a merger of DNAP with Bionova Acquisition, Inc., which was a wholly-owned subsidiary of the Company (the "Acquisition"). The following financial statements were filed with or incorporated by reference in such Form 8-K:

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

    On November 6, 1996, the Company filed a report on Form 8-K/A dated September 26, 1996 relating to the Acquisition. The following financial statements were filed with such Form 8-K/A:

        Unaudited pro forma condensed combined financial information of DNAP Holding Corporation and its subsidiaries, consisting of:

            Unaudited pro forma condensed combined balance sheet as of June 30, 1996

            Unaudited pro forma condensed combined income statement for the year ended December 31, 1995

            Unaudited pro forma condensed combined income statement for the six months ended June 30, 1996

            Notes to unaudited pro forma condensed combined financial statements

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DNAP HOLDING CORPORATION



Date:  November 14, 1996        By:  /s/ ARTHUR H. FINNEL
                                    -------------------------------------------
                                     Arthur H. Finnel,
                                     Treasurer and Chief Financial Officer

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

    3.2** Certificate of Amendment to the Certificate of Incorporation of the Company

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

    10.2* Assignment of Patents dated January 26, 1996, between the Company and DNAP

    10.3* Sole Patent License Agreement dated as of January 26, 1996, between the Company and DNAP

    10.4* Non-Exclusive Patent License Agreement dated as of January 26, 1996, between the Company and DNAP

    10.5*       Promissory Note made January 26, 1996, by DNAP in favor of the
                Company

    10.6*** Governance Agreement dated as of September 26, 1996, between ELM and the Company

    10.7*** Long-Term Funded Research Agreement dated as of September 26, 1996, between ELM and DNAP

    10.8 Stock Purchase Agreement dated October 18, 1996, between International Produce Holding Company and Houdstermaatschappij C.J. Rijnhout B.V.

    27.1        Financial Data Schedule

________________________

       * Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-09975) and incorporated herein by reference.

      ** Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference.

     *** Filed as an exhibit to the Company's current report on Form 8-K dated September 26, 1996 and incorporated herein by reference.