Form 10-K
period 1996-12-31
DNAP HOLDING CORP
filed 1997-03-31
CIK 1020866

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

           /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

           / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)
                For the transition period from ____________ to ___________

                           Commission File Number: 0-12177

                               DNAP HOLDING CORPORATION
                (Exact Name of Registrant as Specified in its Charter)

               DELAWARE                                75-2632242
        (State of incorporation)            (I.R.S. Employer Identification No.)

        6701 SAN PABLO AVENUE
         OAKLAND, CALIFORNIA                              94608
(Address of principal executive offices)               (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 547-2395

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                               (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  Yes     No  X
                                              ---    ---

    Aggregate market value of Common Stock held by nonaffiliates as of March 18, 1997: $26,178,162

    Number of shares of Common Stock outstanding as of March 18, 1997:
18,370,640


                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the Registrant's definitive proxy statement to be filed for its 1997 annual meeting of stockholders.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I...................................................................    1
    ITEM 1.  BUSINESS....................................................    1
         Overview........................................................    1
         Background......................................................    1
         Production......................................................    2
         Marketing and Distribution......................................    2
         Research and Development........................................    4
         Proprietary Protection..........................................    7
         Governmental Regulation.........................................    9
         Competition.....................................................    9
         Employees.......................................................   10
         Controlling Stockholder; Conflicts of Interest..................   10
    ITEM 2.  PROPERTIES..................................................   11
    ITEM 3.  LEGAL PROCEEDINGS...........................................   11
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   13

    EXECUTIVE OFFICERS OF THE COMPANY....................................   14

PART II..................................................................   15
    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS.................................   15
    ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA........................   16
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............   17
         Overview........................................................   17
         Results of Operations...........................................   17
         Capital Expenditures............................................   19
         Liquidity and Capital Resources.................................   19
         Disclosures Regarding Forward Looking Statements................   20
    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................   24
    ITEM 9.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE...................................   48

PART III.................................................................   48
    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY............   48
    ITEM 11.  EXECUTIVE COMPENSATION.....................................   48
    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT.............................................   48
    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.......   48

PART IV..................................................................   48
    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K........................................   48


    FreshWorld Farms-Registered Trademark-, Endless Summer-Registered Trademark-, and Transwitch-Registered Trademark- are registered trademarks of DNAP or its subsidiaries. Master's Touch-Registered Trademark- is a registered trademark of certain subsidiaries of DNAP Holding. Premier Seleccion-Registered Trademark- is a registered trademark that has been licensed to certain subsidiaries of DNAP Holding by an affiliate. Petoseed-Registered Trademark-, Asgrow-Registered Trademark- and Royal Sluis-Registered Trademark- are registered trademarks of Seminis Vegetable Seeds, Inc.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    DNAP Holding Corporation, a Delaware corporation (together with its subsidiaries, unless the context requires otherwise, "DNAP Holding" or the "Company"), was formed in January 1996 and acts as a holding company for (i) Agricola Batiz, S.A. de C.V., a corporation organized under the laws of the United Mexican States, of which the Company owns 50.004% ("ABSA"), (ii) International Produce Holding Company, a Delaware corporation, of which the Company owns 57.7% ("IPHC"), and (iii) DNA Plant Technology Corporation, a Delaware corporation, wholly-owned by the Company ("DNAP"). The Company acquired its majority interests in ABSA and IPHC on July 1, 1996, by means of a capital contribution from Bionova S.A. de C.V. ("Bionova Mexico"). DNAP became a wholly-owned subsidiary of the Company on September 26, 1996, as a result of the merger (the "Merger") of Bionova Acquisition, Inc., a Delaware corporation that was a wholly-owned subsidiary of the Company, with and into DNAP. Approximately 70% of the outstanding common stock of the Company is owned by Empresas La Moderna, S.A. de C.V. ("ELM").

    ABSA engages in the business of growing fresh fruits and vegetables, primarily tomatoes and peppers, in Mexico and exporting fresh produce to the United States and other markets. ABSA owns a 50.01% interest in Interfruver de Mexico, S.A. de C.V.. a corporation organized under the laws of the United Mexican States ("Interfruver"), which engages in the business of marketing and distributing fresh produce in Mexico, including fruits and vegetables produced by ABSA. IPHC is a holding company whose subsidiaries are in the business of marketing and distributing fresh produce in the United States, Canada, Europe, the Middle East and the Far East, including fruits and vegetables produced by ABSA. DNAP is an agribusiness biotechnology company focused on the development and application of genetic engineering and transformation technologies in plants and, together with its subsidiaries (including FreshWorld Farms, Inc.), the development and marketing of premium, differentiated, fresh and processed, branded fruits and vegetables.

    The corporate headquarters of the Company are located at 6701 San Pablo Avenue, Oakland, California 94608, and the telephone number is (510) 547-2395.


BACKGROUND

    ELM, the Company's 70% owner, is the leading producer and distributor of cigarettes in Mexico through its subsidiary Cigarrera La Moderna, S.A. de C.V. ("CLM"); the leading vegetable seed company in the world through its majority-owned subsidiary, Seminis, Inc., which sells its seed products under the Petoseed, Asgrow and Royal Sluis brand names; and the leading producer of folding boxboard and folding and flexible packaging in Mexico through Empaques Ponderosa, S.A. de C.V.

    Through its Bionova Mexico subsidiary, ELM entered the fresh produce industry in 1993 by agreeing to a series of business relationships with Raul Batiz Echavarria and members of his family (the "Batiz Family"). In February 1993, Bionova Mexico and the Batiz Family established ABSA, to which the Batiz Family transferred land and other assets used for growing and packing fresh produce. Bionova Mexico and the Batiz Family then negotiated the structure of their joint ownership of the Batiz Family's fresh produce distribution business. In December 1994, this relationship was formalized with the organization of IPHC. The Batiz Family own the 49.996% minority interest in ABSA and the 42.3% minority interest in IPHC.

    Significant market developments over the past four years have included the continuation of market deregulation in Mexico, the passage of the North American Free Trade Agreement which codifies low tariff levels for certain goods traded among Mexico, the United States and Canada, and a growing market for fresh produce in the United States. The Company believes there is potential for growth in the U.S. market both for commodity fresh produce and for branded produce that can command a premium price on a sustained basis, provided it consistently meets consumer expectations for taste, appearance, texture, freshness and quality. Product and regional diversification have enabled the Company to establish a strong commercial offering of quality year-round supply under the "Master's Touch" and "Premier Seleccion" trademarks.


PRODUCTION

    ABSA is a leading grower of fresh produce in Mexico, primarily tomatoes and peppers and, to a lesser extent, melons, cucumbers, grapes and other fruits and vegetables. Most of ABSA's farming operations are located in the Mexican states of Sinaloa, Sonora, Baja California and Jalisco. Advanced technology is used to ensure consistent quality and yields, including special hybrid varieties, integrated pest management control, greenhouse production and computerized drip irrigation. ABSA's produce is distributed in the United States, Mexico and Canada under the "Master's Touch" and "Premier Seleccion" brands as well as other labels, depending on produce grades.

    ABSA's supply derives from (i) produce grown on land owned or leased by ABSA, (ii) produce grown by producers with whom ABSA enters into a distribution contract and (iii) produce grown by producers with whom ABSA enters into both a production association agreement and a distribution contract. When ABSA enters into a distribution contract only, it agrees to provide the grower limited financial assistance for harvesting and packing in exchange for exclusive distribution rights. ABSA does not share any of the growing risk under these distribution contracts. When ABSA enters into a production association agreement, ABSA finances up to 100% of the production cost in a joint venture with the grower. ABSA provides technical support and agrees to handle the distribution. Net proceeds are shared according to the terms of the association agreement after ABSA recoups its investment.

    In 1996, approximately 60% of ABSA's supply was sourced from production associations with growers. The majority of these growers are located in the states of Baja California Norte, Jalisco and Sonora. Almost 40% of ABSA's supply in 1996 came from land owned or leased by ABSA. ABSA owns approximately 2,505 acres in Sinaloa and Sonora, and ABSA leases approximately 1,870 acres in Sinaloa and Baja California Sur. During 1996, a very limited amount of produce was sourced through distribution contracts.

    In 1996, approximately 49% of ABSA's sales was tomatoes, 26% was peppers, 15% was cucumbers, 6% was grapes and the remaining 4% was mixed vegetables and melons. In both 1994 and 1995, ABSA's sales were allocated approximately as follows: tomatoes - 52%, peppers - 26%, cucumbers - 6%, melons - 3%, and mixed vegetables (including eggplant and squash) - 10%.


MARKETING AND DISTRIBUTION

    The Company's marketing and distribution activities are carried out by a network of national and regional distributors. The Company's national distributors are R.B. Packing in the United States (including R.B. Packing, Inc., R.B. Packing of California, Inc. and R.B. Packing of Texas, Inc., each of which is a wholly-owned subsidiary of IPHC, and referred to collectively as "R.B. Packing"), Interfruver in Mexico and Royal Van Namen in Holland. The Company's regional distributors are Tanimura Distributing, Inc. in Los Angeles, California ("TDI"), Premier Fruits and Vegetables BBL Inc. in Montreal, Quebec ("Premier"), and FreshWorld Farms, Inc. in Philadelphia, Pennsylvania ("FreshWorld").

    NATIONAL DISTRIBUTORS. The R.B. Packing companies had revenues of $76 million in 1996. Most of R.B. Packing's sales were made by R.B. Packing, Inc. which is located in Nogales, Arizona, the main point of entry for Mexican produce into the United States. Approximately 85% of the produce distributed by R.B. Packing, Inc. is provided by ABSA (including produce grown by ABSA and produce grown by growers with whom ABSA enters into distribution contracts and/or production arrangements). No single customer accounted for more than 8% of R.B. Packing, Inc.'s sales in 1996. In 1996 its sales were 55% to supermarkets, 35% to wholesalers and 10% to brokers. Its main selling season is December through May.

    R.B. Packing of California, Inc. is located in San Diego, California and distributes produce grown in California and the Mexican states of Baja California Norte and Baja California Sur. In 1996 its sales were 50% to supermarkets, 40% to wholesalers, and 10% to brokers. Its main selling season is July through November. R.B. Packing of Texas, Inc. is a distributor located in McAllen, Texas that began operations in the Fall of 1995. R.B. Packing of Texas, Inc. distributes produce grown in Mexico.

    R.B. Packing, Inc. and R.B. Packing of California, Inc. have a seasonal contract program at fixed prices with major customers and are pursuing similar programs with other customers. The objectives of contract pricing are to improve margins and reduce distribution expenses by concentrating volume and increasing the proportion of business done with large customers with more progressive produce purchasing practices. Contract pricing also avoids much of the risk associated with selling large volumes at spot prices.

    Interfruver, together with its subsidiaries, is one of Mexico's largest fresh produce distributors. Based in Guadalajara, Interfruver distributes produce from ABSA and other Mexican producers. Interfruver also imports produce from the United States and other countries. It is one of the largest importers of Chilean produce in Mexico. Approximately 60% of its sales is to wholesalers and other intermediaries and 40% is to supermarkets. Interfruver's sales, which totalled $55 million in 1996, are denominated in pesos.

    In November 1996, IPHC completed its acquisition of 51% of Rijnhout Food Group B.V., a Holland-based holding company whose subsidiaries include Koninklijke Exporthandel Jac. Van Namen & Zonen B.V., and Rijnhout Groenten B.V. (collectively, "Royal Van Namen"). Royal Van Namen is a fresh produce distributor with 1996 sales of $57 million ($3.2 million in December, 1996 after the acquisition by IPHC), dealing primarily in tomatoes, peppers, citrus and apples which it buys locally through auctions and importers. It exports throughout Europe, the Middle East, the Far East and North America. Sixty-five percent of Royal Van Namen's sales are to food service, 20% to supermarkets, and 15% to wholesalers.

    REGIONAL DISTRIBUTORS. TDI, a 75%-owned subsidiary of IPHC, is managed by Kirby Tanimura, who has more than 10 years of experience in the fresh produce industry and owns 25% of TDI. In 1996, TDI's sales of $36 million were 50% to supermarkets, 30% to food service and 20% to other wholesalers.

    Premier, an 80%-owned subsidiary of IPHC, is managed by Robert M. Levine, who has more than 15 years of experience in the fresh produce industry and owns 20% of Premier. Premier distributes produce throughout eastern Canada and its sales were approximately 40% to supermarkets, 40% to independent retailers, and 20% to wholesalers in 1996. Sales in 1996 were approximately U.S. $16 million and are denominated in Canadian dollars.

    FreshWorld Farms, Inc., a wholly-owned subsidiary of DNAP, sources tomatoes and vegetables, including its branded line of cherry tomatoes and peppers, from various growers in the eastern United States. Its 1996 revenues were $13 million.

    Each of the regional distributors is working to enhance its value-added programs with major customers. Such programs typically consist of repacking and special packaging.

    POTENTIAL ACQUISITION. The Board of Directors of Company has approved the acquisition of all of the minority interests in ABSA and IPHC from the Batiz Family, subject to the availability of financing on satisfactory terms. This acquisition would be made under the terms of an agreement reached by ELM and the Batiz Family in March 1997 providing that, subject to certain conditions, ELM or its designee would purchase all of the minority interests in ABSA and IPHC for a purchase price of $23.75 million, $11.75 million to be paid in cash at the closing of the transaction and $12 million to be paid in equal annual installments over the following three years, with interest on the outstanding amount to be paid quarterly. The conditions include satisfactory completion of due diligence and assurances from the Batiz Family regarding continuity of operations. Raul Batiz G. and Guillermo Batiz G., the Director of Operations and Director of Administration of ABSA respectively, have agreed to remain with ABSA in consulting roles. Pedro Batiz G. has agreed to continue as an executive of IPHC. Raul Batiz E., the President of IPHC, is expected to retire. The Company intends to seek bank debt to finance this acquisition.

RESEARCH AND DEVELOPMENT

    The Company's research activities are carried out by DNAP, a wholly-owned subsidiary acquired in September 1996 as a result of the Merger. DNAP was incorporated in Delaware in 1981 and is an agribusiness biotechnology company focused on the development and application of genetic engineering and transformation technologies in plants, as well as development and marketing of premium, differentiated, fresh and processed, branded fruits and vegetables. DNAP uses advanced breeding, genetic engineering, and other biotechniques to achieve improvements in the taste, texture, product form, color and shelf life of produce and to improve production characteristics, such as disease resistance and production or processing yields. DNAP, through its FreshWorld subsidiary, is engaged in the production and marketing of branded, premium fruits and vegetables. It currently is marketing its first generation of products developed through advanced biotechnological techniques to supermarkets and institutions. DNAP is developing its second generation products using genetic engineering.

    DNAP's strategy in the fresh produce area is to focus its research and development efforts on products which meet identified consumer needs not satisfied by existing products. DNAP will seek to deliver consistently superior products, thereby building brand name awareness, which DNAP believes will enable it to sell its products at premium prices. Because it perceives public dissatisfaction with the quality of tomatoes generally available in supermarkets, DNAP is initially concentrating on marketing its FreshWorld Farms tomato. DNAP believes that the success of this product will help to establish consumer awareness of, and demand for, its other products.

    Under the Long Term Funded Research Agreement between ELM and DNAP, DNAP has initiated several research programs directed at improving agronomic performance of vegetable seeds. These include programs aimed at developing virus, fungal and nematode resistant plants.

    PRODUCTS. DNAP is currently marketing products it developed through advanced biotechnological techniques to supermarkets and food service outlets. The products, which are marketed under the FreshWorld Farms brand name, are:


PLANT           PREMIUM BRANDED PRODUCT            CURRENT CUSTOMERS
-----           -----------------------            -----------------

Cherry Tomato   FreshWorld Farms Cherry Tomatoes   Distributors and supermarket
                                                   chains in the mid-Atlantic,
                                                   Northeast and Midwest regions
                                                   and Canada

Pepper          FreshWorld Farms Mini-Peppers      Distributors in several
                                                   states


    The FreshWorld Farms cherry tomato is a proprietary hybrid with a deep red color, sweet flavor and an extended shelf life of up to fifteen days.

    The FreshWorld Farms sweet mini-pepper has a novel sweet taste, deep red color and a low number of seeds. This new variety of pepper was developed through anther culture, an advanced breeding technique that captures and genetically stabilizes preferred characteristics such as taste, texture and low seed count.

    DNAP is using genetic engineering to develop its second generation of products. Plant genetic engineering involves either the suppression of specific genes, for example those that control ripening, or the over-expression of certain genes controlling characteristics such as sweetness. One of DNAP's most significant technological developments in this area is its Transwitch gene suppression technology. DNAP has received three issued United States patents and has made additional pending filings directed to Transwitch technology. Using Transwitch technology, DNAP has grown tomatoes with a shelf life of up to 90 days in the laboratory, while preserving desirable characteristics such as taste, color and texture. DNAP has received approval from the U.S. Department of Agriculture (the "USDA") and the Food and Drug Administration (the "FDA") to grow and ship initial varieties of its second generation tomatoes anywhere in the United States. DNAP has also received the requisite government approvals in Canada. In the first half of 1995, DNAP conducted a test market of delayed ripening tomatoes developed by using the Transwitch gene suppression technology to switch off the ACC synthase gene. These tomatoes were sold under the Endless Summer tomato brand name and labeled as "farm grown from genetically-modified seed." The market test demonstrated that there was consumer acceptance of these genetically-modified fresh market tomatoes and validated the use of this technology for extending tomato shelf life both on the vine and after harvest. After the test market was completed, sales of Endless Summer tomatoes were suspended according to the terms of a settlement agreement with Monsanto Company which related to patents covering a particular promoter and a particular marker gene. DNAP now has access to Monsanto's patented technology for the promoter and the marker as the result of a January 31, 1997 technology agreement between Monsanto and ELM. DNAP has also developed alternative genetic engineering approaches, based on proprietary promoters and marker genes, for the suppression of ACC synthase in tomatoes. Second generation products being developed by DNAP through plant genetic engineering include cherry tomatoes, snap peas, peppers, bananas, pineapples, grapes and strawberries.

    Other products under development using plant genetic engineering are described below:


PLANT                  TECHNOLOGY                               TARGETED BENEFIT
-----                  ----------                               ----------------
Cherry Tomato          Transwitch technology to suppress a      Extended shelf life of up to three months;
                       gene responsible for ripening            facilitates harvesting.

Snap Pea               Transwitch technology to suppress a      Improved taste compared to existing types; pea
                       gene responsible for the conversion of   remains sweeter for a longer time.  Increased
                       sugar to starch                          yield.

Pepper                 Transwitch technology to suppress a      Extended shelf life compared to existing types;
                       gene responsible for softening           peppers remain firmer for a longer time after
                                                                harvest.

Banana and Pineapple   Transwitch technology to suppress a      Extended shelf life compared to existing types.
                       gene responsible for rotting

Strawberry             Addition of genes to prevent diseases    Improved yield and post-harvest shelf life.


    Some of DNAP's work in fruit crops is being supported by corporate contracts including contracts with Alida Marine, Inc. for pineapple, Zeneca PLC for bananas and United Agricorp, Inc. ("UAC") for strawberries.

    RESEARCH AND TECHNOLOGY. DNAP believes that it is a leader in the application of plant biotechnology to develop new and improved fruit and vegetable varieties designed to appeal to the consumer. The research team of 33 scientists (including 16 with Ph.D. degrees) and support staff includes scientists in the fields of cell biology, plant genetic engineering, plant genetics, biochemistry, plant breeding, agronomy, plant pathology and food science (the science of processing and packaging food). DNAP's scientists have published over 300 articles in peer-reviewed scientific literature and are named inventors on more than forty United States patents owned by DNAP or FreshWorld.

    DNAP's research and product development system involves a two-track strategy employing advanced breeding methods to develop first generation products, and genetic engineering coupled with breeding methods to develop second generation products (which build on the varieties developed from the first generation). The primary goal of the research effort is to develop fruit and vegetable varieties which are differentiated in taste, appearance, texture, and retention of freshness, attributes which are attractive to the consumer. DNAP's secondary goal is to improve production characteristics such as higher yield, disease resistance and more efficient harvesting characteristics. Additionally, DNAP is working to develop improved processing attributes for fruits and vegetables.

    ADVANCED BIOTECHNOLOGICAL BREEDING. DNAP's scientists have pioneered the use of advanced biotechnological breeding methods in commercial agriculture. These methods take advantage of DNAP's ability to regenerate plants from single cells in culture. One advanced breeding method used by DNAP's scientists is anther culture, which captures and stabilizes preferred characteristics from two separate varieties in a single step. Traditionally, this process takes multiple generations of crossing between the two parental lines and their progeny.

Anther culture, in combination with plant breeding techniques, was used to develop the small size and low seed trait of DNAP's sweet mini-pepper.

    PLANT GENETIC ENGINEERING. DNAP believes that it is a leader in plant genetic engineering which it is using to develop its second generation of products. Genetic engineering involves the modification of a plant's chromosomes, which are made up of DNA segments including genes encoding plant characteristics. Genetic engineering enables the development of new varieties by promoting specific traits in plants, such as extended freshness, enhanced sweetness and disease resistance. The genetic engineering process requires identification of genes responsible for certain characteristics: the expression or suppression of such genes in plant cells using transformation technology, vector systems and gene expression technology; the selection of successfully engineered plant cells; and the regeneration of whole plants from the engineered plant cells. The insertion of desired genes into plant cells can either add a desired characteristic such as sweetness, to the plant or, if inserted using DNAP's proprietary Transwitch gene suppression technology, suppress an undesirable characteristic or process, such as rotting. These technologies are described below:

    GENE IDENTIFICATION TECHNOLOGIES are procedures for the identification and characterization of genes. Genes are specific sequences of DNA that control specific plant characteristics through the expression of certain proteins which, in turn, initiate certain biological processes. For example, there are genes that cause the expression of a certain protein that controls the ripening process in tomatoes.

    DNAP's scientists have extensive experience in chemically-based methods for gene identification and have pioneered a method for gene identification in plants called heterologous transposon technology. A United States patent has been granted to DNAP for the use of certain aspects of transposon technology to isolate genes. Transposons are genetic elements capable of moving from one location on a plant's chromosome to another. The points at which transposons insert themselves in the chromosome can be determined.
When a transposon inserts itself into a gene encoding a specific characteristic, it alters the function of the host gene, causing detectable changes in the characteristic. Tracing the location of the transposon leads to the location of the host gene controlling the characteristic. The advantage of this proprietary gene identification technique is that it allows scientists to associate ultimate plant characteristics with specific genes without the need for first developing an understanding of the intermediate operative proteins and biological processes involved. DNAP's scientists were the first to successfully use this method and have used it to isolate genes affecting acidity in plants. Acidity is one of the major determinants of flavor in fruits. A United States patent has been granted to DNAP for an isolated acidity gene and its uses. DNAP's scientists have also used this method to isolate genes that influence sugar production in plants and have applied this proprietary technology to identify and isolate additional genes that are responsible for traits such as freezing and dehydration tolerance, and sweetness and flavor regulation.

    TRANSFORMATION/REGENERATION TECHNOLOGY is a tissue culture-based method by which new genes are stably incorporated into selected plant cells, which are subsequently regenerated into whole plants. DNAP believes it is a leader in the development and use of this technology and has used it to develop efficient systems in commercially important varieties of tomatoes, peppers, melons, peas, strawberries, carrots, potatoes, and lettuce. FreshWorld was granted United States patents for certain transformation/regeneration methods in peppers and peas developed by DNAP. DNAP and Du Pont were jointly granted a United States patent for certain transformation methods in corn developed by DNAP.

    VECTOR SYSTEMS are means for inserting genes into plant cells. The principal vector system is based on Agrobacterium tumefaciens, a soil bacterium, which as part of its natural life cycle delivers DNA to plants. DNAP has licenses from the Max Planck Institute, Monsanto Company and others providing certain rights to this vector system. The rights of both the Max Planck Institute and Monsanto Company to patent this technology are in dispute. See "Proprietary Protection."

    GENE EXPRESSION TECHNOLOGY is the manipulation of gene systems to ensure successful, timely and specific expression of introduced genes in plant cells. DNAP has developed promoter systems for enhancing gene expression in plants and has been issued a United States patent for certain of those promoter systems. Other promoter systems are the subject of pending United States patent applications filed by DNAP.

    ENGINEERED PLANT CELL SELECTION technologies are techniques for distinguishing plant cells which have been successfully engineered to incorporate the desired genetic material from cells not so engineered. The technique involves using a marker gene conferring resistance to a phytotoxic compound, such as an antibiotic, which is inserted into cells along with the gene encoding the desired plant characteristic. Cells are then treated with the phytotoxic compound, and only successfully engineered cells survive. These cells can then be used for plant regeneration.

    DNAP's scientists have developed proprietary cell selection systems for the selection of engineered plant cells. DNAP was issued two United States patents directed to the use of certain marker genes which confer resistance to the antibiotic spectinomycin. DNAP also has royalty-free license rights to a sulfonylurea-resistance gene for use as a marker gene in developing new plants.

    TRANSWITCH GENE SUPPRESSION TECHNOLOGY, one of DNAP's most significant technological developments, is a method for switching off gene expression in plants. DNAP has received three United States patents and a European patent directed to methods of using this technology for suppressing plant genes. This technology is an effective alternative to antisense technology for gene suppression.

    As more fully described herein, DNAP's scientists are using plant genetic engineering, including its proprietary Transwitch gene suppression technology, to enhance DNAP's existing product line of fresh fruits and vegetables and to develop new products. For example, the shelf life of DNAP's FreshWorld Farms tomato has been extended from 10 to 14 days to up to 90 days under laboratory conditions by using Transwitch technology to switch off the ACC synthase gene. This gene is responsible for the biosynthesis of ethylene, which triggers the ripening process in tomatoes. On the basis of its experience with the ACC synthase suppressed Endless Summer tomatoes test marketed in 1995, DNAP believes that an ACC synthase suppressed tomato will offer considerable cost savings in production and distribution. Transwitch technology has also been used to turn off ethylene biosynthesis and extend shelf life to 8 to 9 weeks in DNAP's cherry tomato varieties.

    The texture of DNAP's mini-pepper is being further enhanced through the use of Transwitch technology to inhibit the gene responsible for hemicellulase. Hemicellulase causes the breakdown of the cell walls in peppers, a process which triggers softening when peppers reach their maximum sweetness. DNAP has also used Transwitch technology to enhance and maintain the sweetness of snap peas and thereby extend their shelf life by inhibiting the biosynthesis of ADPG pyrophosphorylase, an enzyme which causes the conversion of sugar to starch. FreshWorld has an issued United States patent directed to the use of the ADPG pyrophosphorylase gene in peas for sweetness control.

    DNAP is also developing tools to apply plant genetic engineering technology to a range of additional crops, including tropical crops such as bananas and pineapples. DNAP believes the application of its Transwitch technology and its ripening control technology may have significant commercial applications in controlling spoilage of these fruits during transportation. For example, by inhibiting the production of ethylene in bananas, rotting can be delayed so that fruits being shipped long distances will arrive in better condition with less spoilage.

    In other areas of plant genetic engineering, DNAP's scientists were the first to demonstrate the ability to control fungal diseases affecting plants by inserting a chitinase gene into plants. Chitinase is a naturally occurring enzyme with anti-fungal activity. DNAP has been issued two United States patents directed to plants transformed with chitinase genes.


PROPRIETARY PROTECTION

    In order to develop and maintain its competitive position, DNAP seeks to protect its intellectual property through patent filings in the United States and abroad, maintenance of trade secrets and ongoing technological innovation. DNAP and FreshWorld have over forty issued patents in the United States. DNAP and FreshWorld have pursued proprietary protection across the spectrum of their activities, including protection for basic tools of plant genetic engineering and the protection of specific products.

    DNAP has obtained United States patent protection for key plant genetic engineering technologies in the areas of gene isolation through transposon tagging; transformation/regeneration methods for pepper, pea and corn; promoter systems; and selectable marker systems. DNAP has also established a patent position for important gene systems developed by DNAP, including issued U.S. patents directed to genes for control of disease, sweetness, color and acidity.

    One of DNAP's most significant technological assets in the area of plant genetic engineering is its proprietary Transwitch gene suppression technology. DNAP has received three United States patents and one European patent directed to methods of using this technology for suppressing plant genes. The European patent is in opposition. DNAP has made additional pending filings in the United States and abroad directed to Transwitch technology.

    DNAP has pursued patents and plant variety protection ("PVP") certificates specific to certain DNAP products. DNAP has filed patent applications in the United States claiming certain FreshWorld parent and hybrid tomato lines, resulting in two issued U.S. patents. In addition, DNAP has pending patent applications directed to ripening controlled tomato lines and cherry tomato lines. DNAP also has a granted United States patent directed to the method of somaclonal variation in tomato which was used to create the FreshWorld Farms tomato. DNAP has been granted a United States patent covering a broad class of low seed peppers, including the FreshWorld Farms sweet mini-pepper. DNAP additionally has four issued United States patents directed to the method of processing carrots. PVP certificates, which are issued by the USDA, have also been pursued for specific fruit and vegetable varieties. DNAP was issued two PVP certificates for tomato varieties and two for pepper varieties. FreshWorld has two pending PVP applications for watermelon varieties developed by DNAP.

    DNAP has strengthened its proprietary position by obtaining license rights from third parties, either to secure freedom to operate via non-exclusive licenses or to create additional areas of exclusivity through exclusive licenses. DNAP has obtained license rights from several third parties under patent filings related to plant molecular biology methods. These license rights include non-exclusive rights from Stanford University under the basic recombinant-DNA patent filings, from the Max Planck Institute under patent filings directed to certain methods of plant transformation using Agrobacterium (although the rights of the Max Planck Institute to one of such patents is in dispute), and from Mogen International N.V. under filings also directed to certain methods of plant transformation using Agrobacterium. DNAP also has license rights from the USDA under patent filings directed to the ACC synthase gene. Suppression of this gene, e.g. with Transwitch technology, has been shown by DNAP to permit control of the ripening process. DNAP's license from the USDA is co-exclusive for tomato, and exclusive for 25 other crops including peppers, bananas, peas, strawberries, grapes, pineapples and watermelons. As a result of the agreement between ELM and Monsanto Company dated January 31, 1997, DNAP also has access to key enabling technologies, including promoters, marker genes and transformation methods, as well as genes for agronomic and quality traits, held by Monsanto Company.

    DNAP uses trade secret protection for certain innovations and technical know-how on which new products may be based. DNAP also uses trade secret protection for inbred parent lines of its hybrid plants. DNAP believes that the use of hybrid seed (from which hybrid plants are grown) provides additional protection for the FreshWorld Farms tomato, since seeds from the tomatoes sold to consumers will not breed true. In addition, a hybrid seed generally produces a heartier plant. In-house procedures are in place to protect trade secrets, know how and inbred parent plant lines.

    DNAP has ongoing programs to develop patentable processes, plant varieties and products, and these programs are monitored by DNAP's patent counsel to insure that timely and appropriate action is taken to seek patent rights or to maintain trade secret protection. To gain further value from its technology, DNAP may from time to time license its technology to others, particularly in connection with corporate collaborations or instances in which a financial or technology return may be earned without impacting its competitive position.

    IPHC's distribution companies market produce under the Master's Touch, Premier Selecci n and Endless Summer brand names. ABSA and R.B. Packing, Inc. have registered the Master's Touch name as a trademark in Mexico and the United States, respectively. ELM has registered the Premier Seleccion name in Mexico and has licensed rights to such name on a royalty-free basis to various of IPHC's subsidiaries. In addition, trademark registrations of the name "Master's Touch" are pending in Great Britain, Ireland, Sweden, the Benelux countries and Japan. FreshWorld Farms, Inc. has registered the Endless Summer name in the United States.


GOVERNMENTAL REGULATION

    The agribusiness industry saw continued growth in the number of U.S. government approvals for genetically engineered plant products in 1996 and the first approvals of genetically engineered products in Europe and Japan. DNAP believes these events signal maturation of the regulatory approval processes in the U.S. and growing opportunities for agricultural biotechnology products in the United States and abroad.

    Regulation by federal, state and local government authorities in the United States and foreign countries will be a factor in the future production and marketing of DNAP's genetically-engineered plants and plant products.
The process of obtaining government approvals can be costly and time consuming, and there can be no assurance that necessary approvals will be granted in a timely manner, if at all. The extent of government regulation of biotechnology that might arise from future legislative or administrative actions and the potential consequences to DNAP are not known and cannot be predicted with certainty.

    The U.S. federal government has implemented a coordinated policy for regulating biotechnology research and products in the United States. The USDA has jurisdiction over specific research and pre-commercial activities involving genetically engineered plants, in particular the growing and interstate shipment of genetically engineered plants and plant products. The FDA has jurisdiction over plant products that are used for human or animal food. The EPA has asserted jurisdiction over the field testing and commercial use of plants genetically engineered to resist pests and diseases, so-called plant-pesticides, as well as administering various federal environmental quality statutes. Failure to comply with applicable regulatory requirements could result in enforcement action, including withdrawal of marketing approval, seizure or recall of product, injunction or criminal prosecution.

    In January 1995, DNAP received USDA approval for unrestricted production and distribution of the initial varieties of its genetically-engineered Endless Summer tomato. That approval closely followed successful completion in October 1994 of consultations with the FDA concerning the safety, nutrition and composition of Endless Summer tomatoes. In 1995, DNAP also received clearances from Agriculture and Agri-Food Canada and Health Canada to import and sell Endless Summer tomatoes in Canada. Together, these approvals allow DNAP to grow and ship initial varieties of Endless Summer tomatoes anywhere in the U.S. and Canada in the same manner as conventionally
developed tomatoes.   DNAP has also received approval from the Mexican
Secretaria de Agricultura y Recursos Hidraulicas to conduct field trials of its Endless Summer tomatoes.

    DNAP is continuing consultations with the FDA, begun in 1994, on additional products, including delayed-ripening cherry tomatoes and peppers with improved texture. DNAP has also received permission from the USDA to field test genetically engineered grape plants.

    To date, DNAP, to the best of its knowledge, has successfully functioned within the scope of applicable laws and regulations, including rules administered by the FDA, USDA and EPA. The company believes it is in material compliance with all applicable laws and regulations pertaining to the development and commercialization of its products. DNAP believes that its current research and development activities and products will not be subject to delays other than the ordinary delays associated with government review and approvals for traditional products, when and if such review and approvals are required. DNAP further believes that its experience in this area enables it to deal effectively with the applicable regulatory processes.


COMPETITION

    Though the fresh produce industry in general, and the tomato industry in particular, are characterized by numerous competitors and low barriers to entry at the production level, DNAP Holding believes that a small group of participants produces over one-third of the tomatoes sold in the United States. In the United States, the Company competes directly with the larger tomato and pepper growers in Florida during the winter, and in California in the summer and fall. Both the Mexican and the U.S. tomato industries are characterized by numerous competitors. Major Florida growers include Six L's, DiMare and NTGargiulo, which was acquired by Monsanto. Meyer Tomatoes is one of the largest growers in California.

    ABSA believes it has advantages over its competitors because, among other things, (i) the vine ripe tomato ABSA farms has different and generally more desirable attributes than the gas-green tomato typically produced by most U.S. growers and (ii) ABSA's production occurs in Mexico where the climate is often more favorable and labor costs are lower than in the United States.

    There are also many companies engaged in research and product development activities based on agricultural biotechnology. Competitors include specialized biotechnology firms, as well as major pharmaceutical, food and chemical companies that have biotechnology divisions, many of which have considerably greater financial, technical, and marketing resources than DNAP Holding. Competition may intensify as technological developments occur at a rapid rate in the agricultural biotechnology industry.


EMPLOYEES

    The Company and its subsidiaries have a total of 382 employees.

    ABSA has no employees. Copropriedad Agricola Batiz Hermanos, a Mexican entity that is controlled by the Batiz Family ("CABH"), provides services to ABSA pursuant to a contractual agreement. CABH provides services to ABSA, and ABSA pays a fee to CABH based on CABH's costs incurred in connection with providing such services. The number of persons providing such services to ABSA ranges from a minimum of 60 to a maximum during the harvesting season (January-April) of approximately 4,500.


CONTROLLING STOCKHOLDER; CONFLICTS OF INTEREST

    Approximately 70% of the outstanding shares of common stock of the Company are owned of record by Bionova International, Inc., an indirect, wholly-owned subsidiary of ELM. Pursuant to a Governance Agreement dated as of September 26, 1996, between ELM and the Company, ELM (together with its affiliates) may acquire additional shares of common stock of the Company so long as their aggregate beneficial ownership of the Company's common stock does not exceed 80.1%, subject to applicable law. Also, pursuant to the Governance Agreement, ELM has the power to elect a majority of the Company's board of directors and to determine the outcome of any action requiring the approval of the holders of the Company's common stock. This ownership and management structure will inhibit the taking of any action by the Company which is not acceptable to the controlling stockholder.

    Certain of the Company's directors and executive officers are also currently serving as board members or executive officers of ELM or companies related to ELM, and it is expected that each will continue to do so. Such management interrelationships and intercorporate relationships may lead to possible conflicts of interest.

    The Company and other entities that may be deemed to be controlled by or affiliated with ELM sometimes engage in (i) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties. The Company continuously considers, reviews and evaluates, and understands that ELM and related entities consider, review and evaluate, transactions of the type described above. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more of such transactions in the future in addition to those currently in force, such as the Long Term Funded Research Agreement dated September 26, 1996 between ELM and DNAP. In connection with these activities the Company might consider issuing additional equity securities or incurring additional indebtedness. The Company's acquisition activities may in the future include participation in the acquisition or restructuring activities conducted by other companies that may be deemed to be controlled by ELM.


ITEM 2.  PROPERTIES

    ABSA owns approximately 2,505 acres of agricultural land in Sinaloa and Sonora. ABSA leases approximately 1,870 acres of land in Sinaloa and Baja California Sur. See "Legal Proceedings."

    Interfruver leases office and warehouse space in Jalisco. Interfruver and its subsidiaries also lease warehouse space in Mexico City, Sinaloa, Sonora, Chihuahua and Nuevo Leon.

    R.B. Packing, Inc. and Batiz and Sons, Inc. own warehouse and office space in Nogales, Arizona. The other subsidiaries of IPHC lease office and warehouse space.

    DNAP's properties are more fully described below:


                                                                        Acres of     Lease
Location                  Ownership              Facilities               Land     Expiration
--------                  ---------              ----------             --------   ----------
Oakland, California......  Leased     41,000 square feet of laboratory     ---      05/31/99
                                      and office space
                                      7,500 square feet of greenhouse
                                      space

Brentwood, California....  Owned      12,700 square feet of greenhouse     10(1)
                                      and warehouse space(1)

Eddystone, Pennsylvania..  Leased     2,300 square feet of office space    ---      06/30/2000

Bonita Springs, Florida..  Leased     1,000 square feet of office space    ---      month-to-
                                                                                    month

--------------------
(1)   Includes farm land for field trials


    DNAP also has arrangements in various locations throughout the United States for field evaluations of improved plant varieties which DNAP is developing. DNAP's current facilities are not adequate for large scale growing, processing operations or distribution. Depending on the needs for its products, DNAP contracts for the requisite facilities with third parties.


ITEM 3.  LEGAL PROCEEDINGS

    On January 21, 1997, a class action lawsuit styled GORDON K. AARON AND FAY H. AARON V. EMPRESAS LA MODERNA, S.A. DE C.V., BIONOVA, S.A. DE C.V., ALFONSO ROMO GARZA, BIONOVA INTERNATIONAL, INC., DNAP HOLDING CORPORATION, ROBERT SERENBETZ, GERALD LAUBACH, EVELYN BEREZIN, AND DOUGLAS LUKE, JR. was filed in the U.S. federal district court for the Northern District of California. The plaintiffs allege that they owned shares of DNAP's $2.25 Convertible, Exchangeable Preferred Stock ("Preferred Stock") prior to the merger (the "Merger") of DNAP with a subsidiary of the Company on September 26, 1996. In connection with the Merger, all of the shares of common stock and Preferred Stock of DNAP were converted into the number of shares of common stock of the Company specified in the Merger Agreement. The plaintiffs allege that they were owners of shares of DNAP's Preferred Stock prior to the Merger and that they were entitled to receive more consideration for their Preferred Stock than was provided to them under the Merger Agreement. Specifically, the plaintiffs allege that (i) they were denied the rights they allegedly had under the terms of the Preferred Stock to vote on the Merger, to receive dividend payments, and to receive special conversion privileges in connection with the Merger; (ii) defendants Serenbetz, Laubach, Luke, and Berezin (the "Individual Defendants"), each of whom was a director of DNAP prior to the Merger and currently serves as a director of the Company, breached fiduciary duties of loyalty, candor and care allegedly owed to DNAP and its stockholders; (iii) all of the defendants aided, knew of or recklessly disregarded, and all of the defendants substantially assisted, the conduct giving rise to the alleged breaches of fiduciary duty by the Individual Defendants; and (iv) each of ELM, Bionova Mexico, the Company and Mr. Romo Garza had knowledge of the alleged contractual duties allegedly owed by DNAP to the plaintiffs and each of such defendants intentionally caused DNAP to breach such alleged duties. The plaintiffs claim to have been damaged by the alleged actions of the defendants and therefore the plaintiffs seek unspecified actual and punitive damages as well as reimbursement of their litigation costs and expenses. The Company believes the claims of the plaintiffs are without merit and intends to vigorously defend against these claims.

    R.B. Packing, Inc., a subsidiary of DNAP Holding, has received a "30-day letter" from the U.S. Internal Revenue Service (the "IRS") proposing tax adjustments for the fiscal years ended September 30, 1993, 1992 and 1991 totalling approximately $.9 million plus interest and penalties. The proposed adjustments relate primarily to the sales commissions charged by R.B. Packing, Inc. to ABSA, as well as to certain travel and entertainment and other expenses. R.B. Packing, Inc. disagrees with the position taken by the IRS and has appealed the IRS's determination.

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

    DNAP Holding, through its subsidiaries, currently grows fresh or chilled tomatoes in Mexico that it imports into the United States. On March 29, 1996, the Florida Tomato Growers Exchange, the Florida Fruit and Vegetable Association, the Florida Farm Bureau Federation, the South Carolina Tomato Association, Inc., the Gadsden County Tomato Growers Association, Inc., the Accomack County Farm Bureau and the Florida Tomato Exchange filed a petition before the United States Department of Commerce ("DOC") and the U. S. International Trade Commission requesting the imposition of antidumping duties on imports of fresh tomatoes from Mexico. ABSA is affected by this dumping investigation because ABSA exports tomatoes from Mexico to the United States. On October 28, 1996, the DOC issued a preliminary finding of dumping, as required by law, finding a dumping rate of 17.56% for most Mexican growers. On the same date, the DOC and representatives of Mexican tomato producers signed a five-year Suspension Agreement discontinuing the dumping investigation and suspending any dumping duties resulting from such preliminary determination if certain conditions are met. The Suspension Agreement requires that all tomatoes (other than greenhouse and cocktail tomatoes) entering the United States be priced no lower than 20.68 cents per pound ($5.17 per twenty-five pound box), which price may be adjusted from time to time by the DOC in response to significant changes in the relationship of domestic prices to import prices. The Suspension Agreement does not affect the requirement under the North American Free Trade Agreement that Mexican-grown tomatoes be accorded "national treatment," which means that no limitations, quality standards or other restrictions can be applied to Mexican-grown tomatoes unless such limitations, quality standards or other restrictions are also applied to tomatoes grown in the United States. ABSA supports and has signed the Suspension Agreement, in part because the Suspension Agreement could lead to more price stability throughout the growing season and more consistent sales practices in the industry. Furthermore, counsel for the petitioners in the dumping proceeding has indicated that the petitioners do not intend to pursue further trade remedies or legislative initiatives to restrict the importation of tomatoes from Mexico as long as the Suspension Agreement remains in effect and is being complied with.

    In addition to the foregoing, from time to time, the Company is involved in various legal actions that arise in the ordinary course of its business. Such legal actions are not expected, individually or in the aggregate, to have a material adverse effect on DNAP's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

    Information regarding DNAP Holding's executive officers including their respective ages at March 1, 1997, is set forth below.


Name                    Age     Position with Company
----                    ---     ---------------------

Carlos Herrera          56      Chief Executive Officer and Director
Robert Serenbetz        52      Chief Operating Officer and Director
Arthur H. Finnel        46      Treasurer and Chief Financial Officer
Raul Batiz E.           72      President of IPHC
Raul Batiz G.           47      Director of Operations of ABSA
Guillermo Batiz G.      44      Director of Administration of ABSA
Dr. John R. Bedbrook    47      Executive Vice President and
                                Director of Science of DNAP
Dr. David A. Evans      44      Executive Vice President - Business Development
                                of DNAP


    Carlos Herrera has served as the Managing Director (Chief Executive Officer) of Bionova, S.A. de C.V. since 1993. Prior to that time, he served as the Director of Operations of Cigarrera La Moderna, S.A. de C.V., the leading cigarette company in Mexico and a wholly-owned subsidiary of ELM. Mr. Herrera is an alternate director of ELM.

    Robert Serenbetz has been the Chief Operating Officer of the Company since 1996. He served as Chairman of DNAP from 1994 to 1996, Chief Executive Officer of DNAP from 1992 to 1996, and President of DNAP from 1991 to 1996. Mr. Serenbetz was Chief Operating Officer of DNAP from 1991 to 1992. From 1989 to 1991, he was Group President of the American Chicle Division of Warner Lambert Company, a manufacturer of pharmaceutical and consumer products.

    Arthur H. Finnel has been the Treasurer and Chief Financial Officer of the Company since 1996. From 1995 to 1996 he was a financial planning consultant to ELM and Bionova Mexico. From 1982-1995 he was an executive with Mars, Incorporated, where he held positions of General Manager and President of its Canadian pet food division and Vice President of Finance of Uncle Ben's, Inc.

    Raul Batiz E. is the President of IPHC and since 1984 has served as the President of R.B. Packing, Inc.

    Raul Batiz G. has served as the Director of Operations of ABSA since 1993. Prior to that time he acted for twenty years as the head of operations of Agricola Batiz Hermanos, which was engaged in the fresh produce business in Mexico. He is the son of Raul Batiz E.

    Guillermo Batiz G. has served as the Director of Administration of ABSA since 1993. Prior to that time, he acted for twenty years as head of administration for Agricola Batiz Hermanos, which was engaged in the fresh produce business in Mexico. He is the son of Raul Batiz E.

    John R. Bedbrook, PhD has been Executive Vice President and Director of Science of DNAP since November 1988.

    David A. Evans, PhD became Executive Vice President-Business Development of DNAP in January 1995 and previously had been the Vice President Business Development of DNAP since 1990.

    All executive officers of DNAP Holding, DNAP and IPHC are elected annually by their respective Boards of Directors to serve until the next annual meetings of such Boards and until their respective successors are chosen and qualified. Officers of ABSA have been granted powers by the Board of Directors of ABSA which may be revoked by the Board of Directors of ABSA at any time.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "DNAP." Public trading of the Common Stock commenced on September 27, 1996, the date after the Company acquired DNA Plant Technology Corporation. Prior to that date, there was no public market for the Common Stock.

    The following table sets forth the high and low closing sales prices per share for the Common Stock as reported on the Nasdaq National Market for the periods indicated.

                                                    HIGH          LOW
                                                    ----          ---
    1996
      Third Quarter (from September 27)            $7            $6 1/2
      Fourth Quarter                                7             3 1/16

    1997
      First Quarter (through March 18)              6 1/8         3 1/2

    -------------------------------------------------------------------
    -------------------------------------------------------------------


    On March 18, 1996, the last reported sale price of the Common Stock on the Nasdaq National Market was $4 3/4 per share. As of March 18, 1996, there were 1,570 record holders of the Common Stock.

    The Company has never paid cash dividends. Management intends to retain any future earnings for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below for each of the years in the four year period ended December 31, 1996 are derived from the consolidated financial statements of DNAP Holding Corporation. The consolidated financial statements and related notes as of December 31, 1996 and 1995 and the three years in the period ended December 31, 1996 are included elsewhere in this Form 10-K, and the selected consolidated financial information set forth below should be read in conjunction with such financial statements and notes. The selected consolidated financial data of DNAP Holding include financial data for ABSA, IPHC, Interfruver, DNAP and Royal Van Namen as from their respective dates of acquisition.

                                                   (THOUSANDS OF DOLLARS, EXCEPT SHARE AND
                                                               PER SHARE DATA)
                                                           YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------
                                                 1996         1995         1994         1993
                                               --------     --------     --------     -------
STATEMENT OF OPERATIONS DATA:
  Total revenues............................   $192,985     $197,586     $ 64,112     $   164
  Gross profit..............................     16,632       20,510       (1,648)     (3,638)
  Selling and administrative................    (16,195)     (14,397)      (9,509)       (915)
  Write-off of purchased research
    and development.........................    (12,900)        -            -           -
  Research and development expenses.........     (1,244)        -            -           -
  Amortization of goodwill, patents
    and trademarks..........................     (1,008)        (538)        (404)       (404)
  Operating income (loss)...................    (14,715)       5,575      (11,561)     (4,957)
  Interest expense, net.....................     (3,482)      (4,940)      (1,254)        404
  Exchange gain (loss), net.................        569       (4,748)      (1,473)         (7)
  Other non-operating income................      2,058         -            -           -
  Loss before income taxes..................    (15,570)      (4,113)     (14,288)     (4,560)
  (Provision) benefit for income taxes......     (2,738)      (2,320)       1,842         513
  Minority interests........................      1,274        3,049        5,673       1,770
  Net loss..................................    (17,034)      (3,384)      (6,773)     (2,227)
  Net loss per common share (1).............     ($1.19)
  Weighted average number of common
    shares outstanding (1).................. 14,286,318


                                                               AT DECEMBER 31,
                                               ----------------------------------------------
                                                 1996         1995         1994         1993
                                               --------     --------     --------     -------
BALANCE SHEET DATA:
  Cash and cash equivalents.................   $ 10,735     $  1,580     $  2,540     $ 4,079
  Accounts and notes receivable, net........     37,129       33,333       22,649       3,246
  Inventories...............................     20,139       14,730       10,450      10,758
  Total current assets......................     69,161       49,785       35,761      18,661
  Total assets..............................    142,155       89,126       71,682      45,428
  Bank loans and current portion of
    long-term debt..........................     41,214       33,103       27,977       3,590
  Total current liabilities.................     81,037       54,823       40,992       7,371
  Long-term debt and payables...............      2,423       10,515        2,223       1,485
  Stockholders' equity......................     49,150       15,815       17,839      22,083

---------------------------------------------------------------------------------------------

(1) Comparative share and per share data for 1995, 1994, 1993 is not presented because the information is not meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the selected financial information of DNAP Holding and the financial statements and related notes of DNAP Holding included elsewhere in this Form 10-K.

OVERVIEW

    DNAP Holding engages in the production, distribution, and sale of fresh produce to wholesalers and retailers in Mexico, the United States, Canada, Europe, the Middle East, and the Far East. Since 1993, the business strategy of the Company and its predecessors has been (i) vertical integration within the produce/agronomics industry, (ii) growth by acquisition of complementary businesses and (iii) aggressive growth of the businesses acquired. While these continue to be important components of the business strategy, DNAP Holding wanted to improve its access to basic technology to separate itself from others in the produce business by completing the Merger with DNAP.

    DNAP, which was incorporated in Delaware in 1981, is an agribusiness biotechnology company focused on the development and application of genetic engineering and transformation technologies in plants, as well as development and marketing of premium, differentiated, fresh and processed, branded fruits and vegetables. DNAP uses advanced breeding, genetic engineering, and other biotechniques to achieve improvements in the taste, texture, product form, color, and shelf life of produce and to improve production characteristics, such as disease resistance and production or processing yields.

    DNAP Holding expects to capitalize on the combination of production, distribution, and technology strengths by focusing its longer-term business strategy on the development and commercialization of value-added, proprietary differentiated products.

    DNAP Holding is seeking to exercise greater control over its production and distribution operations to facilitate and strengthen its ability to commercialize new products that are developed with DNAP's technology. DNAP Holding's recent announcement of its intent to acquire the minority interests in ABSA and IPHC is part of this strategy. The purchase price of $23.75 million ($11.75 million due on closing and the balance paid in equal installments over the next three years with interest), subject to adjustments from the due diligence review, will require that the Company raise additional financing.

RESULTS OF OPERATIONS

YEAR-ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    DNAP Holding's total revenues declined from $197.6 million in 1995 to $193.0 million in 1996. The primary components of this change were a $5.6 million decline in other service income, a $16.1 million decrease in IPHC's U.S. and Canadian sales, partially offset by a $6.3 million increase in the sales of Interfruver in Mexico, and the inclusion of $8.2 million in sales generated from the partial year results of DNAP and Royal Van Namen following their acquisition and merger into DNAP Holding. ABSA's revenues in 1996 and 1995 were $67.4 million and $61.7 million, respectively, of which $67.0 million and $57.8 million were intercompany sales (eliminated in consolidation). The decline in U.S. and Canadian sales reflected the effect of lower average realized prices of fresh produce sold during the first six months of the year and a reduction in ABSA's production for the U.S. market during the third quarter. This reduction in ABSA's production was a direct result of the Company's decision to terminate relationships with some of its growers in 1996 to improve product quality, build more stable relationships with its growers, and reduce credit losses. Interfruver's sales volume increased from 1995 to 1996 due to the addition of new commodities to the products sold by Interfruver, slightly higher prices due to improved brand name recognition and quality, and additional sales to a major Mexican retailer. Other service income from the sale of materials (seeds, fertilizer, etc.) to contract growers, net of costs, included in total revenues declined from 1995 to 1996 as a direct consequence of ABSA's decision to terminate relationships with some of its growers in 1996, to whom such materials are sold.

    Gross profit (sales less cost of sales) declined from $20.5 million in 1995 to $16.6 million in 1996. The negative effects of the lower average selling prices ($8.6 million) in the U.S. and Canada and the decline in service income ($5.6 million) in Mexico were offset to some extent by the incremental margin contribution by DNAP and Royal Van Namen ($1.3 million and $.7 million, respectively) and lower cost of sales ($8.3 million). Included in the change in cost of sales is a reduction in the expense recorded in 1996 versus 1995 associated with the provisions for uncollectible grower and customer receivables ($2.0 million and $5.0 million in 1996 and 1995, respectively).

    Selling and administrative expenses increased from $14.4 million in 1995 to $16.2 million in 1996. This increase was primarily associated with expenses incurred by DNAP and Royal Van Namen during the fourth quarter of 1996 after the Merger and acquisition, respectively, and their incorporation into DNAP Holding.


    Research and product development expenses appeared in DNAP Holding's results of operations for the first time in the fourth quarter of 1996. This $1.2 million expense item reflects DNAP's research and product development overhead recorded in the fourth quarter.

    In 1996, the Company wrote off $12.9 million of purchased research and development resulting from the Merger. This one-time charge reflects the value of in-process research and development programs ongoing at DNAP at the time of the Merger, as estimated by an independent appraiser, which was part of the purchase price in the transaction. These product programs were considered in-process since the products being developed were in various stages of development, have not been commercially introduced, and require additional research and development before such products can be produced and introduced to the marketplace. Accordingly, consistent with generally accepted accounting principles, purchased research and development must be charged off immediately to current income.

    The non-cash charge for amortization of goodwill, patents and trademarks increased in 1996 due to the first quarter of amortization charges (recorded in the fourth quarter of 1996) emanating from the DNAP Merger and Royal Van Namen acquisition, respectively.

    Interest expense decreased by $2.8 million in 1996, or 33%, versus 1995. This decrease was due to a decline in the average interest rate that DNAP Holding paid on its short term debt during the year.

    Interest income declined from $3.5 million in 1995 to $2.2 million in 1996. This decline was due to a lower level of interest income generated by ABSA on its short-term investments and a lower level of advances to growers on which ABSA collected interest in 1996 versus 1995.

    In 1996, DNAP Holding experienced a net foreign exchange gain of $.6 million as compared to a loss of $4.7 million in 1995. During 1996 the peso/dollar exchange rate remained relatively stable throughout the year. At the end of 1994 a significant devaluation of the Mexican peso took place with further declines experienced throughout 1995. As a consequence, large exchange losses were experienced in 1995 by ABSA, whose functional currency is the U.S. dollar, due to its net peso monetary position.

    Income tax expense increased from $2.3 million in 1995 to $2.7 million in 1996. This increase in expense was attributable to the recognition of a deferred tax liability for ABSA arising from Mexican tax law which requires expensing of inventory acquisition costs in the year of purchase. Because ABSA had no income in 1996 against which to apply these expenses, the deductions resulted in an increase in ABSA's net operating loss carry forward. Since realization of such net operating loss carry forwards in their entirety is not believed to be sufficiently assured, an increase in the valuation allowance against deferred income tax assets was recorded commensurate with the increase in deferred income tax assets.

    Other non-operating income in 1996 included a gain on the sale of property, plant and equipment of $.3 million and a subsidy of $1.7 million in connection with a special incentive program sponsored by various Mexican government and banking institutions for companies in the agriculture, fishing and forestry industries.

    During 1996 the share of losses allocable to minority interests was $1.3 million as compared with $3.0 million in 1995. The 1996 and 1995 allocations of losses are consistent with the minority positions held across the operating subsidiaries of the Company.

YEAR-ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    Total revenues during 1995 increased 201% to $197.6 million from $64.1 million in 1994. The increase reflects the effect of the start-up of Premier (1995 sales of $15.9 million), the acquisition of R.B. Packing by IPHC (1995 sales of $90.8 million) in December 1994, the acquisition of Interfruver by ABSA in January 1995 (1995 sales of $48.8 million), the growth of TDI (1995 sales of $32.3 million), and service income, net of costs ($5.9 million). ABSA's sales in 1995 amounted to $61.7 million, of which $57.8 million represented intercompany sales (and were eliminated in consolidation). In 1994 ABSA's sales amounted to $27.0 million, including $20.9 million of sales to R.B. Packing prior to its acquisition by IPHC. The balance of the sales in 1994 was generated by IPHC after its acquisition in December, 1994.

    Gross profit was negative in 1994. In 1995, gross profit was 10.4% of total revenues, reflecting the effects of higher average sales prices, sales volumes and harvest yields versus those in 1994.

    Selling and administrative expenses increased 51.4% to $14.4 million from $9.5 million, but decreased as a percentage of sales from 14.8% in 1994 to 7.3% in 1995 reflecting higher sales volumes in 1995.

    The non-cash charge for amortization of goodwill increased in 1995 due to the acquisition of IPHC in December 1994 and Interfruver in January 1995.

    Interest expense increased from $2.2 million in 1994 to $8.4 million in 1995 reflecting the higher average levels of borrowing outstanding during the year and the higher average cost of borrowing during 1995 (16.4%) as compared to 1994 (12.1%). The increased borrowings were required to fund the higher working capital requirements associated with the greatly expanding sales activities, and advances provided to growers. Interest income increased from $.9 million in 1994 to $3.5 million in 1995 reflecting the increased level of financing provided to growers and higher interest rates in Mexico during 1995. Exchange losses relate primarily to the significant effects of the devaluation of the Mexican peso on the net peso monetary position of ABSA, whose functional currency is the U.S. dollar.

    Income tax expense increased to $2.3 million in 1995 from a benefit of $1.8 million in 1994 due to income tax payable by IPHC's subsidiaries and the effects of the devaluation of the Mexican peso, which reduced the effect of future tax benefits from net operating loss carry-forwards in the Mexican subsidiaries.

CAPITAL EXPENDITURES

    During 1996 the Company made capital investments of $7.1 million in property, plant, and equipment. The majority of these investments were made to expand ABSA's farming activities in Mexico, in particular, the new farming operation in Baja California which became one of the sources of produce sold by the Company beginning in the second quarter of 1996. ABSA also made a major investment in temperature controlled storage space and equipment which it believes will reduce spoilage and shrinkage and enhance the overall quality of its products.

    Capital expenditures during 1995 and 1994 were $4.4 million and $6.1 million, respectively, reflecting primarily the investment levels required to acquire and develop ABSA's owned and leased acreage in Mexico.

LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 1995, the Company had a working capital deficit position of $5.0 million. The deficit position increased to $11.8 million at December 31, 1996. The primary reason for this increase is certain long-term debt which is scheduled to mature in May 1997 and was therefore reclassified to current liabilities. The Company is beginning the process of negotiating long-term financing arrangements.
Cash provided by Bionova Mexico was predominantly used to make acquisitions and acquire property, plant and equipment.

    For the year ended December 31, 1996 the Company generated $5.8 million in cash from operations, which was due primarily to changes in certain working capital components. After adjusting for the impact of consolidating DNAP and Royal Van Namen at the time of the Merger and acquisition, respectively, accounts receivable reflected a decline due to lower sales in December of 1996 as compared with 1995, and advances to growers also declined due to the Company's decision to discontinue relationships with some of its growers in 1996. After adjusting for the consolidation of DNAP and Royal Van Namen, accounts payable and accrued expenses increased $5.6 million during 1996. A primary driver of this was ABSA ($3.5 million), which invested heavily in property, plant and equipment and its growing operations during the last few months of 1996, resulting in a higher level of payables at December 31, 1996 as compared with December 31, 1995. The second major contributor to the increase in accounts payable was FreshWorld Farms, which ramped up its sourcing of products at the end of 1996. Partially offsetting these two positive impacts on cash flows was a $5.0 million increase in inventories, which derived entirely from the increase in ABSA's growing operations at the end of 1996.

    In addition to the capital expenditures discussed above, investment requirements reflected in the cash flows include the Merger with DNAP and the acquisition of Royal Van Namen. The Company made a net investment of $6.7 million in DNAP prior to the Merger. The Company advanced DNAP $10.5 million, and DNAP provided $3.8 million of cash at September 26, 1996, the date of the Merger. The Company made a net investment of $1.2 million in Van Namen. The Company paid $1.5 million for the Van Namen acquisition, and Van Namen provided $.3 million of cash on November 30, the date of acquisition.

    Cash provided by financing activities during 1996 was $18.8 million. The great majority of this cash was received in the form of a capital contribution by Bionova Mexico in connection with the Merger.

    As discussed elsewhere in this Form 10-K, the Company's Board of Directors has authorized management to pursue the acquisition of the 49.99% interest in ABSA and the 42.3% interest in IPHC currently held by the Batiz family. The purchase price of $23.75 million is subject to adjustment based on the results of the due diligence review. The Company currently is in the process of beginning discussions with banks to obtain the necessary financing that will permit the Company to complete this transaction and to continue the Company's aggressive development and growth of its farming, distribution, and research activities in the future.

DISCLOSURES REGARDING FORWARD LOOKING STATEMENTS

    This report on Form 10-K includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "Notes to Audited Consolidated Financial Statements" located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during the remainder of 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

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

    HISTORICAL LOSSES AND ACCUMULATED DEFICITS. IPHC and ABSA sustained losses in 1994, 1995 and 1996. DNAP sustained losses in each year since its incorporation in 1981. There is no assurance that some of the factors that caused these historical losses will not be present in future periods or that the Company will be profitable in the future.

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

    AVAILABILITY OF SUPPLY. ABSA relies on agricultural land leased from others and production associations with other growers for a part of its supply. If the other parties to these leases and other arrangements were to choose not to renew their agreements with ABSA, ABSA would be required to locate alternate sources of supply and/or land or, in some cases, to pay increased rents for land. In addition to increased rental rates, increases in land costs could result from increases in water charges, property taxes and related expenses.

    DEPENDENCE ON ONE SUPPLIER. One grower in Baja California, Santa Cruz Empacadora, S. de R.L. de C.V., accounted in 1996 for approximately 10% of the consolidated sales of the Company's subsidiaries (excluding DNAP). ABSA has entered into one-year production association agreements with this grower for each of the past two years and expects to continue to do so, but there can be no assurance that the grower will continue to be willing to enter into such agreements with ABSA on terms satisfactory to ABSA.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Report of Independent Accountants, and the consolidated financial statements of the Company and the notes thereto appear on the following pages.

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Stockholders of
  DNAP Holding Corporation

    In our opinion, the accompanying consolidated balance sheets and the related consolidated results of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of DNAP Holding Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of DNAP Holding Corporation management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Diego, California
March 27, 1997

                           DNAP HOLDING CORPORATION
                         (formerly Bionova U.S. Inc.)

                          CONSOLIDATED BALANCE SHEET
                          Thousands of U.S. Dollars

                                                      December 31,
                                                    ------------------
                                                      1996      1995
                                                    --------  --------
    ASSETS
Current assets:
Cash and cash equivalents                           $ 10,735  $  1,580
Accounts receivable                                   30,941    25,444
Advances to growers                                    6,188     7,889
Inventories                                           20,139    14,730
Other current assets                                   1,158       142
                                                    --------  --------
    Total current assets                              69,161    49,785
                                                    --------  --------
Property, plant and equipment, net                    34,784    25,983
Patents and trademarks, net                           14,492        --
Goodwill, net                                         19,323     9,319
Deferred income taxes                                  2,850     3,281
Other assets                                           1,545       758
                                                    --------  --------
    Total assets                                    $142,155  $ 89,126
                                                    --------  --------
                                                    --------  --------

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans                               $ 32,110  $ 32,493
Current portion of long-term debt                      9,104       610
Accounts payable and accrued expenses                 30,773    17,038
Accounts payable to related parties                    5,458     2,645
Deferred income taxes                                  3,592     2,037
                                                    --------  --------
    Total current liabilities                         81,037    54,823
Long-term debt                                         2,423    10,222
Long-term debt to related parties                         --       293
                                                    --------  --------
    Total liabilities                                 83,460    65,338
                                                    --------  --------
Minority interest                                      9,545     8,603
                                                    --------  --------
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares
 authorized, no shares issued and outstanding             --        --
Common stock, $.01 par value, 25,000,000 shares
 authorized, 18,370,640 issued and outstanding           184        --
Additional paid-in capital                            78,535        --
Capital contributed by Bionova (see note 1)               --    27,848
Accumulated deficit                                  (29,468)  (12,434)
Cumulative translation adjustment                       (101)     (229)
                                                    --------  --------
                                                      49,150    15,185
                                                    --------  --------
    Total liabilities and stockholders' equity      $142,155  $ 89,126
                                                    --------  --------
                                                    --------  --------

  The accompanying notes are an integral part of these financial statements.

                               DNAP HOLDING CORPORATION
                             (formerly Bionova U.S. Inc.)

                          CONSOLIDATED RESULTS OF OPERATIONS
                              Thousands of U.S. Dollars
                              (except per share amounts)

                                                   Year Ended December 31,
                                             ---------------------------------
                                               1996         1995        1994
                                             ---------    ---------    -------
Total revenues                               $ 192,985    $ 197,586    $64,112
                                             ---------    ---------    -------
Cost of sales                                 (176,353)    (177,076)   (65,760)
Selling and administrative expenses            (16,195)     (14,397)    (9,509)
Write-off of purchased research and
 development                                   (12,900)          --         --

Research and development expenses               (1,244)          --         --
Amortization of goodwill, patents
 and trademarks                                 (1,008)        (538)      (404)
                                             ---------    ---------    -------
                                              (207,700)    (192,011)   (75,673)
                                             ---------    ---------    -------
Operating income (loss)                        (14,715)       5,575    (11,561)
                                             ---------    ---------    -------
Interest expense                                (5,651)      (8,430)    (2,160)
Interest income                                  2,169        3,490        906
Exchange gain (loss), net                          569       (4,748)    (1,473)
Other non-operating income                       2,058           --         --
                                             ---------    ---------    -------
                                                  (855)      (9,688)    (2,727)
                                             ---------    ---------    -------
Income (loss) before income tax                (15,570)      (4,113)   (14,288)

Income tax (expense) benefit                    (2,738)      (2,320)     1,842
                                             ---------    ---------    -------
Net income (loss) before minority interest     (18,308)      (6,433)   (12,446)

Minority interest in net loss (income)
 of subsidiaries                                 1,274        3,049      5,673
                                             ---------    ---------    -------
Net loss                                     $ (17,034)   $  (3,384)   $(6,773)
                                             ---------    ---------    -------
                                             ---------    ---------    -------
Net loss per share                           $   (1.19)
                                             ---------
                                             ---------


  The accompanying notes are an integral part of these financial statements.

                               DNAP HOLDING CORPORATION
                             (FORMERLY BIONOVA U.S. INC.)
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                              THOUSANDS OF U.S. DOLLARS

                                            COMMON                                     CUMULATIVE
                                            SHARES     COMMON   PAID-IN   CONTRIBUTED  TRANSLATION   ACCUMULATED
                                          OUTSTANDING   STOCK   CAPITAL     CAPITAL     ADJUSTMENT     DEFICIT        TOTAL
                                          -----------  ------   -------   -----------  -----------   -----------    --------
BALANCES AT DECEMBER 31, 1993                                              $ 24,360                   $ (2,277)     $ 22,083
Investment by Bionova, S.A. de C.V.                                           2,552                                    2,552
Net loss                                                                                                (6,773)       (6,773)
Translation adjustment                                                                    $ (23)                         (23)
                                                                           --------       -----       --------      --------

BALANCES AT DECEMBER 31, 1994                                                26,912         (23)        (9,050)       17,839
Investment by Bionova, S.A. de C.V.                                             936                                      936
Net loss                                                                                                (3,384)       (3,384)
Translation adjustment                                                                     (206)                        (206)
                                                                           --------       -----       --------      --------

BALANCES AT DECEMBER 31, 1995                                                27,848        (229)       (12,434)       15,185
Issuance of shares for cash upon the
  formation of Bionova U.S., Inc.              25,000          $    25                                                    25
Issuance of shares for cash and
  upon transfer of Bionova S.A.
  de C.V.'s interests in the
  Bionova subsidiaries                        270,922   $  3    32,845      (27,848)                                   5,000
Issuance of shares to Bionova, S.A.
  de C.V. prior to the merger                  52,800      1     5,279                                                 5,280
Shares issued to DNA Plant
  Technology stockholders upon
  consummation of the merger                5,511,192     55    32,511                                                32,566
Shares issued to Bionova International,
  Inc. in connection with merger and
  capital contribution                     12,510,726    125     7,875                                                 8,000
Net loss                                                                                               (17,034)      (17,034)
Translation adjustment                                                                      128                          128
                                           ----------   ----   -------     --------       -----       --------      --------
BALANCES AT DECEMBER 31, 1996              18,370,640   $184   $78,535           --       $(101)      $(29,468)     $49,150
                                           ----------   ----   -------     --------       -----       --------      --------
                                           ----------   ----   -------     --------       -----       --------      --------

                        The accompanying notes are an integral part of these financial statements.

                               DNAP HOLDING CORPORATION
                             (formerly Bionova U.S. Inc.)

                         CONSOLIDATED STATEMENT OF CASH FLOWS
                              Thousands of U.S. Dollars

                                                                          Year Ended December 31,
                                                                   ----------------------------------
                                                                       1996         1995        1994
                                                                   ---------    ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $ (17,034)   $  (3,384)  $  (6,773)
Items not affecting cash:
  Minority interest                                                   (1,274)      (3,049)     (5,673)
  Depreciation                                                         2,244        2,805       2,858
  Amortization of goodwill, patents and trademarks                     1,008          538         404
  Write-off of purchased research and development                     12,900           --          --
  Deferred income taxes                                                1,986        2,320      (1,842)
  Gain from sale of property, plant and equipment                       (325)          --          --
Net changes (exclusive of changes due to subsidiaries acquired):
  Accounts receivable and advances to growers                          5,675      (10,683)    (11,999)
  Inventories                                                         (4,951)      (4,280)        723
  Other assets                                                           (35)        (733)       (109)
  Accounts payable and accrued expenses                                5,627        4,548       2,687
                                                                   ---------    ---------   ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    5,821      (11,918)    (19,724)
                                                                   ---------    ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment                          (7,104)      (4,426)     (6,121)
  Advances to DNAP prior to merger, net of cash acquired              (6,664)          --          --
  Acquisition of subsidiaries, net of cash acquired                   (1,221)      (2,026)       (943)
  Proceeds from sale of property, plant and equipment                    535           --          --
                                                                   ---------    ---------   ---------

NET CASH USED IN INVESTING ACTIVITIES                                (14,454)      (6,452)     (7,064)
                                                                   ---------    ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in short-term borrowings                                 (2,142)          --          --
  Proceeds from bank loans                                            34,556       13,122      21,932
  Repayments of long-term debt                                       (35,451)          --          --
  Amounts due to related parties                                       2,520        2,416         392
  Investment by Bionova, S.A. de C.V.                                 18,305          936       2,552
  Investment by minority interests                                        --          936         372
                                                                   ---------    ---------   ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES                             17,788       17,410      25,248
                                                                   ---------    ---------   ---------
Net increase (decrease) in cash and cash equivalents                   9,155         (960)     (1,540)
Cash at beginning of period                                            1,580        2,540       4,080
                                                                   ---------    ---------   ---------
Cash at end of period                                              $  10,735    $   1,580   $   2,540
                                                                   ---------    ---------   ---------

SUPPLEMENTAL CASH FLOW DATA
Interest paid                                                      $   4,438    $   4,578   $   1,874
Income taxes                                                       $   1,693    $     996          --

NONCASH INVESTING AND FINANCING ACTIVITIES
Contribution of Bionova, S.A. de C.V. investment in
  subsidiaries for common stock                                    $  27,848           --          --
Patents and trademarks resulting from merger with
  DNA Plant Technology Corporation                                 $  14,800           --          --


               The accompanying notes are an integral part of these financial statements.

                               DNAP HOLDING CORPORATION
                             (FORMERLY BIONOVA U.S. INC.)
                    Notes to the Consolidated Financial Statements
                           December 31, 1996, 1995 and 1994


NOTE 1 - BASIS OF PRESENTATION

DNAP Holding Corporation (together with its subsidiaries, the "Company"), a subsidiary of Bionova, S.A. de C.V. (Bionova), a Mexican corporation, was formed on January 12, 1996 and originally named Bionova U.S. Inc., to be the holding company of a consolidated group, which includes certain former subsidiaries of Bionova (the "Bionova Subsidiaries") and, after consummation of the merger discussed below effective September 26, 1996, DNA Plant Technology Corporation and its subsidiaries (DNAP). The Bionova subsidiaries consist of majority interests in Agricola Batiz, S.A. de C.V., a Mexican company, and subsidiaries
(ABSA) and International Produce Holding Company, a Delaware corporation, and subsidiaries (IPHC).


THE COMPANY AND THE BIONOVA SUBSIDIARIES

On January 26, 1996, the Company issued 25,000 shares to Bionova in exchange for a capital contribution of $25,000 and borrowed $5 million from Bionova under a demand note agreement, at a fixed interest rate of 10.25%.

On July 1, 1996 Bionova transferred its interest in the Bionova Subsidiaries to the Company and $5 million in cash in exchange for 270,922 common shares and acquired an additional 2,800 common shares of the Company for $280,000 on August 1, 1996. Additionally, Bionova contributed the $5 million demand note in exchange for 50,000 common shares on August 2, 1996. On August 5, 1996 Bionova contributed its shares of the Company's common stock to its wholly-owned subsidiary, Bionova International, Inc.

The consolidated financial statements included herein have been prepared giving retroactive effect to the contribution of the Bionova Subsidiaries in a manner similar to a pooling of interest.


DNAP MERGER

On September 26, 1996, the merger of Bionova Acquisition, Inc., a wholly-owned subsidiary of the Company, with and into DNAP (the "Merger") was approved by DNAP stockholders and was consummated. Upon consummation of the Merger, Bionova International, Inc. contributed an additional $8 million to the Company for 12,510,726 common shares, and the former DNAP stockholders received 5,511,192 common shares. The name of the Company was changed to DNAP Holding Corporation immediately prior to the Merger.

The value of the shares of the Company's common stock issued in connection with the Merger was determined based on the number of shares of DNAP's common stock and DNAP's $2.25 Convertible Exchangeable Preferred Stock outstanding, at the fair value of the securities based on their respective closing prices as quoted on the Nasdaq National Market at July 30, 1996, the date of the second amendment to the merger agreement.

                                              Shares         Fair market    Fair market
                                           Outstanding          value          value
                                         (000's of shares)    per share       ($000's)
                                         -----------------   -----------    -----------
DNAP common stock......................       45,676           $  0.531       $24,254
DNAP $2.25 Convertible Exchangeable
  Preferred Stock......................        1,380              3.125         4,312
                                                                              -------
                                                                               28,566
Costs incurred by Bionova associated
  with the Merger......................                                         4,000
                                                                              -------
                                                                              $32,566
                                                                              -------
                                                                              -------

The purchase price was allocated to the following items based on a valuation of the intangibles by an independent appraiser.

                                                      $(000's)
                                                      --------

Patents and trademarks...........................     $14,800
Research and development.........................      12,900
Goodwill.........................................      10,528
Net liabilities of DNAP at fair value............      (5,662)
                                                      -------
                                                      $32,566
                                                      -------
                                                      -------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


a.  Consolidation

The accompanying financial statements include the accounts of (i) the Company,
(ii) the Bionova Subsidiaries, (iii) effective September 26, 1996, DNAP, and
(iv) effective November 30, 1996, Royal Van Namen. All intercompany accounts and transactions are eliminated in consolidation.


b.  Management's estimates and assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from reported amounts.


c.  Revenue recognition

PRODUCE SALES

The Company sells produce on its own account and on behalf of growers and other parties on a commissioned basis. Revenue from such sales is recognized when the produce is shipped, net of an allowance for estimated returns. Since the Company bears the risk of loss for collection of sales proceeds for sales on behalf of growers and other parties on which commissions are earned, the associated sales are recognized at the gross sales amounts, net of an allowance for estimated returns or other credits. In the consolidated results of operations, 1996 and 1995 sales recognized on a commissioned basis and the related commissions earned were as follows:

                                       $(000'S)
                               YEAR ENDED DECEMBER 31,
                               -----------------------
                                 1996            1995
                               -------         -------
Sales.......................   $30,455         $35,080
Commissions earned..........     3,253           3,189

There were no commissioned sales in 1994.

PRODUCT DEVELOPMENT ACTIVITIES

Revenue from product development activities is recognized during the period the Company performs the development efforts in accordance with the term of the agreements and activities undertaken. The revenue is recognized ratably over the term of the agreement, which generally approximates the performance effort. Revenue that is related to future performance under such agreements is deferred and recognized as revenue when earned.

Research and development costs not associated with product development activities are expensed as incurred.


d.  Cash and cash equivalents

Cash equivalents are stated at cost, which approximates the fair value. The Company considers all highly liquid and temporary cash investments with original maturities of three months or less to be cash equivalents. The Company's policy is to place its cash and cash equivalents with large creditworthy financial institutions and to limit the amount of credit exposure.


e.  Advances to growers

Advances to growers are made for supplies, seed, and other growing and harvesting costs. The advances are interest bearing and repaid from amounts withheld from sales proceeds due to growers.


f.  Association agreements

The Company has entered into certain participation agreements with growers under which the Company shares in the profits and losses associated with growing activities. Since the Company exercises control over the associations, the Company proportionally consolidates the results of operations of those growing activities in the results of operations.


g.  Inventories

Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method for finished produce. Cost of growing crops includes direct material and labor and an allocation of indirect costs and are accumulated until the time of the harvest, subject to lower of cost or market adjustments.

h.  Property, plant and equipment

Property, plant and equipment are stated at their acquisition cost. Additions to property, plant and equipment, including significant improvements and renewals, are capitalized. Maintenance and repair costs are charged to expense as incurred. Depreciation is computed using straight-line methods over the estimated useful lives of the assets.


i.  Patents and trademarks

The costs of obtaining patents are expensed as incurred. Acquired patents and trademarks are capitalized and amortized over their estimated useful lives. During 1996, the Company recorded amortization expense of $308,000.


j.  Research and product development costs

All research and product development costs incurred or acquired are expensed.


k.  Stock based compensation

As a result of the Merger, DNA Plant Technology Corporation's existing stock option plans were assumed by the Company. In October, 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123 applies to all transactions in which an entity acquires goods or services by issuing equity instruments such as common stock, except for employee stock ownership plans. Statement No. 123 establishes a new method of accounting for stock-based compensation arrangements with employees which is fair value based. The statement encourages (but does not require) employers to adopt the new method in place of the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. Companies may continue to apply the accounting provisions of APB No. 25 in determining net income, however, they must apply the disclosure requirements of Statement No. 123. If the Company adopts the fair value based method of Statement No. 123, a higher compensation cost would result for fixed option plans and a different compensation cost will result for the Company's contingent and variable stock option plans. The recognition provisions and disclosure requirements of Statement No. 123 are effective January 1, 1996. The Company plans to use the accounting practice under APB No. 25 previously followed by DNAP.


l.  Concentration of credit risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables and advances to growers. Credit risk associated with trade receivables is limited due to the large number of customers comprising the Company's customer base. Concentration of credit risk associated with advances to growers is limited due to the geographic dispersion of the growers. However, there can be no assurance that an event outside the Company's control will not occur and cause these advances to be at risk. The Company performs ongoing credit evaluations of its customers' and growers' financial condition to determine the need for an allowance for uncollectible accounts.


m.  Acquisitions

The underlying assets and liabilities of acquired companies are recorded at fair market values and the excess purchase price is recorded as goodwill. The Company periodically evaluates the recoverability of the recorded goodwill based upon projected operating income of the related subsidiary. Goodwill is amortized over twenty years. Goodwill amortization amounted to $0.700 million, $0.538 million and $0.404 million in 1996, 1995 and 1994, respectively.

n.  Impairment of long-lived assets

Management periodically reviews for impairment the long-lived assets and certain identifiable intangibles to be held and used by the Company whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized whenever it is determined that recoverability is impaired. Measurement of an impairment loss for long-lived assets and identifiable intangibles that management expects to hold and use is based on the fair value of the asset.


o.  Income taxes

An income tax provision is made using the assets and liability approach. Under this approach, deferred taxes are provided for the differences between the financial statement and tax basis of assets and liabilities. Deferred income tax expense (benefit) is the net change during the year in the deferred income tax asset or liability. Current income tax expense is the amount of income taxes expected to be payable for the current year. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.


p.  Fair value of financial instruments

The carrying value of the Company's financial instruments, including cash and cash equivalents, trade receivables and payables, and advances to growers, approximate their fair market value due to their short-term maturities. The carrying value of the Company's long-term debt is estimated to approximate its fair value.


q.  Translation of financial statements

The financial statements for subsidiaries whose functional currency is not the U.S. dollar are translated in the following manner: assets and liabilities at the year end rates; stockholders' equity at historical rates and results of operations at the monthly average exchange rates. The effects of exchange rate changes are reflected as a separate component of stockholders' equity.

For subsidiaries whose activities are recorded in currencies which are not their functional currency, the components of the financial statements are translated as follows:

BALANCE SHEET:
Current assets, except inventories               year-end
Inventories                                      historical
Liabilities                                      year-end
Property, plant and equipment                    historical
Stockholders' equity                             historical

RESULTS OF OPERATIONS:
Sales                                            historical
Cost of sales                                    historical
Depreciation and amortization                    historical
Interest                                         monthly average
Other expenses and income                        monthly average
Income taxes                                     monthly average


Gains and losses in remeasurement arise mainly from the effect of exchange rate fluctuations on net monetary items denominated in pesos and are included in results of operations.

Effective January 1, 1997, Mexico will be considered a hyperinflationary environment since the cumulative inflation over the last three years has exceeded 100%. As a result of this, subsidiaries whose functional currency is the Mexican peso will be required to translate their financial statements in a manner similar to that utilized by subsidiaries whose activities are recorded in currencies which are not their functional currencies.

r.  Net loss per common share

The weighted average number of common shares outstanding for 1996, giving retroactive effect to the common shares issued to Bionova upon the contribution of its interests in the Bionova subsidiaries and shares issued in connection with the merger, was 14,286,318.

s.  Employee benefit plan

DNAP has a savings and retirement plan and trust (the "401(k) Plan") available to all eligible employees of DNAP. An eligible employee may elect to defer, in the form of contributions to the 401(k) Plan, between 1% and 15% (in 1% increments) of the total compensation that would otherwise be paid to the employee, subject to annual contribution limitations. An employee's contributions are invested at the direction of the employee in various investment options and are fully vested and nonforfeitable immediately upon contribution. The 401(k) Plan provides for DNAP contributions in the form of common stock or cash, not to exceed 3% of elective salary deferral contributions. During the last quarter of 1996 DNAP's cash contributions to the 401(k) Plan were approximately $17,000.

t.  Reclassification of costs

Certain financial statement items have been reclassified to conform to the current year's format. The most significant of these items was the reclassification of distribution costs from selling, general and administrative expenses to cost of sales. Management believes that this reclassification is a more accurate reflection of the nature of these expenses in the operations of the business than the manner in which they had been classified previously. During the years ended December 31, 1996, 1995, and 1994 distribution costs amounted to $12.3 million, $14.8 million, and $6.7 million, respectively.

NOTE 3 - ACQUISITIONS AND MERGERS

During the years ended December 31, 1996, 1995 and 1994, Bionova and the Company acquired control of the following subsidiaries:

- During 1994, Bionova made a capital contribution toward the formation of Premier Fruits & Vegetables BBL, Inc. (Premier) in the amount of $161,000 in cash, representing an 80% share of the capital stock. This investment was contributed to IPHC in December, 1994.

- During December 1994, Bionova acquired 51% of IPHC for $2.2 million in cash. This U.S. company distributes fresh produce in the United States and Canada through its subsidiaries, R.B. Packing, Inc., R.B. Packing of California, Inc., R.B. Packing of Texas, Inc. (all 100% owned), Tanimura Distributing, Inc. (75% owned), Premier (80% owned), and in Europe, the Middle East, and the Far East through its recent acquisition of Royal Van Namen (discussed below). The goodwill resulting from this 1994 acquisition amounted to $675,000.

- In January 1995, ABSA acquired a 50.01% stake in Interfruver de Mexico, S.A. de C.V. (Interfruver), a Mexican distributor of fresh produce, for $2.055 million in cash, resulting in the recognition of goodwill of $1.94 million. The agreement to acquire Interfruver established that, in addition to the purchase price mentioned above, a contingent payout of $2.0 million could be due to the sellers (the minority stockholders) on an earn out basis over a four-year period beginning in 1995. This contingent payment, if any, will result in an adjustment of the original purchase price and a corresponding increase in goodwill and related amortization in the future. No amounts were due or paid in 1995 under this agreement. The amount for 1996 has not yet been determined by the Company.

The following table summarizes the net investment by Bionova in the subsidiaries acquired through December 31, 1995, which were contributed to the Company in 1996.
                                       $(000'S)
                                      DECEMBER 31,
                                ----------------------
                                  1995           1994
                                -------        -------
COMPANY ACQUIRED
ABSA..........................  $25,296        $24,360
Tanimura......................      191            191
IPHC..........................    2,200          2,200
Premier.......................      161            161
                                -------        -------
                                $27,848        $26,912
                                -------        -------
                                -------        -------


These acquisitions were accounted for under the purchase method. The companies are included in the consolidated financial statements since the date of their acquisition. Tanimura and Premier had no operations prior to their formation with Bionova as the controlling stockholder.

- In November 1996, IPHC acquired a 51% stake in Royal Van Namen (Van Namen), a distributor of fresh produce located in The Netherlands, for $1.475 million in cash, resulting in the recognition of minimal goodwill. Under the terms of the purchase agreement, a contingent pay out of as much as $1.945 million could be due to the sellers (the minority stockholders) on an earn out basis over a four-year period beginning in 1997 (based on prior year earnings before interest and taxes from the results of operations). This contingent payment, if any, will result in an adjustment of the original purchase price and a corresponding increase in goodwill and related amortization in the future. The amount for 1996 has not yet been determined by the Company.

The following unaudited pro forma financial information assumes that the Merger and Van Namen acquisition occurred at the beginning of 1996 and 1995 and gives effect to certain adjustments, including depreciation and amortization of the assets acquired, amortization of goodwill, and related income tax effects.

                                                  $(000'S)
                                                  ---------
                                                  PRO FORMA
                                                  (UNAUDITED)
                                            YEAR ENDED DECEMBER 31
                                         ---------------------------
                                             1996            1995
                                         -----------     -----------

Net sales..............................  $   257,895     $   254,416
Net loss(1)............................      (11,045)        (17,764)
Loss per common share (in dollars).....        (0.60)          (0.97)
Pro forma weighted average common
  shares outstanding...................   18,370,640      18,370,640


(1) does not include the $12.9 million write-off of purchased research and development.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable were comprised of the following:

                                                               ($000'S)
                                                             DECEMBER 31,
                                                           -----------------
                                                             1996      1995
                                                           -------   -------
  Trade............................................        $27,192   $24,452
  Recoverable value-added tax......................          1,338       980
  Officers and employees...........................            287        32
  Sundry debtors...................................          4,143        10
                                                           -------   -------
                                                            32,960    25,474
  Allowance for doubtful accounts and returns......         (2,019)      (30)
                                                           -------   -------
                                                           $30,941   $25,444
                                                           -------   -------
                                                           -------   -------

The Company sells its produce primarily to retailers and wholesalers in the United States, Mexico, Canada and Europe. No single customer accounted for more than 5% of the Company's sales, and there were no significant accounts receivable from a single customer at December 31, 1996 or 1995.

NOTE 5 - ADVANCES TO GROWERS

                                                               ($000'S)
                                                             DECEMBER 31,
                                                            ---------------
                                                             1996     1995
                                                            ------   ------
  Advances to growers..............................         $5,857   $6,247
  Advances to related parties......................            331    1,642
                                                            ------   ------
                                                            $6,188   $7,889
                                                            ------   ------
                                                            ------   ------


The Company has agreements with certain produce growers in Mexico and in the United States, whereby a significant portion of growing costs are paid in advance by the Company. The growing costs are recorded as advances to growers and are recognized as a component of cost of produce sales when the produce is sold. The advances in Mexico ($4.979 million and $5.689 million at December 31, 1996 and 1995, respectively) in some cases are secured by promissory notes and/or the right to use the acreage of the grower if the advances are not repaid. Advances to growers in the United States ($1.209 million and $2.200 million at December 31, 1996 and 1995, respectively) are generally not collateralized.

Advances earned interest at 12% per annum. Interest income from these advances amounted to $0.884 million, $0.811 million, and $0.279 million during the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 6 - INVENTORIES


Inventories were comprised of the following:

                                                               ($000'S)
                                                             DECEMBER 31,
                                                           -----------------
                                                             1996      1995
                                                           -------   -------
  Finished produce.................................        $ 2,047   $ 3,357
  Growing crops....................................         11,317     8,436
  Advances to suppliers............................          1,274       718
  Spare parts and materials........................          5,301     1,932
  Merchandise in transit and other.................            752       387
                                                           -------   -------
                                                            20,691    14,830
  Allowance for slow moving inventory..............           (552)     (100)
                                                           -------   -------
                                                           $20,139   $14,730
                                                           -------   -------
                                                           -------   -------

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT


Property, plant and equipment was composed of the following:

                                                        ($000'S)
                                                      DECEMBER 31,
                                                    ----------------   ESTIMATED
                                                      1996     1995   USEFUL LIFE
                                                    -------  -------  -----------
  Land............................................  $10,399  $ 8,490
  Buildings.......................................    9,570    6,767    25 years
  Machinery and equipment.........................   15,009    8,366    15 years
  Office equipment................................    2,214    3,341     4 years
  Transportation equipment........................    2,505    2,126    10 years
  Vineyards and agricultural tools................    2,268    2,672     3 years
  Land improvements and other.....................    4,935      438    13 years
                                                    -------  -------
                                                     46,900   32,200
  Accumulated depreciation and amortization.......  (12,116)  (6,217)
                                                    -------  -------
                                                    $34,784  $25,983
                                                    -------  -------
                                                    -------  -------

Equipment amounting to $2.370 million and $5.279 million at December 31, 1996 and 1995, respectively, has been recorded under capitalized leases and included above. Related accumulated depreciation amounted to $0.594 million and $0.951 million at December 31, 1996 and 1995, respectively, and the related depreciation expense amounted to $0.126 million, $0.317 million and $0.317 million for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 8 - BANK LOANS AND LONG-TERM DEBT


SHORT-TERM LOANS

Short-term bank loans consist of amounts due to banks, denominated in U.S. dollars, under various lines of credit facilities. The lines of credit contain certain covenants which, among other things, require maintenance of certain ratio levels and tangible net worth levels. The Company is in compliance with those covenants. The lines of credit bear interest at prime (8.1% and 8.5% at December 31, 1996 and 1995, respectively).

Various bank credit facilities are available with banks whereby the Company may borrow upon such terms as the subsidiaries and banks mutually agree. At December 31, 1996, such bank credit facilities amounted to $42.645 million, of which $10.535 million was not used.

The amounts due under bank credit facilities with Mexican banks are generally renewable at the discretion of the banks. The Company has informal arrangements with these banks which permit additional borrowings, subject to the availability of funds by the banks.

ELM and the minority shareholders of ABSA and IPHC provide certain guarantees on both the short-term and long-term bank debt. At December 31, 1996, ELM guaranteed $20 million of this debt, and ELM and the minority shareholders guaranteed on a 50/50 basis all otherwise unsecured bank debt. ELM is obligated under the terms of the Merger through September, 1999 to provide under certain conditions a guarantee of indebtedness of the Company of up to $20 million to a financial institution under a loan or a line of credit.

LONG-TERM LOANS

Consolidated obligations under long-term debt arrangements are denominated in U.S. dollars and were comprised of:

                                                                             ($000'S)
                                                                           DECEMBER 31,
                                                                       ------------------
                                                                         1996       1995
                                                                       -------    -------
  Outstanding revolving bank credit facility (bearing interest at
  8.25%; principal and interest are payable in one installment in
  May 1997).........................................................   $ 7,946    $ 8,508

  Bank loan bearing interest at a rate equivalent to Libor plus 1%
  at December 31, 1996, secured with first mortgage on land and
  buildings in The Netherlands......................................     1,590

  Capital lease obligations secured by the related equipment acquired, bearing interest at variable annual rates (12% at
  December 31, 1996 and 1995).......................................     1,105      1,222

  Mortgage notes payable to banks secured by the related real estate, interest at prime (8.75% and 8.5% at December 31, 1996 and 1995, respectively) plus 1.5%, interest payable monthly and
  maturing on dates through October, 2001...........................       614        687

  Other.............................................................       272        415
                                                                       -------    -------
                                                                        11,527     10,832
  Less current portion..............................................    (9,104)      (610)
                                                                       -------    -------
  Long-term debt....................................................   $ 2,423    $10,222
                                                                       -------    -------
                                                                       -------    -------

The maturities of the long-term debt at December 31, 1996 were as follows:

  For the years ended December 31,                    (000's)
  --------------------------------                    -------
  1997.......................................         $ 9,104
  1998.......................................             572
  1999.......................................             400
  2000.......................................             263
  2001.......................................             174
  Thereafter.................................           1,014
                                                      -------
                                                      $11,527
                                                      -------
                                                      -------

NOTE 9 - INCOME TAXES

The (charges) credits for income taxes are summarized as follows:

                                                              ($000's)
                                                      Year ended December 31,
                                                  -----------------------------
                                                    1996       1995       1994
                                                  -------    -------     ------
  CURRENT
    United States
      Federal..................................   $  (606)   $  (740)        --
      State....................................      (146)      (256)        --
                                                  -------    -------     ------
                                                     (752)      (996)        --
                                                  -------    -------     ------
  DEFERRED
    Mexico - Federal...........................    (2,007)      (955)    $1,460
    United States
      Federal..................................        21       (323)       382
      State....................................        --        (46)        --
                                                  -------    -------     ------
                                                   (1,986)    (1,324)     1,842
                                                  -------    -------     ------
  INCOME TAX (EXPENSE) BENEFIT.................   $(2,738)   $(2,320)    $1,842
                                                  -------    -------     ------
                                                  -------    -------     ------

Income tax (expense) benefit differs from the amounts computed by applying the statutory federal income tax rate (34% in both Mexico and the United States) to pretax income as a result of the following:

                                                                              ($000's)
                                                                      Year ended December 31,
                                                                   -----------------------------
                                                                     1996       1995       1994
                                                                   -------    -------    -------
 Tax benefit at statutory rate in the United States (34%)........  $ 5,189    $ 1,398    $ 4,857
 Effect of lower tax rate of 17% for agricultural
   businesses in Mexico..........................................     (316)    (1,122)    (1,915)
 Write-off of purchased research and
   development...................................................   (4,386)        --         --
 Change in valuation allowance of deferred tax
   assets........................................................   (2,384)        --         --
 Tax loss carryforwards for which tax benefit
   was lost due to the peso devaluation..........................       --     (1,235)      (890)
 Inflationary component..........................................     (548)    (1,064)      (188)
 Depreciation on inflation-indexed value of
   property, plant and equipment.................................      328        252        197
 State taxes.....................................................      (97)      (210)        --
 Other permanent differences.....................................     (524)      (339)      (219)
                                                                   -------    -------     ------
                                                                   $(2,738)   $(2,320)    $1,842
                                                                   -------    -------     ------
                                                                   -------    -------     ------

Significant components of the Company's deferred tax liabilities and assets at December 31, 1996 and 1995 are shown below:

                                                                  ($000'S)
                                                                DECEMBER 31,
                                                            -------------------
                                                              1996        1995
                                                            --------    -------
 DEFERRED TAX ASSETS
   Tax loss carryforwards..............................     $ 13,298    $ 2,403
   Non-deductible provisions...........................          420        850
   Other...............................................           67         49
                                                            --------    -------
 Total deferred tax assets.............................       13,785      3,302
 Valuation allowance...................................      (10,935)       (21)
                                                            --------    -------
 Net deferred tax assets...............................     $  2,850    $ 3,281
                                                            --------    -------
                                                            --------    -------
 DEFERRED TAX LIABILITIES
   Inventories.........................................       (3,376)    (1,818)
   Other...............................................         (216)      (219)
                                                            --------    -------
 Total deferred tax liabilities........................       (3,592)    (2,037)
                                                            --------    -------
 NET DEFERRED TAX ASSETS (LIABILITIES).................     $   (742)   $ 1,244
                                                            --------    -------
                                                            --------    -------

The Mexican asset tax of 1.8% on certain net assets is not applicable in the first four years of operation. This tax, once applicable, is due if federal income taxes are not in excess of the asset tax. It can be recovered in future years from taxes on future income in excess of future asset tax.

At December 31, 1996 the Company had total tax loss carryforwards of approximately $50.5 million. Tax loss carryforwards from the Company's Mexican subsidiaries can be inflation-indexed in Mexico until the date of their application against future taxable profits. The tax loss carryforwards expire from 2004 to 2011. The tax loss carryforwards are contained in the Company's Mexican subsidiaries ($23.1 million), U.S. subsidiaries ($26.3 million), and other foreign subsidiaries ($1.1 million).

DNAP had tax loss carryforwards at the date of the merger whose utilization is limited to $25.1 million. A full valuation allowance has been provided with respect to these tax loss carryforwards.

NOTE 10 - STOCK OPTIONS AND WARRANTS

STOCK OPTION PLANS

As a result of the Merger the Company assumed DNAP's existing stock option plans. The number of shares and option exercise prices were adjusted to give effect to the exchange ratio stipulated in the merger agreement. The three plans are the 1986 Stock Option Plan (the "1986 Plan"), the 1994 Stock Option Plan (the "1994 Plan"), and the Non-Employee Directors Stock Option Plan (the "Directors' Plan"), under which a maximum of 160,000, 300,000 and 80,000 shares of common stock, respectively, are available for issuance. Approximately 52,072 options were outstanding at December 31, 1996 under three other stock option plans. It is not anticipated that any further grants will be awarded under these plans.

The 1986 Plan and the 1994 Plan provided for the granting of incentive stock options, as defined under the Internal Revenue Code, and non-qualified stock options, restricted stock and stock appreciation rights to officers and employees of, and consultants and advisors to DNAP (and now the Company), at prices which were generally not less than the fair market value of the common stock on the date of grant and expiring ten years from the date of grant.

The Directors' Plan provided for initial and annual grants of non-qualified stock options to each non-employee director at prices which were equal to 90% and 100%, respectively, of the fair market value of DNAP's (and now the Company's) common stock on the date of grant and expiring ten years from the date of grant. An initial director's option became exercisable in five equal annual installments, beginning one year from the date of grant, and the annual awards became fully exercisable within one year from the date of grant.

A summary of the activity under all of the Company's stock option plans since the date of the merger is as follows:

                                                    DECEMBER 31,
                                                       1996
                                                    ------------
 Outstanding, at the effective date of the merger:    134,959
    Granted                                                --
    Exercised                                              --
    Expired and canceled..........................       (191)
                                                      -------
 Outstanding at the end of the year...............    134,768
                                                      -------
 Available for grant at December 31...............      1,228
                                                      -------
 Exercisable at December 31.......................     93,275
                                                      -------
 Option prices per share:
    Granted.......................................      none
    Exercised.....................................      none
    Expired or canceled........................... $ 8.75 to $201.90
    Outstanding................................... $13.75 to $128.75


The following table summarizes information about the outstanding stock options at December 31, 1996.


                                         Weighted
                                         average     Weighted                 Weighted
                                        remaining    average        Number    average
                            Options    contractual   exercise     of vested   exercise
Range of exercise prices  outstanding      life       price        options      price
------------------------  -----------  -----------   --------     ---------   --------
 $13.75....................     925      8.75 Yrs.    $13.75           370    $ 13.75
 $20.31 - $29.94...........  33,698      8.13 Yrs.    $27.50         4,468    $ 20.98
 $30.00 - $38.75...........  35,018      6.99 Yrs.    $35.09        27,936    $ 35.37
 $41.25 - $50.00...........  37,277      4.28 Yrs.    $47.22        35,850    $ 47.21
 $51.25 - $76.25...........  22,360      4.80 Yrs.    $54.36        19,161    $ 54.46
 $100.00 - $128.75.........   5,490      0.34 Yrs.   $118.59         5,490    $118.59
                            -------      ---------   -------        ------    -------
    Total.................. 134,768      5.90 Yrs.    $43.00        93,275    $ 47.96
                            -------      ---------   -------        ------    -------
                            -------      ---------   -------        ------    -------

FAIR VALUE DISCLOSURES

Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed in Statement No. 123, the Company's net loss and net loss per share would not have been materially different than the reported amounts.

WARRANTS

At December 31, 1996 the Company had the following warrants and options outstanding, which it assumed in connection with the merger:

  Number of
common shares   Price per share    Expiration date
-------------   ---------------    ---------------
    40,000          $66.50         January, 1999
   407,018           25.00         Third and fourth quarters of 2000
    72,500           17.50         September, 1997
    36,250           17.50         September, 1998 or one year
                                   from the exercise of the unit
                                   purchase options (see below)

During 1995, DNAP issued common stock with warrants that expire during the third and fourth quarters of 2000, and which entitle the holders to purchase an additional 407,018 shares of common stock at $25.00 per share. As part of the compensation to the consultant who assisted DNAP in placing these securities, DNAP granted the consultant unit purchase options to purchase 72,500 placement units at $17.50 per unit. Each placement unit consists of one share of common stock and a warrant entitling the holder to purchase during the year following the exercise of the unit purchase options, one half share of common stock (36,250 in total if all unit purchase options are exercised) for $17.50 per share.

NOTE 11 - BALANCES AND TRANSACTIONS WITH RELATED PARTIES

ELM CREDIT LINE

The short-term accounts payable to related parties shown in the consolidated balance sheet bears interest at variable rates comparable to those prevailing in the market place. The debt with related parties arose from the long-term credit line made available to affiliates of ELM and bears interest at variable rates similar to those prevailing in the market place. At December 31, 1996, $2.461 million was outstanding under this arrangement. During 1996 and 1995, the Company incurred interest expense of $0.310 million and $0.223 million, respectively.

INSURANCE AND FACTORING ARRANGEMENTS

The Company contracts for insurance and factoring services with a related party. During 1996, 1995 and 1994 the Company incurred insurance expense of $0.591 million, $0.339 million, and $0, respectively. Amounts due under factoring arrangements were $1.2 million at December 31, 1996, and interest expense incurred in connection with factoring arrangements was $0.123 million in 1996.

LABOR AND ADMINISTRATIVE SERVICES

ABSA has entered into a contractual arrangement with Copropriedad Agricola Batiz Hermanos (CABH) pursuant to which CABH provides labor and administrative services to ABSA, and ABSA pays a fee to CABH based on CABH's costs incurred in connection with providing such services. Both Raul Batiz G. and Guillermo Batiz
G. own in excess of 10% of CABH and are deemed, by virtue of their positions with ABSA, to be executive officers of Bionova. In 1996, 1995 and 1994, ABSA paid a total of approximately $13.208 million, $7.558 million, and $12.620 million, respectively to CABH under this arrangement.

ADVANCES TO GROWERS

Advances to growers includes a balance due from a grower who is a relative of the minority stockholders of ABSA. The balance with this grower amounted to $1.642 million at both December 31, 1996 and 1995, and the interest earned on this balance amounted to $0 and $21,000 during 1996 and 1995, respectively.

ADMINISTRATIVE SERVICES AGREEMENT

An Administrative Services Agreement between the Company and Bionova was entered into on July 1, 1996. This agreement provides that Bionova will render certain administrative and clerical services to the Company and its direct and indirect subsidiaries in return for payment equivalent to the compensation, benefits, and other overhead attributable to the employees of Bionova performing these services, all of which will be performed in Mexico. The initial term of the agreement was extended to December 31, 1996 and will continue thereafter for successive one-year terms unless either the Company or Bionova elects to terminate the agreement. Amounts billed in 1996 by Bionova under this agreement were $616,000.

LOANS AND CAPITAL CONTRIBUTIONS

In connection with the Merger between Bionova and DNAP, Bionova loaned $5 million to the Company on January 26, 1996 and contributed $5 million to the capital of the Company on July 1, 1996. The interest rate on the loan was 10.25% per annum. The loan was capitalized by Bionova in connection with the merger on August 2, 1996. Interest expense for the period that the loan was outstanding during 1996 amounted to $264,000. Pursuant to a loan agreement dated January 26, 1996 between the Company and DNAP, the Company made two loans to DNAP in equal amounts of $5 million on January 26, 1996 and July 1, 1996. These loans are secured by the assignment to the Company of DNAP's right, title, and interest in the patents relating to DNAP's Transwitch gene suppression technology, and the Company may require additional security under certain circumstances. These loans remain outstanding with the balance plus accrued interest due in full on January 26, 1999.

ABSA CREDIT FACILITY

Beginning in August, 1996, a credit facility was established between a separate company owned by the Batiz family and ABSA to enable ABSA to fund a large grower advance and some property, plant and equipment investments. Loans made under this credit facility were in the form of demand loans bearing interest at 15.3% per annum. As of December 31, 1996, the outstanding balance under this credit facility was $1.479 million. Interest paid during 1996 under this facility was $89,319.

LICENSE AGREEMENTS

On January 26, 1996, DNAP and Bionova entered into a non-exclusive license agreement under which Bionova was granted a license to use the Transwitch patents with certain restrictions and exclusions. The non-exclusive license agreement provided for the payment of royalties by Bionova to DNAP of $250,000 per calendar quarter, except that royalties for the quarter ended March 31, 1996 were $50,000 and royalties for the quarter ending June 30, 1996 were $125,000. During 1996, DNAP Holding accrued $675,000 in royalty fees relating to this arrangement.

In January, 1996, the Company granted to a related party the option to obtain a sublicense from the Company to use certain licensed patents in the field of tobacco products and to make, have made, use and sell certain licensed products related to the field of tobacco. The term of this option was for two months ended March 31, 1996, extendable by the related party for an additional six months. In exchange for the option the related party was obligated to pay $50,000 to the Company for the initial two months and $5,000 per month for each additional month. The Company accrued $80,000 during 1996 for this option. The option agreement was terminated on September 30, 1996.

LONG-TERM FUNDED RESEARCH AGREEMENT

On September 26, 1996, in connection with the merger, DNAP and Empresas La Moderna, S.A. de C.V. (ELM), the parent company of Bionova, entered into a long-term funded research agreement, which provided that ELM, directly or through its affiliates, will use their best efforts to agree on research projects to be conducted by DNAP for ELM or its affiliates and which will result in payments to DNAP of $30 million over a 10-year period, with minimum funding (subject to carryforwards) of $9 million in any three-year period. Unless otherwise agreed by the parties, payments of at least $625,000 in respect of ELM's obligation to fund research projects are to be paid at the beginning of each calendar quarter. During the fourth quarter of 1996, Seminis Vegetable Seed, Inc. ("Seminis"), a subsidiary of ELM, commenced a limited amount of work under this long-term research agreement and paid to DNAP $625,000. An additional payment of $625,000 was made by Seminis to DNAP in January, 1997. Seminis and DNAP presently are engaged in discussions to finalize the list of research projects that will be worked upon along with the terms of their contract under this agreement. The final contract between these two parties is expected to be signed in April, 1997. Several other affiliates of ELM have entered into discussions with DNAP to identify additional research projects that might be worked on under the long-term funded research agreement.

LEGAL REPRESENTATION

The Secretary of the Company is a shareholder in the law firm which provides legal services to the Company and several subsidiaries. During 1996 the law firm billed approximately $100,000 to the Company.

NOTE 12 - OTHER

TOTAL REVENUES

Total revenues in 1996 and 1995 included $0.249 million and $3.160 million, respectively, representing the income that arose from sales of seeds, agrochemicals, spare parts and other materials to growers. In addition, in 1996 and 1995 total revenues included $0.527 million and $0.139 million, respectively, of technical and support services provided to growers.

OTHER NON-OPERATING INCOME

During 1996, the Company recorded a gain upon sale of property, plant and equipment of $0.325 million and received a subsidy of $1.733 million in connection with a special incentive program sponsored by the various Mexican government and banking institutions for companies in the agriculture, fishing, and forestry industries. The subsidy received was determined using specified formulas based on ABSA's debt outstanding as of June 30, 1996 and the repayments of principal and interest made by ABSA from July 1 through December 31, 1996.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

CONTINGENCIES -

- R.B. Packing, Inc., a subsidiary of IPHC, was audited by the Internal Revenue Service for 1991, 1992, and 1993. The IRS has asserted that the sales commissions charged to ABSA are too low. The company believes that the sales commissions charged between related parties are reasonable and supportable. The IRS also has asserted that certain travel and expense charges lack substantiation and that insufficient business purpose has been put forward for certain advertising and interest expenses. The Company believes that these expenses also are reasonable and supportable. The Appeals Division of the IRS recently filed a 30 day notice regarding the three years under consideration and recited a proposed deficiency of $941,000 in tax and $188,000 in penalties. This initial IRS proposal disallows certain business expenses in full and adjusts commission rates to amounts well in excess of market rates. The Company intends to defend its position vigorously, and on the belief that any final tax and penalty that might ultimately be assessed will be immaterial, no provision has been made to the financial statements.

- On January 21, 1997, a class action lawsuit was filed by Gordon K. Aaron and Fay H. Aaron against ELM, Bionova, Alfonso Romo Garza, Bionova International, Inc., the Company, Robert Serenbetz, Gerald Laubach, Evelyn Berezin, and Douglas Luke, Jr. in the U.S. federal district court for the Northern District of California. The plaintiffs allege that they were owners of shares of DNAP's $2.25 convertible Exchangeable Preferred Stock (Preferred Stock) prior to the Merger and that they were entitled to receive more consideration for their Preferred Stock than was provided to them under the Merger Agreement. Specifically, the plaintiffs allege that (i) they were denied the rights they allegedly had under the terms of the Preferred Stock to vote on the Merger;
    (ii) defendants Serenbetz, Laubach, Luke, and Berezin (the "Individual Defendants"), each of whom was a director of DNAP prior to the Merger and currently serves as a director of the Company, breached fiduciary duties of loyalty, candor and care allegedly owed to DNAP and its stockholders, (iii) all of the defendants aided, knew of or recklessly disregarded, and all of the defendants substantially assisted, the conduct giving rise to the alleged breaches of fiduciary duty by the Individual Defendants; and (iv) each of ELM, Bionova, the Registrant and Alfonso Romo Garza had knowledge of the alleged contractual duties allegedly owed by DNAP to the plaintiffs and each of such defendants intentionally caused DNAP to breach such alleged duties. The plaintiffs claim to have been damaged by the alleged actions of the defendants and therefore the plaintiffs seek unspecified actual and punitive damages as well as reimbursement of their litigation costs and expenses. The Company believes the claims of the plaintiffs are without merit and intends to vigorously defend against these claims.

- In a complaint dated August 5, 1996 and filed in the Superior Court for the County of Los Angeles, California, the County of Los Angeles sued DNAP and others, including several cigarette manufacturers, alleging breach of express warranty, unlawful, deceptive and unfair business practices, fraud and misrepresentation, and conspiracy, in connection with the manufacture, promotion, distribution and sale of tobacco products. DNAP's involvement in the suit arises from allegations regarding research it performed for a major tobacco company. The County of Los Angeles is seeking economic damages and injunctive relief. DNAP denies any wrongdoing or liability in this matter and intends to vigorously contest this lawsuit.

- A former executive of FreshWorld Farms, a subsidiary of DNAP, has threatened to institute arbitration with respect to the termination of his employment. The Company believes his allegations are without merit and intends to vigorously defend itself if such a proceeding is commenced.

- On September 25, 1996 a court in the state of Sinaloa, Mexico ruled that Olga Elena Batiz Esquer did not have legal title to one hundred hectares (approximately 247 acres) of land that she purported to transfer to ABSA on June 2, 1990. This decision was made in concert with a ruling from a petition originally presented in 1964 that the former owner of the subject land owned rural land in excess of the maximum that was then allowed by law in 1964, and that therefore the land rightfully belonged to the petitioners. On October 23, 1996 Ms. Batiz filed a challenge to this ruling. If ABSA is ultimately required to transfer the subject land, which constitutes approximately 9% of the total land owned by ASBA, Mexican law gives ABSA indemnification rights against Ms. Batiz.


COMMITMENTS -

The Company leases certain facilities and land under non-cancelable operating lease agreements. The leases expire at various dates through 2002 and provide that the Company pay the taxes, insurance and maintenance expenses related to the leased facilities. The monthly rental payments are subject to
periodic adjustments.   Certain leases contain fixed escalation clauses, and
rent under these leases is charged ratably over the lease term.

The aggregate future minimum lease obligations under capital and operating leases are as follows:

                                                  ($000'S)
FOR THE YEAR ENDING                               -------
DECEMBER 31,                                CAPITAL     OPERATING
-----------                                 -------     ---------
1997......................................  $  680       $1,125
1998......................................     284        1,138
1999......................................     189          550
2000......................................      44           29
2001......................................      14           29
Thereafter................................      --           25
                                            ------       ------
Total future minimum lease payments.......   1,211        2,896
Amount representing interest..............    (106)          --
                                            ------       ------
                                            $1,105       $2,896
                                            ------       ------
                                            ------       ------

Rent expense incurred under the non-cancelable operating leases totaled $0.304 million, $0.623 million and $0.606 million during the years ended December 31, 1996, 1995 and 1994, respectively.


NOTE 14 - OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS

Information about the Company's operations by geographic area is summarized below:

                                                                  ($000's)
                                                                  --------
                                                                          ADJUSTMENTS AND
                                     MEXICO         US         OTHER       ELIMINATIONS      CONSOLIDATED
                                    --------     --------     -------     ---------------    ------------
1996
Sales to unaffiliated customers     $ 56,868     $117,504     $18,613                          $192,985
Transfers                             65,877       13,083       1,346        $(80,306)               --
                                    --------     --------     -------        --------          --------
Total revenue                        122,745      130,587      19,959         (80,306)          192,985
                                    --------     --------     -------        --------          --------
                                    --------     --------     -------        --------          --------

Operating income (loss)                  318      (12,535)     (1,050)         (1,148)          (14,715)
                                    --------     --------     -------        --------          --------
                                    --------     --------     -------        --------          --------
Identifiable assets                   64,203       79,985      13,883         (15,916)          142,155
                                    --------     --------     -------        --------          --------
                                    --------     --------     -------        --------          --------

1995
Sales to unaffiliated customers       54,735      125,974      16,877                           197,586
Transfers                             57,972       12,630          --         (70,602)               --
                                    --------     --------     -------        --------          --------
Total revenue                        112,707      138,604      16,877         (70,602)          197,586
                                    --------     --------     -------        --------          --------
                                    --------     --------     -------        --------          --------

Operating income (loss)                2,266        3,966        (330)           (327)            5,575
                                    --------     --------     -------        --------          --------
                                    --------     --------     -------        --------          --------
Identifiable assets                   70,108       24,052       1,950          (6,984)           89,126
                                    --------     --------     -------        --------          --------
                                    --------     --------     -------        --------          --------

1994
Sales to unaffiliated customers       38,851       25,261          --              --            64,112
                                    --------     --------     -------        --------          --------
                                    --------     --------     -------        --------          --------

Operating income (loss)              (11,101)        (842)         --             382           (11,561)
                                    --------     --------     -------        --------          --------
                                    --------     --------     -------        --------          --------
Identifiable assets                 $ 57,711     $ 14,949     $   705        $ (1,683)         $ 71,682
                                    --------     --------     -------        --------          --------
                                    --------     --------     -------        --------          --------

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The section entitled "Election of Directors" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 22, 1997 sets forth certain information with respect to the directors of the Company and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Executive Officers of the Company" in
Part I of this report.


ITEM 11. EXECUTIVE COMPENSATION

    The section entitled "Executive Compensation" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 22, 1997 sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 22, 1997 sets forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    The section entitled "Certain Transactions" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 22, 1997 sets forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and is incorporated herein by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as a part of this report:

         (1)  Financial Statements included in Item 8 herein:

              Report of Independent Accountants
              Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Operations for the years ended
                December 31, 1996, 1995 and 1994
              Consolidated Statements of Changes in Stockholders' Equity for
                the years ended December 31, 1996, 1995 and 1994
              Consolidated Statements of Cash Flows for years ended
                December 31, 1996, 1995 and 1993
              Notes to Consolidated Financial Statements

         (2)  Financial Statement Schedules included in Item 8 herein:

              All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

         (3)  Exhibits:

              The information required by this Item 14(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K.

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

          Unaudited pro forma condensed combined balance sheet as of June 30, 1996

         Unaudited pro forma condensed combined income statement for the year ended December 31, 1995

         Unaudited pro forma condensed combined income statement for the six months ended June 30, 1996

         Notes to unaudited pro forma condensed combined financial statements

    On February 21, 1997, the Company filed a report on Form 8-K dated January 21, 1997 relating to the filing of a lawsuit against the Company by certain of its stockholders.

                                 SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, DNAP Holding Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DNAP HOLDING CORPORATION

Date:  March 27, 1997



                                       By:  /s/ CARLOS HERRERA
                                          ---------------------------------
                                                Carlos Herrera
                                            Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

         SIGNATURE                          TITLE                   DATE
         ---------                          -----                   ----

  /s/  BERNARDO JIMENEZ            Chairman of the Board       March 27, 1997
-----------------------------           and Director
       Bernardo Jimenez


  /s/  CARLOS HERRERA              Chief Executive Officer     March 27, 1997
-----------------------------            and Director
       Carlos Herrera


  /s/ ARTHUR H. FINNEL             Chief Financial Officer     March 27, 1997
-----------------------------     (Principal Financial and
      Arthur H. Finnel               Accounting Officer)


  /s/ EVELYN BEREZIN
-----------------------------              Director            March 27, 1997
      Evelyn Berezin


-----------------------------              Director            March __, 1997
       Nam-Hai Chua

         SIGNATURE                          TITLE                   DATE
         ---------                          -----                   ----

  /s/  PETER DAVIS
-----------------------------              Director            March 27, 1997
       Peter Davis


-----------------------------              Director            March ___, 1997
    Francisco Gonzalez


-----------------------------              Director            March ___, 1997
    Erik C. Jurgensen


  /s/  GERALD LAUBACH
-----------------------------              Director            March 27, 1997
       Gerald Laubach


  /s/  DOUGLAS LUKE
-----------------------------              Director            March 27, 1997
       Douglas Luke


-----------------------------              Director            March __, 1997
   Alejandro Rodriguez


  /s/  ROBERT SERENBETZ
-----------------------------              Director            March 27, 1997
       Robert Serenbetz

                                  INDEX TO EXHIBITS

Exhibit
Number   Description
-------  -----------
3.1*     Certificate of Incorporation of the Company

3.2 Certificate of Amendment to the Certificate of Incorporation of the Company (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference)

3.3*     Bylaws of the Company

10.1*    Loan Agreement dated as of January 26, 1996, between the
         Company and DNAP

10.2*    Assignment of Patents dated January 26, 1996, between the
         Company and DNAP

10.3* Sole Patent License Agreement dated as of January 26, 1996, between the Company and DNAP

10.4* Non-Exclusive Patent License Agreement dated as of January 26, 1996, between the Company and DNAP

10.5* Promissory Note made January 26, 1996, by DNAP in favor of the Company

10.6 Governance Agreement dated as of September 26, 1996, between ELM and the Company (filed as an exhibit to the Company's current report on Form 8-K dated September 26, 1996 and incorporated herein by reference)

10.7 Long-Term Funded Research Agreement dated as of September 26, 1996, between ELM and DNAP (filed as an exhibit to the Company's current report on Form 8-K dated September 26,
         1996 and incorporated herein by reference)

10.8 Stock Purchase Agreement dated October 18, 1996, between International Produce Holding Company and Houdstermaatschappij C.J. Rijnhout B.V. (filed as an exhibit to the Company's report on Form 10-Q for the quarterly period ended September 30, 1996 and incorporated herein by reference)

21.1     Subsidiaries

27.1     Financial Data Schedule


* Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-09975) and incorporated herein by reference.