Form 10-Q
period 1997-03-31
DNAP HOLDING CORP
filed 1997-05-15
CIK 1020866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1997

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _________

                         Commission File Number: 0-12177

                            DNAP HOLDING CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                          75-2632242
   (State or other jurisdiction                             (I.R.S. Employer
       of incorporation or                                 Identification No.)
          organization)

6701 San Pablo Avenue
Oakland, California                                               94608
(Address of principal executive offices)                        (Zip Code)

                                 (510) 547-2395
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No

      As of May 12, 1997, 18,370,640 shares of common stock, par value $0.01 per share, of DNAP Holding Corporation were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            DNAP HOLDING CORPORATION

                           CONSOLIDATED BALANCE SHEET
                            Thousands of U.S. Dollars

                                                        March 31,  December 31,
                                                          1997        1996
                                                        ---------   ---------
                                                       (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                               $   8,369   $  10,735
Accounts receivable                                        37,449      30,941
Advances to growers                                         7,020       6,188
Inventories                                                12,606      20,139
Other current assets                                          857       1,158
                                                        ---------   ---------
     Total current assets                                  66,301      69,161
                                                        ---------   ---------
Property, plant and equipment, net                         34,685      34,784
Patents and trademarks, net                                14,184      14,492
Goodwill, net                                              19,042      19,323
Deferred income taxes                                       2,851       2,850
Other assets                                                2,441       1,545
                                                        ---------   ---------
     Total assets                                       $ 139,504   $ 142,155
                                                        =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans                                   $  32,194   $  32,110
Current portion of long-term debt                           8,895       9,104
Accounts payable and accrued expenses                      29,851      30,773
Accounts due to related parties                             2,466       5,458
Deferred income taxes                                       4,051       3,592
                                                        ---------   ---------
     Total current liabilities                             77,457      81,037
Long-term debt                                              2,760       2,423
                                                        ---------   ---------
     Total liabilities                                     80,217      83,460
                                                        ---------   ---------
Minority interest                                          11,201       9,545
                                                        ---------   ---------
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares
  authorized, no shares issued and outstanding               --          --
Common stock, $.01 par value, 25,000,000 shares
  authorized, 18,370,640 shares issued and outstanding        184         184
Additional paid-in capital                                 78,535      78,535
Accumulated deficit                                       (30,562)    (29,468)
Cumulative translation adjustment                             (71)       (101)
                                                        ---------   ---------
Total stockholders' equity                                 48,086      49,150
                                                        ---------   ---------
     Total liabilities and stockholders' equity         $ 139,504   $ 142,155
                                                        =========   =========

The accompanying notes are an integral part of these financial statements.

                            DNAP HOLDING CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                            Thousands of U.S. Dollars
                           (except per share amounts)

                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                         1997         1996
                                                       --------     --------

Total revenues                                         $ 77,123     $ 51,359
                                                       --------     --------

Cost of sales                                           (68,364)     (44,466)
Selling and administrative expenses                      (5,578)      (3,059)
Research and development expenses                          (566)        --
Amortization of goodwill, patents and trademarks           (895)        (135)
                                                       --------     --------
                                                        (75,403)     (47,660)
                                                       --------     --------

Operating income (loss)                                   1,720        3,699
                                                       --------     --------

Interest expenses                                        (1,108)      (1,658)
Interest income                                             215          510
Exchange gain (loss), net                                   121       (1,268)
Other non-operating income                                  810         --
                                                       --------     --------
                                                             38       (2,416)
                                                       --------     --------

Income (loss) before income tax                           1,758        1,283

Income tax benefit (expense)                             (1,009)      (1,093)
                                                       --------     --------

Net income (loss) before minority interest                  749          190

Minority interest in net loss (income) of
 subsidiaries                                             1,845         (154)
                                                       --------     --------

Net income (loss)                                      $ (1,096)    $     36
                                                       ========     ========

Net income (loss) per share                            $  (0.06)
                                                       ========

The accompanying notes are an integral part of these financial statements.

                            DNAP HOLDING CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                            Thousands of U.S. Dollars

                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                        1997         1996
                                                      --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     $ (1,094)    $    36
Items not affecting cash:
  Minority interest                                      1,845         154
  Depreciation                                             770         701
  Amortization of goodwill, patents and trademarks         588         135
  Deferred income taxes                                    459       1,093
  Gain from sale of property, plant and equipment         (326)       --
Net changes (exclusive of subsidiaries acquired)
  in:
  Accounts receivable and advances to growers, net      (8,157)     (6,944)
  Inventories                                            7,453       3,901
  Other current assets                                     301         322
  Accounts payable and accrued expenses                     (2)      5,131
  Other assets                                            (933)     (1,282)
                                                      --------     -------
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                                 904       3,247
                                                      --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment              (1,555)       --
Proceeds from sale of property, plant and equipment        906          80
                                                      --------     -------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (649)         80
                                                      --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                        422        (247)
Repayments of long-term debt                              (209)       --
Accounts due to related parties                         (2,834)     (1,332)
                                                      --------     -------

NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                              (2,621)     (1,579)
                                                      --------     -------

Net increase (decrease) in cash and cash equivalents    (2,366)      1,748
Cash at beginning of year                               10,735       1,580
                                                      --------     -------
Cash at end of period                                 $  8,369     $ 3,328
                                                      ========     =======

The accompanying notes are an integral part of these financial statements.

                            DNAP HOLDING CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

Note 1 - Basis of presentation

DNAP Holding Corporation (together with its subsidiaries, the "Company"), a subsidiary of Bionova, S.A. de C.V., a Mexican corporation ("Bionova Mexico"), was formed on January 12, 1996 and originally named Bionova U.S. Inc., to be the holding company of a consolidated group, which includes certain former subsidiaries of Bionova Mexico (the "Bionova Subsidiaries") and, after consummation of a merger effective September 26, 1996, DNA Plant Technology Corporation, a Delaware corporation ("DNAP"), and its subsidiaries. The Bionova Subsidiaries consist of majority interests in Agricola Batiz, S.A. de C.V., a Mexican corporation ("ABSA"), International Produce Holding Company, a Delaware corporation ("IPHC"), and their respective subsidiaries.

Note 2 - Net loss per common share

The weighted average number of common shares outstanding during the first quarter of 1997 was 18,370,640.

Note 3 - Inventories

Inventories consist of the following:

                                                March 31,    December 31,
                                                  1997          1996
                                                ---------    -----------
                                                Thousands     Thousands

        Finished produce                         $  1,394     $  2,047
        Growing crops                               4,555       11,317
        Advances to suppliers                       1,185        1,274
        Spare parts and materials                   5,294        5,301
        Merchandise in transit and other              595          752
                                                 --------     --------
                                                   13,023       20,691
        Allowance for slow moving inventories        (417)        (552)
                                                 --------     --------
                                                 $ 12,606     $ 20,139
                                                 ========     ========

Note 4 - Potential Acquisitions and Financing

The Company recently signed a letter of intent with United Agricorp, Inc., a Delaware corporation ("UAC"), evidencing DNAP Holding's intent to acquire all of UAC's current intellectual property assets, including all of UAC's rights to and under technology, issued patents, pending patents, trademarks, trade secrets, know-how and all similar rights. DNAP has been performing work under a research agreement with UAC since 1995 in the area of genetic modification of strawberries to improve various traits. UAC and DNAP also each received equity participation in the other company under a separate set of agreements signed in 1995. The agreed purchase price for UAC's technology assets is $2.4 million. As UAC has an outstanding payable for research due to DNAP in excess of $600,000, the payment at closing by the Company will be reduced by the amount of this payable. As part of the transaction, DNAP will surrender to UAC all of its UAC shares and the agreement between UAC and DNAP dated September 28, 1995, concerning future stock issuances of DNAP stock to UAC if the DNAP share price failed to meet a certain level, shall be terminated. Also, in consideration for certain non-competition and indemnification commitments to be made by UAC's major stockholder, the Company will issue to him at the closing options to purchase 50,000 shares of the Company's common stock and, on the first anniversary of the Closing, options to purchase an additional 50,000 shares of the Company's common stock. The exercise price of each option will be the market price of the common stock on the date of issuance of that option. The transaction is expected to close during the second quarter of 1997.

The Company also is continuing to pursue the acquisition of the minority interests held by the Batiz family in ABSA and IPHC. The purchase price of $23.75 million is subject to adjustment based on the results of the due diligence review currently ongoing. The Company is in discussions with banks to obtain the necessary financing to complete this transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company

     DNAP Holding Corporation (together with its consolidated subsidiaries, unless the context requires otherwise, "DNAP Holding" or the "Company") was formed in January 1996 and acts as a holding company for (i) Agricola Batiz, S.A. de C.V., a corporation organized under the laws of the United Mexican States, of which the Company owns 50.004% ("ABSA"), (ii) International Produce Holding Company, a Delaware corporation, of which the Company owns 57.7% ("IPHC"), and (iii) DNA Plant Technology Corporation, a Delaware corporation ("DNAP"). The Company acquired its majority interests in ABSA and IPHC on July 1, 1996, by means of a capital contribution from Bionova, S.A. de C.V. ("Bionova Mexico"). DNAP became a wholly-owned subsidiary of the Company on September 26, 1996, as a result of the merger (the "Merger") of Bionova Acquisition, Inc., a Delaware corporation that was a wholly-owned subsidiary of the Company, with and into DNAP. Approximately 70% of the outstanding common stock of the Company is owned by Empresas La Moderna, S.A. de C.V. ("ELM").

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

Results of Operations

Three Months ended March 31, 1997 Compared to Three Months ended March 31, 1996

     Revenues increased from $51.4 million in the first quarter of 1996 to $77.1 in the first quarter of 1997. Contributing most significantly to these changes were a $5.7 million increase in the sales of Interfruver and the inclusion of $21.9 million in revenues generated by DNAP and Royal Van Namen ("RVN"), a Holland-based fresh produce distributor that exports throughout Europe, the Middle East, the Far East and North America and in which IPHC acquired a majority interest in November 1996. Neither of these companies' results were included in DNAP Holding's results of operations during the first three quarters of 1996. Interfruver's sales were up by 61% in the first quarter of 1997 versus the same quarter in 1996 due to the addition of new commodities to its product line and higher selling prices. ABSA's revenues, most of which were intercompany sales and eliminated in consolidation, were up 47% to $32.4 million in the first quarter of 1997 as compared with the same quarter in 1996. The increase in ABSA's revenues was attributable to an 18% increase in production and the higher selling prices that prevailed in the Mexican, U.S., and Canadian markets during much of the quarter due to the effect of the Florida freeze on tomato supply.

     Gross profit (sales less cost of sales) increased from $6.9 million in the first quarter of 1996 to $8.8 million in the first quarter of 1997. This increase resulted from the higher selling prices ($5.1 million) in Mexico, the United States, and Canada and the incremental margin due to the inclusion of DNAP and RVN ($1.5 million), offset to an extent by a decline in service income on ABSA's sales of chemicals, fertilizers, and other products to farmers ($1.2 million) and higher cost of sales ($3.5 million). Cost of sales as a percentage of sales increased from 86.6% to 88.6% due to unfavorable operating results in ABSA's joint farming ventures during the first quarter of 1997 because of weather-related effects on their harvest yields and the establishment of a reserve by the Company relating to items stemming from the due diligence review being performed in connection with the acquisition of the minority interests of the Batiz family.

     Selling and administrative expenses increased from $3.1 million in the first quarter of 1996 to $5.6 million in the first quarter of 1997. This increase was primarily associated with expenses incurred by DNAP and RVN during the first quarter of 1997.

     Research and development costs appeared in DNAP Holding's results of operations for the first time in the fourth quarter of 1996 after the merger with DNAP. This $0.6 million expense reflects DNAP's research and product development overhead recorded in the first quarter of 1997.

     The non-cash charge for amortization of goodwill, patents and trademarks increased by $0.8 million in 1997, emanating from the additional goodwill and patents relating to the DNAP merger and the RVN acquisition.

     Interest expense decreased by $0.6 million in the first quarter of 1997 as compared with the same quarter of 1996. This decrease was due to a decline in the average interest rate that DNAP Holding paid on its debt during the first quarter.

     Interest income decreased by $0.3 million in the first quarter of 1997 as compared with the same quarter of 1996. This decrease was due to a lower level of interest income generated by ABSA on its short-term investments and a lower level of advances to growers.

     Effective January 1, 1997 Mexico is considered a hyperinflationary environment since the cumulative inflation during the last three years exceeded 100%. As a result, Interfruver and Comercializadora Premier are translating their financial statements in a manner similar to that utilized by subsidiaries whose activities are recorded in currencies which are not their functional currencies. In the first quarter of 1997 DNAP Holding experienced a net foreign exchange gain of $0.1 million as compared to a loss of $1.3 million in the first quarter of 1996 as the peso was significantly more stable during the first quarter of 1997 than it was during the same quarter in 1996.

     Other non-operating income in the first quarter of 1997 included a gain on the sale of property, plant and equipment of $0.3 million and a subsidy of $0.4 million received in connection with a special incentive program sponsored by various Mexican government and banking institutions for companies in the agriculture, fishing and forestry industries.

     While pre-tax income was higher in the first quarter of 1997 as compared with the same quarter of 1996, income tax expense decreased from $1.1 million in the first quarter of 1996 to $1.0 million in the first quarter 1997. The tax provision changed by only $0.1 million because of the lower earnings of ABSA, which has a lower tax rate than the other companies in DNAP Holding.

     During the first quarter of 1997, the share of profits allocable to minority interests was $1.8 million as compared with a loss of $0.2 million in 1996. The 1997 and 1996 allocations of profits and losses are consistent with the minority positions held across the operating subsidiaries of the Company.

Capital Expenditures

     During the first quarter of 1997, the Company made capital investments of $1.6 million in property, plant and equipment. The majority of the funds were spent to complete investment projects that ABSA initiated in 1996 in temperature-controlled storage space and equipment to reduce spoilage and shrinkage and enhance the quality of its products.

Liquidity and Capital Resources

     For the three months ended March 31, 1997, the Company generated $.9 million in cash from operations. Cash generated from the results of operations amounted to $2.2 million (i.e., net income, minority interest, depreciation, amortization, deferred income taxes, and gain from sale of property, plant, and equipment). Working capital requirements increased by $1.3 million during the first quarter of 1997. Two items of working capital showed very large swings and were affected by the pricing environment that existed at the end of the quarter. Accounts receivable reflected an increase of $8.2 million in the first quarter of 1997 because of the abnormally high sales at the end of the first quarter of 1997, as farmers sought to take advantage of the unusually high prices for tomatoes that prevailed at this time. Inventories reflected a decline of $7.5 million during the first quarter of 1997 due to the high level of harvesting that took place due to the high product prices.

     Cash used in financing activities during the first quarter of 1997 was $2.6 million due to the payment of almost $3.0 million of an outstanding account payable to a related party.

     As discussed in the Company's most recent Form 10-K, the Company currently is pursuing the acquisition of the 49.99% interest in ABSA and the 42.3% interest in IPHC currently held by the Batiz family. The purchase price of $23.75 million is subject to adjustment based on the results of the due diligence review currently being undertaken. The Company is in the process of discussions with banks to obtain the necessary financing that will permit the Company to complete this transaction and to continue the Company's aggressive development and growth of its farming, distribution, and research activities in the future.

Disclosure Regarding Forward-Looking Statements

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

                          PART II - OTHER INFORMATION

Item 5. Other Information

Potential Acquisition

     The Company recently signed a letter of intent with United Agricorp, Inc., a Delaware corporation ("UAC"), evidencing DNAP Holding's intent to acquire all of UAC's current intellectual property assets, including all of UAC's rights to and under technology, issued patents, pending patents, trademarks, trade secrets, know-how and all similar rights. UAC was incorporated in 1993 to commercialize a number of genetic engineering technologies that, when applied to certain fruits and vegetables, would improve their taste and retard the softening and early spoilage otherwise inherent in their ripening process. UAC's current technology portfolio is focused on the application of technology to the berry industry, and its principal technological assets include (1) exclusive rights to genetically engineer a number of the University of California's strawberry cultivars, (2) rights to technology from the University of California for sweetness and shelf-life extension, and (3) rights from the University of Georgia to genes for disease resistance. DNAP signed a research agreement with UAC, dated May 1, 1995, to perform a research program in the area of genetic modification of strawberries to improve various traits, and this research program has been ongoing since that time. UAC and DNAP also each received equity participation in the other company under a separate set of agreements signed in 1995. The agreed purchase price for UAC's technology assets is $2.4 million. As UAC has an outstanding payable for research due to DNAP in excess of $600,000, the payment at closing by DNAP Holding will be reduced by the amount of this payable. As part of the transaction, DNAP will surrender to UAC all of its UAC shares and the agreement between UAC and DNAP dated September 28, 1995, concerning future stock issuances of DNAP stock to UAC if the DNAP share price failed to meet a certain level, shall be terminated. Also, in consideration for certain non-competition and indemnification commitments to be made by UAC's major stockholder, the Company will issue to him at the closing options to purchase 50,000 shares of the Company's common stock and, on the first anniversary of the Closing, options to purchase an additional 50,000 shares of the Company's common stock. The exercise price of each option will be the market price of the common stock on the date of issuance of that option. The transaction is expected to close during the second quarter of 1997.

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

     27.1  Financial Data Schedule

     ----------

     * Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-09975) and incorporated herein by reference.

     ** Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference.

(b)  Reports on Form 8-K

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

                                      DNAP HOLDING CORPORATION


Date:  May 15, 1997                 By:  /s/ ARTHUR H. FINNEL
                                          -------------------------------------
                                          Arthur H. Finnel,
                                          Treasurer and Chief Financial Officer

                                INDEX TO EXHIBITS

            3.1*  Certificate of Incorporation of the Company

            3.2** Certificate of Amendment to the Certificate of Incorporation
                  of the Company

            3.3*  Bylaws of the Company

            27.1  Financial Data Schedule

            ----------

            * Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-09975) and incorporated herein by reference.

            ** Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference.