Form 10-K/A
period 1996-12-31
DNAP HOLDING CORP
filed 1997-08-06
CIK 1020866

                           SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K/A
                                   AMENDMENT NO. 1

        /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

        / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No fee required)

               For the transition period from _________ to _________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  /X/   No  / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes  / /   No  /X/

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

     DNAP Holding Corporation (referred to herein as "DNAP Holding" or "the Company") has recently reviewed the application of accounting practices employed by its majority-owned subsidiary, Agricola Batiz, S.A. de C.V. ("ABSA"). In the case of ABSA's joint venture farming activities that carry over from one calendar year to the next, estimates of total crop production costs and crop yields are required to be made to determine expected average unit costs. Expected average unit costs are used to recognize cost of sales on a crop that has been partially harvested and sold as of the end of an accounting period. In July 1997, the Company determined that cost of sales for two joint ventures for the year ended December 31, 1995 were understated by $0.8 million because ABSA had failed to update estimates of cost of sales when actual results of operations became known prior to the issuance of the 1995 financial statements. The Company further determined that this warranted a restatement of its 1995 results of operations and corresponding changes to its 1996 financial statements, which are presented in this Form 10-K/A and more fully described in Note 2 to the Company's consolidated financial statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below for each of the years in the four year period ended December 31, 1996 are derived from the consolidated financial statements of DNAP Holding. The consolidated financial statements and related notes as of December 31, 1996 and 1995 and the three years in the period ended December 31, 1996 are included elsewhere in this Form 10-K/A, and the selected consolidated financial information set forth below should be read in conjunction with such financial statements and notes. The selected consolidated financial data of DNAP Holding include financial data for ABSA, International Produce Holding Company, Interfruver de Mexico, S.A. de C.V., DNA Plant Technology Corporation and Royal Van Namen as from their respective dates of acquisition.

                                      (THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                                     YEARS ENDED DECEMBER 31,
                                      -------------------------------------------------------
                                                       (RESTATED-
                                                         NOTE 2)
                                              1996        1995        1994         1993
                                           ---------   ----------   --------     -------
STATEMENT OF OPERATIONS DATA:
  Total revenues. . . . . . . . . . . . .  $ 192,985    $197,586    $ 64,112     $   164
  Gross profit. . . . . . . . . . . . . .     16,632      19,703      (1,648)     (3,638)
  Selling and administrative. . . . . . .    (16,195)    (14,608)     (9,509)       (915)
  Write-off of purchased research and
   development. . . . . . . . . . . . . .    (12,900)          -           -           -
  Research and development expenses . . .     (1,244)          -           -           -
  Amortization of goodwill, patents
   and trademarks . . . . . . . . . . . .     (1,008)       (538)       (404)       (404)
  Operating income (loss) . . . . . . . .    (14,715)      4,557     (11,561)     (4,957)
  Interest expense, net . . . . . . . . .     (3,482)     (5,031)     (1,254)        404
  Exchange gain (loss), net . . . . . . .        569      (4,748)     (1,473)         (7)
  Other non-operating income. . . . . . .      2,058           -           -           -
  Loss before income taxes. . . . . . . .    (15,570)     (5,222)    (14,288)     (4,560)
  (Provision) benefit for income taxes. .     (2,738)     (2,132)      1,842         513
  Minority interests. . . . . . . . . . .      1,274       3,510       5,673       1,770
  Net loss. . . . . . . . . . . . . . . .    (17,034)     (3,844)     (6,773)     (2,227)
  Net loss per common share (1) . . . . .     ($1.19)
  Weighted average number of common
   shares outstanding (1) . . . . . . . . 14,286,318


                                                         AT DECEMBER 31,
                                           ----------------------------------------
                                           (RESTATED-  (RESTATED-
                                             NOTE 2)     NOTE 2)
                                              1996        1995      1994     1993
                                           ----------  ----------  -------  -------
BALANCE SHEET DATA:
  Cash and cash equivalents . . . . . .     $ 10,735    $ 1,580    $ 2,540  $ 4,079
  Accounts and notes receivable, net. .       36,322     32,526     22,649    3,246
  Inventories . . . . . . . . . . . . .       20,139     14,730     10,450   10,758
  Total current assets. . . . . . . . .       68,354     48,978     35,761   18,661
  Total assets. . . . . . . . . . . . .      141,137     88,108     71,682   45,428
  Bank loans and current portion of
    long-term debt. . . . . . . . . . .       41,214     33,103     27,977    3,590
  Total current liabilities . . . . . .       80,939     54,725     40,992    7,371
  Long-term debt and  payables. . . . .        2,423     10,515      2,223    1,485
  Stockholders' equity. . . . . . . . .       48,690     14,725     17,839   22,083

------------------------------------------------------------------------------
(1) Comparative share and per share data for 1995, 1994, 1993 is not presented because the information is not meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the selected financial information of DNAP Holding and the financial statements and related notes of DNAP Holding included elsewhere in this Form 10-K/A.

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

     DNAP Holding is seeking to exercise greater control over its production and distribution operations to facilitate and strengthen its ability to commercialize new products that are developed with DNAP's technology. DNAP Holding's recently-announced agreement to acquire the minority interests in IPHC and ABSA is part of this strategy. The price for acquiring these interests has been renegotiated downward by the parties to $19.0 million. With respect to ABSA, due to a provision in Mexican law that restricts foreign ownership of companies that own agricultural land in Mexico, the parent company of DNAP Holding, Bionova, S.A. de C.V. ("Bionova Mexico"), will purchase a 20.5% interest and DNAP Holding will own the other 79.5%. Accordingly, Bionova Mexico will pay $4.3 million of the total purchase price and DNAP Holding will pay $14.7 million. DNAP Holding is seeking bank debt to finance its portion of the acquisition.

     DNAP Holding has recently reviewed the application of accounting practices employed by ABSA. In the case of ABSA's joint venture farming activities that carry over from one calendar year to the next, estimates of total crop production costs and crop yields are required to be made to determine expected average unit costs. Expected average unit costs are used to recognize cost of sales on a crop that has been partially harvested and sold as of the end of an accounting period. In July 1997, the Company determined that cost of sales for two joint ventures for the year ended December 31, 1995 were understated by $0.8 million because ABSA had failed to update estimates of cost of sales when actual results of operations became known prior to the issuance of the 1995 financial statements. The Company further determined that this warranted a restatement of its 1995 results of operations and corresponding changes to its 1996 financial statements, which are presented in this Form 10-K/A and more fully described in Note 2 to the Company's consolidated financial statements.

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

     Gross profit (sales less cost of sales) declined from $19.7 million in 1995 to $16.6 million in 1996. The negative effects of the lower average selling prices ($8.6 million) in the U.S. and Canada and the decline in service income ($5.6 million) in Mexico were offset to some extent by the incremental margin contribution by DNAP and Royal Van Namen ($1.3 million and $.7 million, respectively) and lower cost of sales ($9.1 million). Included in the change in cost of sales is a reduction in the expense recorded in 1996 versus 1995 associated with the provisions for uncollectible grower and customer receivables ($2.0 million and $5.0 million in 1996 and 1995, respectively).

     Selling and administrative expenses increased from $14.6 million in 1995 to $16.2 million in 1996. This increase was primarily associated with expenses incurred by DNAP and Royal Van Namen during the fourth quarter of 1996 after the Merger and acquisition, respectively, and their incorporation into DNAP Holding.

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

     Interest expense decreased by $2.9 million in 1996, or 34%, versus 1995. This decrease was due to a decline in the average interest rate that DNAP Holding paid on its short term debt during the year.

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

     Income tax expense increased from $2.1 million in 1995 to $2.7 million in 1996. This increase in expense was attributable to the recognition of a deferred tax liability for ABSA arising from Mexican tax law which requires expensing of inventory acquisition costs in the year of purchase. Because ABSA had no income in 1996 against which to apply these expenses, the deductions resulted in an increase in ABSA's net operating loss carryforward. Since realization of such net operating loss carryforwards in their entirety is not believed to be sufficiently assured, an increase in the valuation allowance against deferred income tax assets was recorded commensurate with the increase in deferred income tax assets.

     Other non-operating income in 1996 included a gain on the sale of property, plant and equipment of $.3 million and a subsidy of $1.7 million in connection with a special incentive program sponsored by various Mexican government and banking institutions for companies in the agriculture, fishing and forestry industries.

     During 1996 the share of losses allocable to minority interests was $1.3 million as compared with $3.5 million in 1995. The 1996 and 1995 allocations of losses are consistent with the minority positions held across the operating subsidiaries of the Company.

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

     Gross profit was negative in 1994. In 1995, gross profit was 10.0% of total revenues, reflecting the effects of higher average sales prices, sales volumes and harvest yields versus those in 1994.

     Selling and administrative expenses increased 53.7% to $14.6 million from $9.5 million, but decreased as a percentage of sales from 14.8% in 1994 to 7.4% in 1995 reflecting higher sales volumes in 1995.

     The non-cash charge for amortization of goodwill increased in 1995 due to the acquisition of IPHC in December 1994 and Interfruver in January 1995.

     Interest expense increased from $2.2 million in 1994 to $8.5 million in 1995 reflecting the higher average levels of borrowing outstanding during the year and the higher average cost of borrowing during 1995 (16.4%) as compared to 1994 (12.1%). The increased borrowings were required to fund the higher working capital requirements associated with the greatly expanding sales activities, and advances provided to growers. Interest income increased from $.9 million in 1994 to $3.5 million in 1995 reflecting the increased level of financing provided to growers and higher interest rates in Mexico during 1995. Exchange losses relate primarily to the significant effects of the devaluation of the Mexican peso on the net peso monetary position of ABSA, whose functional currency is the U.S. dollar.

     Income tax expense increased to $2.1 million in 1995 from a benefit of $1.8 million in 1994 due to income tax payable by IPHC's subsidiaries and the effects of the devaluation of the Mexican peso, which reduced the effect of future tax benefits from net operating loss carry-forwards in the Mexican subsidiaries.

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

     Capital expenditures during 1995 and 1994 were $4.2 million and $6.1 million, respectively, reflecting primarily the investment levels required to acquire and develop ABSA's owned and leased acreage in Mexico.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1995, the Company had a working capital deficit position of $5.7 million. The deficit position increased to $12.6 million at December 31, 1996. The primary reason for this increase is certain long-term debt which is scheduled to mature in May 1997 and was therefore reclassified to current liabilities. The Company is beginning the process of negotiating long-term financing arrangements. Cash provided by Bionova Mexico was predominantly used to make acquisitions and acquire property, plant and equipment.

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

     Cash provided by financing activities during 1996 was $17.8 million. The great majority of this cash was received in the form of a capital contribution by Bionova Mexico in connection with the Merger.

     The Company's Board of Directors has authorized management to pursue the acquisition of the 49.99% interest in ABSA and the 42.3% interest in IPHC currently held by the Batiz family. The original purchase price of $23.75 million has been adjusted downward to $19.0 million based on the results of the due diligence review, ABSA's performance, and other factors. As explained above, Bionova Mexico will purchase a minority interest in ABSA to comply with Mexican laws regarding foreign ownership of companies that own agricultural land in Mexico. Accordingly, the Company's portion of the purchase price is $14.7 million. The Company is currently seeking bank debt to obtain the necessary financing to complete this transaction and to continue the Company's aggressive development and growth of its farming, distribution, and research activities in the future.

DISCLOSURES REGARDING FORWARD LOOKING STATEMENTS

     This report on Form 10-K/A includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K/A, including without limitation statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "Notes to the Consolidated Financial Statements" located elsewhere herein regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during the remainder of 1997, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the
Company:

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

     POSSIBLE NEED FOR ADDITIONAL FINANCING. The projected cash flows from operations and existing capital resources of the Company, including existing credit lines, may not be sufficient to permit the Company to pursue proposed business strategies to acquire additional producers, distributors or marketers and related businesses. Therefore, the ability to pursue such acquisitions may be dependent upon the Company's ability to obtain additional capital, which could result in the incurrence of additional debt or potentially dilative issuances of additional equity securities. There can be no assurance that the Company will be successful in obtaining such capital and, as a result, may be restricted in its pursuit of its future growth and acquisition strategies.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Stockholders of
  DNAP Holding Corporation

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of results of operations, of changes in stockholders' equity and of cash flows, after the restatement described in
Note 2, present fairly, in all material respects, the financial position of DNAP Holding Corporation and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of DNAP Holding Corporation management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Diego, California
March 27, 1997,
except as to Note 2 which is as of August 4, 1997

                           DNAP HOLDING CORPORATION
                         (formerly Bionova U.S. Inc.)

                          CONSOLIDATED BALANCE SHEET
                          Thousands of U.S. Dollars

                                                         DECEMBER 31,
                                                    ----------------------
                                                    (RESTATED-  (RESTATED-
                                                     NOTE 2)      NOTE 2)
                                                      1996         1995
                                                    ---------   ---------
                   ASSETS
Current assets:
Cash and cash equivalents .....................     $ 10,735    $  1,580
Accounts receivable ...........................       30,941      25,444
Advances to growers ...........................        5,381       7,082
Inventories ...................................       20,139      14,730
Other current assets ..........................        1,158         142
                                                    --------    --------
  Total current assets ........................       68,354      48,978
                                                    --------    --------
Property, plant and equipment, net ............       34,573      25,772
Patents and trademarks, net ...................       14,492         --
Goodwill, net .................................       19,323       9,319
Deferred income taxes .........................        2,850       3,281
Other assets ..................................        1,545         758
                                                    --------    --------
  Total assets ................................     $141,137    $ 88,108
                                                    ========    ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans .........................     $ 32,110    $ 32,493
Current portion of long-term debt .............        9,104         610
Accounts payable and accrued expenses .........       30,773      17,038
Accounts payable to related parties ...........        5,548       2,735
Deferred income taxes .........................        3,404       1,849
                                                    --------    --------
  Total current liabilities ...................       80,939      54,725
Long-term debt ................................        2,423      10,222
Long-term debt to related parties .............         --           293
                                                    --------    --------
  Total liabilities ...........................       83,362      65,240
                                                    --------    --------
Minority interest .............................        9,085       8,143
                                                    --------    --------
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares
  authorized, no shares issued and
  outstanding .................................         --           --
Common stock, $.01 par value, 25,000,000
  shares authorized, 18,370,640 issued and
  outstanding .................................          184         --
Additional paid-in capital ....................       78,535         --
Capital contributed by Bionova (see note 1) ...         --        27,848
Accumulated deficit ...........................      (29,928)    (12,894)
Cumulative translation adjustment .............         (101)       (229)
                                                    --------    --------
                                                      48,690      14,725
                                                    --------    --------
  Total liabilities and stockholders' equity        $141,137    $ 88,108
                                                    ========    ========


  The accompanying notes are an integral part of these financial statements.

                         DNAP HOLDING CORPORATION
                       (formerly Bionova U.S. Inc.)

                    CONSOLIDATED RESULTS OF OPERATIONS
                        Thousands of U.S. Dollars
                       (except per share amounts)

                                                                  YEAR ENDED DECEMBER 31,
                                                           -------------------------------------
                                                                        (RESTATED-
                                                                          NOTE 2)
                                                             1996          1995           1994
                                                           ----------   ----------     ---------
Total revenues ..........................................  $ 192,985    $ 197,586      $  64,112
                                                           ---------    ---------      ---------

Cost of sales ...........................................   (176,353)    (177,883)       (65,760)
Selling and administrative expenses .....................    (16,195)     (14,608)        (9,509)
Write-off of purchased research and development .........    (12,900)        --             --
Research and development expenses .......................     (1,244)        --             --
Amortization of goodwill, patents and trademarks ........     (1,008)        (538)          (404)
                                                           ---------    ---------      ---------
                                                            (207,700)    (193,029)       (75,673)
                                                           ---------    ---------      ---------

Operating income (loss) .................................    (14,715)       4,557        (11,561)
                                                           ---------    ---------      ---------

Interest expense ........................................     (5,651)      (8,521)        (2,160)
Interest income .........................................      2,169        3,490            906
Exchange gain (loss), net ...............................        569       (4,748)        (1,473)
Other non-operating income ..............................      2,058         --             --
                                                           ---------    ---------      ---------

                                                                (855)      (9,779)        (2,727)
                                                           ---------    ---------      ---------

Income (loss) before income tax .........................    (15,570)      (5,222)       (14,288)

Income tax (expense) benefit ............................     (2,738)      (2,132)         1,842
                                                           ---------    ---------      ---------

Net income (loss) before minority interest ...............   (18,308)      (7,354)       (12,446)

Minority interest in net loss (income) of subsidiaries ...     1,274        3,510          5,673
                                                           ---------    ---------      ---------

Net loss ................................................. $ (17,034)   $  (3,844)     $  (6,773)
                                                           =========    =========      =========

Net loss per share ....................................... $   (1.19)
                                                           =========


  The accompanying notes are an integral part of these financial statements.

                                 DNAP HOLDING CORPORATION
                               (FORMERLY BIONOVA U.S. INC.)

                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 THOUSANDS OF U.S. DOLLARS
                           (RESTATED FOR 1995 AND 1996 - NOTE 2)

                                            COMMON                                   CUMULATIVE
                                            SHARES     COMMON  PAID-IN  CONTRIBUTED  TRANSLATION  ACCUMULATED
                                          OUTSTANDING   STOCK  CAPITAL    CAPITAL    ADJUSTMENT     DEFICIT     TOTAL
                                          -----------  ------- -------  -----------  -----------  -----------  -------
BALANCES AT DECEMBER 31, 1993                                            $ 24,360                   $(2,277)   $22,083
Investment by Bionova, S.A. de C.V......                                    2,552                                2,552
Net loss................................                                                             (6,773)    (6,773)
Translation adjustment..................                                                $ (23)                     (23)
                                                                         --------       -----      --------   --------
BALANCES AT DECEMBER 31, 1994                                              26,912         (23)       (9,050)    17,839
Investment by Bionova, S.A. de C.V......                                      936                                  936
Net loss................................                                                             (3,844)    (3,844)
Translation adjustment..................                                                 (206)                    (206)
                                                                         --------       -----      --------   --------
BALANCES AT DECEMBER 31, 1995                                              27,848        (229)      (12,894)    14,725
Issuance of shares for cash upon the
  formation of Bionova U.S., Inc. ......      25,000           $    25                                              25
Issuance of shares for cash and
  upon transfer of Bionova S.A.
  de C.V.'s interests in the
  Bionova subsidiaries..................     270,922    $  3    32,845    (27,848)                               5,000
Issuance of shares to Bionova, S.A.
  de C.V. prior to the merger...........      52,800       1     5,279                                           5,280
Shares issued to DNA Plant
  Technology stockholders upon
  consummation of the merger............   5,511,192      55    32,511                                          32,566
Shares issued to Bionova International,
  Inc. in connection with merger and
  capital contribution..................  12,510,726     125     7,875                                           8,000
Net loss................................                                                            (17,034)   (17,034)
Translation adjustment..................                                                  128                      128
                                          ----------    ----   -------   --------       -----      --------   --------
BALANCES AT DECEMBER 31, 1996...........  18,370,640    $184   $78,535       --         $(101)     $(29,928)  $ 48,690
                                          ==========    ====   =======   ========       =====      ========   ========

  The accompanying notes are an integral part of these financial statements.

                                       DNAP HOLDING CORPORATION
                                     (formerly Bionova U.S. Inc.)

                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                        Thousands of U.S. Dollars

                                                                       Year Ended December 31,
                                                                  --------------------------------
                                                                          (Restated-Note 2)
                                                                     1996        1995       1994
                                                                  ----------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  (17,034)  $ (3,844)  $ (6,773)
Items not affecting cash:
  Minority interest . . . . . . . . . . . . . . . . . . . . . . .     (1,274)    (3,510)    (5,673)
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .      2,244      2,805      2,858
  Amortization of goodwill, patents and trademarks. . . . . . . .      1,008        538        404
  Write-off of purchased research and development . . . . . . . .     12,900         --         --
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . .      1,986      2,132     (1,842)
  Gain from sale of property, plant and equipment . . . . . . . .       (325)        --         --
Net changes (exclusive of changes due to subsidiaries acquired):
  Accounts receivable and advances to growers . . . . . . . . . .      5,675     (9,876)   (11,999)
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,951)    (4,280)       723
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . . .        (35)      (733)      (109)
  Accounts payable and accrued expenses . . . . . . . . . . . . .      5,627      4,548      2,687
                                                                  ----------   --------   --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES . . . . . . .      5,821    (12,220)   (19,724)
                                                                  ----------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment. . . . . . . . . . .     (7,104)    (4,214)    (6,121)
  Advances to DNAP prior to merger, net of cash acquired. . . . .     (6,664)        --         --
  Acquisition of subsidiaries, net of cash acquired . . . . . . .     (1,221)    (2,026)      (943)
  Proceeds from sale of property, plant and equipment . . . . . .        535         --         --
                                                                  ----------   --------   --------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . .    (14,454)    (6,240)    (7,064)
                                                                  ----------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in short-term borrowings . . . . . . . . . . . . . .     (2,142)        --         --
  Proceeds from bank loans. . . . . . . . . . . . . . . . . . . .     34,556     13,122     21,932
  Repayments of long-term debt. . . . . . . . . . . . . . . . . .    (35,451)        --         --
  Amounts due to related parties. . . . . . . . . . . . . . . . .      2,520      2,506        392
  Investment by Bionova, S.A. de C.V. . . . . . . . . . . . . . .     18,305        936      2,552
  Investment by minority interests. . . . . . . . . . . . . . . .         --        936        372
                                                                  ----------   --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . .     17,788     17,500     25,248
                                                                  ----------   --------   --------
Net increase (decrease) in cash and cash equivalents. . . . . . .      9,155       (960)    (1,540)
Cash at beginning of period . . . . . . . . . . . . . . . . . . .      1,580      2,540      4,080
                                                                  ----------   --------   --------
Cash at end of period . . . . . . . . . . . . . . . . . . . . . . $   10,735   $  1,580   $  2,540
                                                                  ==========   ========   ========

SUPPLEMENTAL CASH FLOW DATA
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . $    4,438   $  4,578   $  1,874
Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . $    1,693   $    996        --
NONCASH INVESTING AND FINANCING ACTIVITIES
Contribution of Bionova, S.A. de C.V. investment in
  subsidiaries for common stock . . . . . . . . . . . . . . . . . $   27,848         --         --
Patents and trademarks resulting from merger with
  DNA Plant Technology Corporation. . . . . . . . . . . . . . . . $   14,800         --         --

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

                                  Shares          Fair market    Fair market
                                Outstanding          value          value
                             (000's of shares)     per share       ($000's)
                             -----------------    -----------    -----------
DNAP common stock. . . . . .      45,676           $ 0.531         $24,254
DNAP $2.25 Convertible
 Exchangeable Preferred
 Stock . . . . . . . . . . .       1,380             3.125           4,312
                                                                   -------
                                                                    28,566
Costs incurred by Bionova
 associated with the
 Merger. . . . . . . . . . .                                         4,000
                                                                   -------
                                                                   $32,566
                                                                   =======

The purchase price was allocated to the following items based on a valuation of the intangibles by an independent appraiser.

                                                    ($000's)
                                                    --------
Patents and trademarks . . . . . . . . . . . . . .   $14,800
Research and development . . . . . . . . . . . . .    12,900
Goodwill . . . . . . . . . . . . . . . . . . . . .    10,528
Net liabilities of DNAP at fair value. . . . . . .    (5,662)
                                                     -------
                                                     $32,566
                                                     =======

NOTE 2 - RESTATEMENT OF PRIOR YEAR FINANCIAL STATEMENTS

For joint venture farming activities of ABSA that carry over from one calendar year to the next, estimates of total crop production costs and crop yields are required to be made to determine expected average unit costs. Expected average unit costs are used to recognize cost of sales on a crop that has been partially harvested and sold as of the end of an accounting period. In July 1997, the Company determined that cost of sales for two joint ventures for the year ended December 31, 1995 were understated by $0.8 million because ABSA had failed to update estimates of cost of sales when actual results of operations became known prior to the issuance of the 1995 financial statements. The 1995 financial statements have been restated for the foregoing matter as well as certain other minor items as summarized below:

                                                  ($000's)
                                              December 31, 1995
                                     ----------------------------------
                                     As Originally Reported    Restated
                                     ----------------------    --------

Cost of sales                                 177,076           177,883
Selling and administrative expenses            14,397            14,608
Operating income                                5,575             4,557
Interest expense                                8,430             8,521
Net loss                                       (3,384)           (3,844)
Accumulated deficit                           (12,434)          (12,894)
Stockholders' equity                           15,185            14,725

In addition, at December 31, 1996, accumulated deficit and stockholders' equity as originally reported were $29.5 million and $49.2 million, respectively. Accumulated deficit and stockholders' equity at that date have been restated as a result of the adjustments discussed above to $29.9 million and $48.7 million, respectively.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                                       ($000's)
                                               Year ended December 31,
                                               -----------------------
                                                  1996         1995
                                                 -------     -------
Sales. . . . . . . . . . . . . . . . . . . . .   $30,455     $35,080
Commissions earned . . . . . . . . . . . . . .     3,253       3,189

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

NOTE 4 - ACQUISITIONS AND MERGERS

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

                                                         ($000'S)
                                                       DECEMBER 31,
                                                   --------------------
                                                    1995         1994
                                                   -------      -------
COMPANY ACQUIRED
ABSA . . . . . . . . . . . . . . . . . . . . . .   $25,296      $24,360
Tanimura . . . . . . . . . . . . . . . . . . . .       191          191
IPHC . . . . . . . . . . . . . . . . . . . . . .     2,200        2,200
Premier. . . . . . . . . . . . . . . . . . . . .       161          161
                                                   -------      -------
                                                   $27,848      $26,912
                                                   =======      =======

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

                                                ($000'S)
                                                PRO FORMA
                                               (UNAUDITED)
                                         YEAR ENDED DECEMBER 31
                                        ------------------------
                                           1996          1995
                                        ----------    ----------

Net sales. . . . . . . . . . . . . .      $257,895      $254,416
Net loss (1) . . . . . . . . . . . .       (11,045)      (18,224)
Loss per common share (in dollars) .         (0.60)        (0.99)
Pro forma weighted average common
  shares outstanding . . . . . . . .    18,370,640    18,370,640

(1) does not include the $12.9 million write-off of purchased research and development.

NOTE 5 - ACCOUNTS RECEIVABLE

Accounts receivable were comprised of the following:

                                                                ($000'S)
                                                               DECEMBER 31,
                                                            -----------------
                                                             1996      1995
                                                            -------   -------

Trade. . . . . . . . . . . . . . . . . . . . . . . . . . .  $27,192   $24,452
Recoverable value-added tax. . . . . . . . . . . . . . . .    1,338       980
Officers and employees . . . . . . . . . . . . . . . . . .      287        32
Sundry debtors . . . . . . . . . . . . . . . . . . . . . .    4,143        10
                                                            -------   -------
                                                             32,960    25,474
Allowance for doubtful accounts and returns. . . . . . . .   (2,019)      (30)
                                                            -------   -------
                                                            $30,941   $25,444
                                                            =======   =======

The Company sells its produce primarily to retailers and wholesalers in the United States, Mexico, Canada and Europe. No single customer accounted for more than 5% of the Company's sales, and there were no significant accounts receivable from a single customer at December 31, 1996 or 1995.

NOTE 6 - ADVANCES TO GROWERS

                                                                ($000'S)
                                                               DECEMBER 31,
                                                             ----------------
                                                              1996      1995
                                                             ------    ------

Advances to growers. . . . . . . . . . . . . . . . . . . .   $5,050    $5,440
Advances to related parties. . . . . . . . . . . . . . . .      331     1,642
                                                             ------    ------
                                                             $5,381    $7,082
                                                             ======    ======

The Company has agreements with certain produce growers in Mexico and in the United States, whereby a significant portion of growing costs are paid in advance by the Company. The growing costs are recorded as advances to growers and are recognized as a component of cost of produce sales when the produce is sold. The advances in Mexico ($4.172 million and $4.882 million at December 31, 1996 and 1995, respectively) in some cases are secured by promissory notes and/or the right to use the acreage of the grower if the advances are not repaid.

Advances to growers in the United States ($1.209 million and $2.200 million at December 31, 1996 and 1995, respectively) are generally not collateralized.

Advances earned interest at 12% per annum. Interest income from these advances amounted to $0.884 million, $0.811 million, and $0.279 million during the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 7 - INVENTORIES

Inventories were comprised of the following:

                                                                ($000'S)
                                                               DECEMBER 31,
                                                            -----------------
                                                             1996      1995
                                                            -------   -------

Finished produce . . . . . . . . . . . . . . . . . . . . .  $ 2,047   $ 3,357
Growing crops. . . . . . . . . . . . . . . . . . . . . . .   11,317     8,436
Advances to suppliers. . . . . . . . . . . . . . . . . . .    1,274       718
Spare parts and materials. . . . . . . . . . . . . . . . .    5,301     1,932
Merchandise in transit and other . . . . . . . . . . . . .      752       387
                                                            -------   -------
                                                             20,691    14,830
Allowance for slow moving inventory. . . . . . . . . . . .     (552)     (100)
                                                            -------   -------
                                                            $20,139   $14,730
                                                            =======   =======

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment was composed of the following:

                                                  ($000'S)
                                                 DECEMBER 31,
                                              ------------------   ESTIMATED
                                                1996      1995    USEFUL LIFE
                                              --------   -------  -----------

Land . . . . . . . . . . . . . . . . . . . .  $ 10,399   $ 8,490
Buildings. . . . . . . . . . . . . . . . . .     9,570     6,767    25 years
Machinery and equipment. . . . . . . . . . .    14,798     8,155    15 years
Office equipment . . . . . . . . . . . . . .     2,214     3,341     4 years
Transportation equipment . . . . . . . . . .     2,505     2,126    10 years
Vineyards and agricultural tools . . . . . .     2,268     2,672     3 years
Land improvements and other. . . . . . . . .     4,935       438    13 years
                                              --------   -------
                                                46,689    31,989
Accumulated depreciation and amortization. .   (12,116)   (6,217)
                                              --------   -------
                                              $ 34,573   $25,772
                                              ========   =======

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

NOTE 9 - BANK LOANS AND LONG-TERM DEBT

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

LONG-TERM LOANS

Consolidated obligations under long-term debt arrangements are denominated in U.S. dollars and were comprised of:

                                                                ($000'S)
                                                               DECEMBER 31,
                                                            -----------------
                                                             1996      1995
                                                            -------   -------
Outstanding revolving bank credit facility (bearing
interest at 8.25%; principal and interest are payable
in one installment in May 1997) . . . . . . . . . . . . .   $ 7,946   $ 8,508

Bank loan bearing interest at a rate equivalent to Libor
plus 1% at December 31, 1996, secured with first mortgage
on land and buildings in The Netherlands. . . . . . . . .     1,590

Capital lease obligations secured by the related
equipment acquired, bearing interest at variable annual
rates (12% at December 31, 1996 and 1995) . . . . . . . .     1,105     1,222

Mortgage notes payable to banks secured by the related
real estate, interest at prime (8.75% and 8.5% at
December 31, 1996 and 1995, respectively) plus 1.5%,
interest payable monthly and maturing on dates through
October, 2001 . . . . . . . . . . . . . . . . . . . . . .       614       687

Other . . . . . . . . . . . . . . . . . . . . . . . . . .       272       415
                                                            -------   -------
                                                             11,527    10,832
Less current portion. . . . . . . . . . . . . . . . . . .    (9,104)     (610)
                                                            -------   -------
Long-term debt. . . . . . . . . . . . . . . . . . . . . .   $ 2,423   $10,222
                                                            =======   =======

The maturities of the long-term debt at December 31, 1996 were as follows:

For the years ended December 31,         (000's)
--------------------------------         -------
1997..................................   $ 9,104
1998..................................       572
1999..................................       400
2000..................................       263
2001..................................       174
Thereafter............................     1,014
                                         -------
                                         $11,527
                                         =======

NOTE 10 - INCOME TAXES

The (charges) credits for income taxes are summarized as follows:


                                                   ($000's)
                                                   --------
                                           Year ended December 31,
                                         ----------------------------
                                          1996       1995       1994
                                         -------    -------    ------
CURRENT
  United States
    Federal...........................   $  (606)   $  (740)     --
    State.............................      (146)      (256)     --
                                         -------    -------    ------
                                            (752)      (996)     --
                                         -------    -------    ------
DEFERRED
  Mexico - Federal....................    (2,007)      (767)   $1,460
  United States
    Federal...........................        21       (323)      382
    State.............................      --          (46)     --
                                         -------    -------    ------
                                          (1,986)    (1,136)    1,842
                                         -------    -------    ------
INCOME TAX (EXPENSE) BENEFIT..........   $(2,738)   $(2,132)   $1,842
                                         =======    =======    ======

Income tax (expense) benefit differs from the amounts computed by applying the statutory federal income tax rate (34% in both Mexico and the United States) to pretax income as a result of the following:

                                                   ($000's)
                                                   --------
                                           Year ended December 31,
                                         -----------------------------
                                          1996       1995       1994
                                         -------    -------    -------
Tax benefit at statutory rate in the
  United States (34%).................   $ 5,189    $ 1,398    $ 4,857
Effect of lower tax rate of 17% for
  agricultural businesses in Mexico...      (316)      (934)    (1,915)
Write-off of purchased research and
  development.........................    (4,386)      --         --
Change in valuation allowance of
  deferred tax assets.................    (2,384)      --         --
Tax loss carryforwards for which tax
  benefit was lost due to the peso
  devaluation.........................      --       (1,235)      (890)
Inflationary component................      (548)    (1,064)      (188)
Depreciation on inflation-indexed
  value of property, plant and
  equipment...........................       328        252        197
State taxes...........................       (97)      (210)      --
Other permanent differences...........      (524)      (339)      (219)
                                         -------    -------    -------
                                         $(2,738)   $(2,132)   $ 1,842
                                         =======    =======    =======

Significant components of the Company's deferred tax liabilities and assets at December 31, 1996 and 1995 are shown below:

                                                      ($000's)
                                                      --------
                                                    December 31,
                                                  ------------------
                                                   1996       1995
                                                  --------   -------
DEFERRED TAX ASSETS
  Tax loss carryforwards.......................   $ 13,298   $ 2,403
  Non-deductible provisions....................        420       850
  Other........................................         67        49
                                                  --------   -------
Total deferred tax assets......................     13,785     3,302
Valuation allowance............................    (10,935)      (21)
                                                  --------   -------
Net deferred tax assets........................   $  2,850   $ 3,281
                                                  ========   =======
DEFERRED TAX LIABILITIES
  Inventories..................................     (3,376)   (1,818)
  Other........................................        (28)      (31)
                                                  --------   -------
Total deferred tax liabilities.................     (3,404)   (1,849)
                                                  --------   -------
Net deferred tax assets (liabilities)..........   $   (554)  $ 1,432
                                                  ========   =======

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

NOTE 11 - STOCK OPTIONS AND WARRANTS

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

A summary of the activity under all of the Company's stock option plans since the date of the merger is as follows:

                                                                 DECEMBER 31,
                                                                    1996
                                                                 ------------
Outstanding, at the effective date of the merger:                  134,959
  Granted                                                             --
  Exercised                                                           --
  Expired and canceled.......................................         (191)
                                                                   -------
Outstanding at the end of the year...........................      134,768
                                                                   -------
Available for grant at December 31...........................        1,228
                                                                   -------
Exercisable at December 31...................................       93,275
                                                                   -------
Option prices per share:
  Granted....................................................        none
  Exercised..................................................        none
  Expired or canceled........................................   $8.75 to $201.90
  Outstanding................................................  $13.75 to $128.75

The following table summarizes information about the outstanding stock options at December 31, 1996.


                                        Weighted
                                        average    Weighted             Weighted
                                       remaining   average     Number   average
                            Options   contractual  exercise  of vested  exercise
Range of exercise prices  outstanding    life       price     options    price
------------------------  ----------- -----------  --------  ---------  --------
$13.75...................      925     8.75 Yrs.    $ 13.75       370   $ 13.75
$20.31 - $29.94..........   33,698     8.13 Yrs.    $ 27.50     4,468   $ 20.98
$30.00 - $38.75..........   35,018     6.99 Yrs.    $ 35.09    27,936   $ 35.37
$41.25 - $50.00..........   37,277     4.28 Yrs.    $ 47.22    35,850   $ 47.21
$51.25 - $76.25..........   22,360     4.80 Yrs.    $ 54.36    19,161   $ 54.46
$100.00 - $128.75........    5,490     0.34 Yrs.    $118.59     5,490   $118.59
                           -------     ---------    -------    ------   -------
  Total..................  134,768     5.90 Yrs.    $ 43.00    93,275   $ 47.96
                           =======     =========    =======    ======   =======

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

NOTE 12 - BALANCES AND TRANSACTIONS WITH RELATED PARTIES

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

LICENSE AGREEMENTS

On January 26, 1996, DNAP and DNAP Holding entered into a non-exclusive license agreement under which DNAP Holding was granted a license to use the Transwitch patents with certain restrictions and exclusions. The non-exclusive license agreement provided for the payment of royalties by DNAP Holding to DNAP of $250,000 per calendar quarter, except that royalties for the quarter ended March 31, 1996 were $50,000 and royalties for the quarter ending June 30, 1996 were $125,000. During 1996, DNAP Holding accrued $675,000 in royalty fees relating to this arrangement.

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

NOTE 13 - OTHER

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

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

The aggregate future minimum lease obligations under capital and operating leases are as follows:

                                                     ($000's)
FOR THE YEAR ENDING                           ---------------------
DECEMBER 31,                                  CAPITAL     OPERATING
------------                                  -------     ---------
1997 . . . . . . . . . . . . . . . . . . .    $  680        $1,125
1998 . . . . . . . . . . . . . . . . . . .       284         1,138
1999 . . . . . . . . . . . . . . . . . . .       189           550
2000 . . . . . . . . . . . . . . . . . . .        44            29
2001 . . . . . . . . . . . . . . . . . . .        14            29
Thereafter . . . . . . . . . . . . . . . .         -            25
                                              ------        ------
Total future minimum lease payments. . . .     1,211         2,896
Amount representing interest . . . . . . .      (106)            -
                                              ------        ------
                                              $1,105        $2,896
                                              ======        ======


Rent expense incurred under the non-cancelable operating leases totaled $0.304 million, $0.623 million and $0.606 million during the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 15 - OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS

Information about the Company's operations by geographic area is summarized below:

                                                    ($000's)
                         --------------------------------------------------------------
                                                         ADJUSTMENTS AND
                          MEXICO       US       OTHER     ELIMINATIONS     CONSOLIDATED
                         --------   --------   -------   ---------------   ------------
1996
Sales to unaffiliated
  customers              $ 56,868   $117,504   $18,613                       $192,985
Transfers                  65,877     13,083     1,346      $(80,306)               -
                         --------   --------   -------      --------         --------
Total revenue             122,745    130,587    19,959       (80,306)         192,985
                         ========   ========   =======      ========         ========

Operating income (loss)       318    (12,535)   (1,050)       (1,148)         (14,715)
                         ========   ========   =======      ========         ========
Identifiable assets        63,185     79,985    13,883       (15,916)         141,137
                         ========   ========   =======      ========         ========

1995
Sales to unaffiliated
  customers                54,735    125,974    16,877                        197,586
Transfers                  57,972     12,630         -       (70,602)               -
                         --------   --------   -------      --------         --------
Total revenue             112,707    138,604    16,877       (70,602)         197,586
                         ========   ========   =======      ========         ========

Operating income (loss)     1,248      3,966      (330)         (327)           4,557
                         ========   ========   =======      ========         ========
Identifiable assets        69,090     24,052     1,950        (6,984)          88,108
                         ========   ========   =======      ========         ========

1994
Sales to unaffiliated
  customers                38,851     25,261         -             -           64,112
                         ========   ========   =======      ========         ========

Operating income (loss)   (11,101)      (842)        -           382          (11,561)
                         ========   ========   =======      ========         ========
Identifiable assets      $ 57,711   $ 14,949     $ 705      $ (1,683)        $ 71,682
                         ========   ========   =======      ========         ========

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DNAP HOLDING CORPORATION


Date: August 5, 1997                   By:    /s/  ARTHUR H. FINNEL
                                          -------------------------------
                                          Arthur H. Finnel,
                                          Treasurer and Chief Financial Officer

                             INDEX TO EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

 27.1       Financial Data Schedule