Form 10-Q
period 1997-06-30
DNAP HOLDING CORP
filed 1997-08-14
CIK 1020866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to _______________________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

      As of August 12, 1997, 18,370,640 shares of common stock, par value $0.01 per share, of DNAP Holding Corporation were outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            DNAP HOLDING CORPORATION

                           CONSOLIDATED BALANCE SHEET
                            Thousands of U.S. Dollars

                                                               June 30,     December 31,
                                                                 1997          1996
                                                             -----------    -----------
                                                             (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                     $   5,812     $  10,735
Accounts receivable                                              30,054        30,941
Advances to growers                                               8,375         5,381
Inventories                                                      11,630        20,139
Other current assets                                              1,048         1,158
                                                              ---------     ---------
     Total current assets                                        56,919        68,354
                                                              ---------     ---------
Property, plant and equipment, net                               35,544        34,573
Patents and trademarks, net                                      13,894        14,492
Goodwill, net                                                    18,669        19,323
Deferred income taxes                                             2,851         2,850
Other assets                                                      2,413         1,545
                                                              ---------     ---------
     Total assets                                             $ 130,290     $ 141,137
                                                              =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans                                         $  40,964     $  32,110
Current portion of long-term debt                                   475         9,104
Accounts payable and accrued expenses                            30,041        30,773
Accounts due to related parties                                   4,581         5,548
Deferred income taxes                                             3,404         3,404
                                                              ---------     ---------
     Total current liabilities                                   79,465        80,939
Long-term debt                                                    2,440         2,423
                                                              ---------     ---------
     Total liabilities                                           81,905        83,362
                                                              ---------     ---------
Minority interest                                                 7,072         9,085
                                                              ---------     ---------
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized,
   no shares issued and outstanding                                  --            --
Common stock, $.01 par value, 25,000,000 shares authorized,
  18,370,640 shares issued and outstanding                          184           184
Additional paid-in capital                                       78,535        78,535
Accumulated deficit                                             (37,271)      (29,928)
Cumulative translation adjustment                                  (135)         (101)
                                                              ---------     ---------
Total stockholders' equity                                       41,313        48,690
                                                              ---------     ---------
     Total liabilities and stockholders' equity               $ 130,290     $ 141,137
                                                              =========     =========

   The accompanying notes are an integral part of these financial statements.

                            DNAP HOLDING CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                            Thousands of U.S. Dollars
                           (except per share amounts)

                                          Three Months Ended June 30,   Six Months Ended June 30,
                                          ---------------------------   -------------------------
                                              1997          1996           1997          1996
                                            --------     ---------       ---------     ---------

Total revenues                              $ 70,073     $  52,942       $ 147,196     $ 104,301
                                            --------     ---------       ---------     ---------

Cost of sales                                (71,199)      (47,419)       (139,563)      (91,885)
Selling and administrative expenses           (7,011)       (4,714)        (11,989)       (7,773)
Research and development expenses             (1,195)           --          (2,361)           --
Amortization of goodwill, patents and
  trademarks                                    (357)         (134)         (1,252)         (269)
                                            --------     ---------       ---------     ---------
                                             (79,762)      (52,267)       (155,165)      (99,927)
                                            --------     ---------       ---------     ---------

Operating income (loss)                       (9,689)          675          (7,969)        4,374
                                            --------     ---------       ---------     ---------

Interest expense                              (1,565)       (1,288)         (2,673)       (2,946)
Interest income                                  311           440             526           950
Exchange gain (loss), net                        411         1,858             532           590
Other non-operating income                        14            --             824            --
                                            --------     ---------       ---------     ---------
                                                (829)        1,010            (791)       (1,406)
                                            --------     ---------       ---------     ---------

Income (loss) before income tax              (10,518)        1,685          (8,760)        2,968

Income tax benefit (expense)                     413          (216)           (596)       (1,309)
                                            --------     ---------       ---------     ---------

Net income (loss) before minority interest   (10,105)        1,469          (9,356)        1,659

Minority interest in net loss (income) of
subsidiaries                                   3,858        (1,143)          2,013        (1,297)
                                            --------     ---------       ---------     ---------

Net income (loss)                           $ (6,247)    $     326       $  (7,343)    $     362
                                            ========     =========       =========     =========

Net income (loss) per share                 $   (0.34)                   $   (0.40)
                                            =========                    =========

  The accompanying notes are an integral part of these financial statements.

                            DNAP HOLDING CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                            Thousands of U.S. Dollars

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                         1997        1996
                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     $ (7,343)    $    362
Items not affecting cash:
  Minority interest                                     (2,013)       1,297
  Depreciation                                           1,697        1,209
  Amortization of goodwill, patents and trademarks       1,252          269
  Deferred income taxes                                     --           80
  Gain from sale of property, plant and equipment         (321)          --
Net changes (exclusive of subsidiaries acquired) in:
  Accounts receivable and advances to growers, net      (2,107)        (784)
  Inventories                                            8,509        4,747
  Accounts payable and accrued expenses                   (732)       2,505
  Other assets                                            (758)         411
                                                      --------     --------
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                              (1,816)      10,096
                                                      --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment              (3,302)      (3,185)
Proceeds from sales of property, plant and equipment       920           --
Notes receivable from DNAP                                  --       (5,000)
                                                      --------     --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     (2,382)      (8,185)
                                                      --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net changes in short-term borrowings                       225       (7,695)
Repayments of long-term debt                                17           --
Accounts due to related parties                           (967)         609
Investment by Bionova, S.A. de C.V                          --        5,025
                                                      --------     --------

NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                                (725)      (2,061)
                                                      --------     --------
Net increase (decrease) in cash and cash equivalents    (4,923)        (150)
Cash at beginning of year                               10,735        1,580
                                                      --------     --------
Cash at end of period                                 $  5,812     $  1,430
                                                      ========     ========

   The accompanying notes are an integral part of these financial statements.

                            DNAP HOLDING CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

Note 1  -  Basis of presentation

DNAP Holding Corporation (together with its subsidiaries, the "Company"), a subsidiary of Bionova, S.A. de C.V., a Mexican corporation ("Bionova Mexico"), was formed on January 12, 1996 and originally named Bionova U.S. Inc. to be the holding company of a consolidated group, which includes certain former subsidiaries of Bionova Mexico (the "Bionova Subsidiaries") and, after consummation of a merger effective September 26, 1996, DNA Plant Technology Corporation, a Delaware corporation ("DNAP"), and its subsidiaries. The Bionova Subsidiaries consist of majority interests in Agricola Batiz, S.A. de C.V., a Mexican corporation ("ABSA"), International Produce Holding Company, a Delaware corporation ("IPHC"), and their respective subsidiaries.

Note 2  -  Net loss per common share

The weighted average number of common shares outstanding during the second quarter of 1997 was 18,370,640.

Note 3  -  Inventories

Inventories consist of the following:

                                              June 30,    December 31,
                                               1997           1996
                                             ---------     ---------
                                             Thousands     Thousands

     Finished produce                         $ 2,158        $2,047
     Growing crops                              2,135        11,317
     Advances to suppliers                        880         1,274
     Spare parts and materials                  5,279         5,301
     Merchandise in transit and other           1,542           752
                                              -------       -------
                                               11,994        20,691
     Allowance for slow moving inventories       (364)         (552)
                                              -------       -------
                                              $11,630       $20,139
                                              =======       =======

Note 4  -  Potential Acquisitions and Financing

The Company is continuing to work toward the completion of the acquisition of all of the intellectual property assets of United Agricorp, Inc. ("UAC"). UAC's intellectual property assets include all of UAC's rights to and under technology, issued patents, trademarks, trade secrets, know-how and all similar rights. DNAP has been performing work under a research agreement with UAC since 1995 in the area of genetic modifications of strawberries to improve various traits. This transaction is now expected to close during the third quarter of 1997.

On August 12, 1997, the Company entered into definitive agreements to acquire the minority interests held by the Batiz family in ABSA and IPHC. In negotiations prior to execution of the agreements, the price for acquiring these interests was renegotiated and the transaction was restructured. The new price is $19.0 million, down from the initial price of $23.75 million. Due to a provision in Mexican law that restricts foreign ownership of companies that own agricultural land in Mexico, Bionova Mexico will purchase a 20.5% interest in ABSA and the Company will own the other 79.5% of ABSA. Accordingly, Bionova Mexico will pay $4.3 million of the total purchase price and the Company will pay $14.7 million. This transaction is expected to close during the fourth quarter of 1997. The Company is seeking bank debt to finance its portion of the purchase price.

Note 5 - Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company

      DNAP Holding Corporation (together with its consolidated subsidiaries, unless the context requires otherwise, "DNAP Holding" or the "Company") was formed in January 1996 and acts as a holding company for (i) Agricola Batiz, S.A. de C.V., a corporation organized under the laws of the United Mexican States, of which the Company owns 50.004% ("ABSA"), (ii) International Produce Holding Company, a Delaware corporation, of which the Company owns 57.7% ("IPHC"), and (iii) DNA Plant Technology Corporation, a Delaware corporation ("DNAP"). The Company acquired its majority interests in ABSA and IPHC on July 1, 1996, by means of a capital contribution from Bionova, S.A. de C.V. ("Bionova Mexico"). DNAP became a wholly-owned subsidiary of the Company on September 26, 1996, as a result of the merger (the "Merger") of Bionova Acquisition, Inc., a Delaware corporation that was a wholly-owned subsidiary of the Company, with and into DNAP. As described below under "Liquidity and Capital Resources," on August 12, 1997, the Company entered into definitive agreements to acquire the minority interests in ABSA and IPHC. Approximately 70% of the outstanding common stock of the Company is owned by Bionova International, Inc., an indirect wholly-owned subsidiary of Empresas La Moderna, S.A. de C.V. ("ELM").

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

Results of Operations

Three Months ended June 30, 1997 Compared to Three Months ended June 30, 1996

      Revenues increased from $52.9 million in the second quarter of 1996 to $70.1 million in the same quarter of 1997. Contributing most significantly to this change was the inclusion of $30.1 million in revenues generated by Royal Van Namen ("RVN") and by DNAP and its fresh produce subsidiary, FreshWorld Farms ("FWF"), all of which joined the Company in the fourth quarter of 1996. This increase was partially offset by a $12.9 million decline in revenues in the Company's North American distribution businesses, exclusive of FWF, due to lower average selling prices and product shortages caused by lower than expected production from ABSA's operations.

      Gross profit (sales less cost of sales) decreased from $5.5 million in the second quarter of 1996 to a negative gross profit of $1.1 million for the same period of 1997. This decrease resulted primarily from late plantings and adverse weather conditions that severely affected crop yields at ABSA's Baja California and Culiacan operations and lower margins emanating from ABSA's joint venture farming activities, which negatively affected both ABSA's sales and unit cost of sales. Gross profit was further affected by a $2.7 million write down of certain inventories, receivables, and fixed assets during the second quarter of 1997.

      Selling and administrative expenses increased from $4.7 million in the second quarter of 1996 to $7.0 million in the same quarter of 1997. This increase was primarily associated with expenses incurred by DNAP, FWF, RVN and DNAP Holding during the second quarter of 1997.

      Research and development expenses appeared in the Company's results of operations for the first time in the fourth quarter of 1996 after the merger with DNAP. This $1.2 million expense reflects DNAP's research and product development overhead costs recorded in the second quarter of 1997.

      The non-cash charge for amortization of goodwill, patents and trademarks increased by $0.2 million in 1997 as a result of additional goodwill and patents related to the DNAP merger and the RVN acquisition.

      Interest expense increased by $0.3 million in the second quarter of 1997 as compared with the same quarter in 1996 due to a higher average level of debt outstanding during the second quarter of 1997.

      Interest income decreased by $0.1 million in the second quarter of 1997 as compared with the same quarter of 1996 due to a lower rate of interest generated by ABSA on its short-term investments and a lower level of advances to growers.

      The Company recorded an income tax benefit of $0.4 million in the second quarter of 1997 as compared with an expense of $0.2 million in the same quarter of 1996. This benefit was derived primarily from the losses at ABSA during the second quarter of 1997.

      During the second quarter of 1997, the share of losses allocable to minority interests was $3.9 million as compared with a profit of $1.1 million in 1996. These allocations of losses and profits for the second quarters of 1997 and 1996, respectively, were consistent with the minority positions held across the operating subsidiaries of the Company.

Six Months ended June 30, 1997 Compared to the Six Months ended June 30, 1996

      Revenues for the six months ended June 30, 1997 increased by 41%, or $42.9 million, as compared with the same period in 1996. The inclusion of $52.2 million in revenues generated by RVN, DNAP and FWF, which were not part of the Company in the first half of 1996, more than offset a $9.3 million decline in the revenues of the Company's North American distribution businesses, exclusive of FWF. Revenues of the North American distribution businesses were down during the first half of 1997 due to the second quarter production problems that ABSA experienced.

      Gross profit (sales less cost of sales) declined from $12.4 million during the first six months of 1996 to $7.6 million during the same period in 1997. The Company's newer subsidiaries, DNAP, FWF and RVN, contributed $5.2 million to gross profit; however, the North American distribution business' gross profit declined by $4.2 million due primarily to ABSA's production shortfalls. ABSA's gross margin declined by $5.8 million due to its poor second quarter operating results and the write down of inventories, receivables and fixed assets.

      Selling and administrative expenses increased from $7.7 million in the first six months of 1996 to $12.0 million for the same period of 1997. This increase was primarily associated with expenses incurred by DNAP, FWF, RVN and DNAP Holding during the first six months of 1997.

      Research and development expenses appeared in the Company's results of operations for the first time in the fourth quarter of 1996 after the merger with DNAP. This $2.4 million expense reflects DNAP's research and product development overhead costs recorded for the first six months of 1997.

      The non-cash charge for amortization of goodwill, patents and trademarks increased by $1.1 million in 1997 as a result of additional goodwill and patents related to the DNAP merger and the RVN acquisition.

      Interest expense decreased by $0.3 million for the first six months of 1997 as compared with the same period of 1996 due to a lower rate of interest, offset to some extent by a higher average level of debt outstanding during the second quarter of 1997.

      Interest income decreased by $0.4 million for the first six months of 1997 as compared with the same period of 1996 due to a lower interest rate generated by ABSA on its short-term investments and a lower level of advances to growers.

      Other non-operating income for the first six months of 1997 included a gain on the sale of property, plant and equipment of $0.3 million and a subsidy of $0.4 million received in connection with a special incentive program sponsored by various Mexican government and banking institutions for companies in the agriculture, fishing and forestry industries.

      Income tax expense declined from $1.3 million during the first six months of 1996 to $0.6 million during the same period of 1997 due primarily to the losses recorded at ABSA in 1997.

      For the first six months of 1997, the share of losses allocable to minority interests was $2.0 million as compared with a minority interest profit of $1.3 million in the first half 1996. These allocations of losses and profits for the first six months of 1997 and 1996, respectively, were consistent with the minority positions held across the operating subsidiaries of the Company.

Capital Expenditures

      During the six months ended June 30, 1997, the Company made capital investments of $3.3 million in property, plant and equipment. The majority of the funds were spent to complete investment projects that ABSA initiated in 1996 in temperature-controlled storage space and equipment to reduce spoilage and enhance the quality of its products.

Liquidity and Capital Resources

      For the six months ended June 30, 1997, the Company used $1.8 million in cash from operations. This use of cash resulted from the loss from operations and advances to growers, offset in part by a decline in inventories. The decline in inventories is consistent with the end of ABSA's growing season and the write down of certain inventories in the second quarter. Advances to growers increased by $3.0 million in the first half of 1997 and reflects an investment of $6.1 million for the 1997-1998 growing season, partially offset by the liquidation of various grower accounts consistent with the end of the 1996-1997 growing season.

      Cash used in financing activities during the first six months of 1997 was $0.7 million due to the payment of $1.0 million of an outstanding account payable to a related party.

      The Company is continuing to work towards the completion of the acquisition of all of the intellectual property assets of United Agricorp, Inc. ("UAC"). A cash payment of $1.6 million is required to close this transaction, which is now expected to be completed during the third quarter of 1997.

      On August 12, 1997, the Company entered into definitive agreements to acquire the minority interests held by the Batiz family in ABSA and IPHC. In negotiations prior to execution of the agreements, the price for acquiring these interests was renegotiated and the transaction was restructured. The new price is $19.0 million, down from the initial price of $23.75 million. Due to a provision in Mexican law that restricts foreign ownership of companies that own agricultural land in Mexico, Bionova Mexico will purchase a 20.5% interest in ABSA and DNAP Holding will own the other 79.5% of ABSA. Accordingly, DNAP Holding's share of the total purchase price will be $14.7 million, which will be offset by approximately $1.9 million of adjustments to be made at the closing. Of the net purchase price, $5 million has been paid, $.5 million will be paid at the closing, and the remainder will be paid over the following three years. The Company has borrowed $4.0 million from ELM to assist in financing this transaction. The transaction is expected to close during the fourth quarter of 1997.

      The Company borrowed $4.5 million from banks in July 1997, and will require up to an additional $11 million in cash over the next six months, due to the losses ABSA experienced in the second quarter and for working capital to finance the start up of ABSA's new growing season and other Company operations. The Company is seeking to arrange bank debt to finance the acquisitions and the balance of its needs.

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

      RISKS ASSOCIATED WITH OWNERSHIP OF RURAL LAND IN MEXICO. ABSA owns a substantial amount of rural land in Mexico. Historically, the ownership of rural land in Mexico has been subject to legal limitations and claims by residents of rural communities, which in some cases could lead to the owner being forced to surrender such land. Though ABSA is in compliance with all applicable legal limitations, ABSA has been, and continues to be, involved in such proceedings as part of its ordinary course of business. ABSA has not lost any land as a result of such proceedings.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not Applicable

                           PART II - OTHER INFORMATION

Item 5. Other Information

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

      -----------------

      * Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-09975) and incorporated herein by reference.

      ** Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference.

(b)   Reports on Form 8-K

      None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DNAP HOLDING CORPORATION


Date:  August 14, 1997              By:   /s/ ARTHUR H. FINNEL
                                          -------------------------------------
                                          Arthur H. Finnel,
                                          Treasurer and Chief Financial Officer

                                INDEX TO EXHIBITS

      3.1*  Certificate of Incorporation of the Company

      3.2** Certificate of Amendment to the Certificate of Incorporation of the Company

      3.3*  Bylaws of the Company

      27.1  Financial Data Schedule

      -----------------

      * Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-09975) and incorporated herein by reference.

      ** Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference.