Form 10-Q
period 1997-09-30
DNAP HOLDING CORP
filed 1997-11-14
CIK 1020866

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                      Form 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
                  For the quarterly period ended September 30, 1997

                                          or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
   For the transition period from _____________________ to _____________________

                           Commission File Number:  0-12177


                               DNAP HOLDING CORPORATION
                (Exact name of registrant as specified in its charter)

-------------------------------------------------------------------------------
                 Delaware                             75-2632242
      (State or other jurisdiction                 (I.R.S. Employer
          of incorporation or                     Identification No.)
             organization)
-------------------------------------------------------------------------------
         6701 San Pablo Avenue
          Oakland, California                            94608
 (Address of principal executive offices)              (Zip Code)
-------------------------------------------------------------------------------

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

     As of November 12, 1997, 18,370,640 shares of common stock, par value $0.01 per share, of DNAP Holding Corporation were outstanding.

                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               DNAP HOLDING CORPORATION

                              CONSOLIDATED BALANCE SHEET
                              Thousands of U.S. Dollars

                                                  September 30,    December 31,
                                                       1997            1996
                                                  -------------    ------------
                                                   (unaudited)
ASSETS
Current assets:
Cash and cash equivalents                             $  5,349       $ 10,735
Accounts receivable                                     16,729         30,941
Notes receivable from related parties                    2,719            ---
Advances to growers                                      6,684          5,381
Inventories                                             15,482         20,139
Other current assets                                       943          1,158
                                                      --------       --------
     Total current assets                               47,906         68,354
                                                      --------       --------
Property, plant and equipment, net                      35,002         34,573
Patents and trademarks, net                             13,566         14,492
Goodwill, net                                           18,613         19,323
Deferred income taxes                                    2,851          2,850
Advances to related parties towards
 purchase of shares                                      5,000            ---
Other assets                                             1,634          1,545
                                                      --------       --------
     Total assets                                    $ 124,572      $ 141,137
                                                      --------       --------
                                                      --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans                                 $ 44,953       $ 32,110
Current portion of long-term debt                          440          9,104
Accounts payable and accrued expenses                   19,657         30,773
Accounts due to related parties                         12,493          5,548
Deferred income taxes                                    3,404          3,404
                                                      --------       --------
     Total current liabilities                          80,947         80,939
Long-term debt                                           2,489          2,423
                                                      --------       --------
     Total liabilities                                  83,436         83,362
                                                      --------       --------
Minority interest                                        6,024          9,085
                                                      --------       --------
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares
authorized,
   no shares issued and outstanding                         --             --
Common stock, $.01 par value, 25,000,000 shares
authorized,
   18,370,640 shares issued and outstanding                184            184
Additional paid-in capital                              78,720         78,535
Accumulated deficit                                    (43,665)      ( 29,928)
Cumulative translation adjustment                         (127)         ( 101)
                                                      --------       --------
Total stockholders' equity                              35,112         48,690
                                                      --------       --------
     Total liabilities and stockholders' equity       $124,572      $ 141,137
                                                      --------       --------
                                                      --------       --------

      The accompanying notes are an integral part of these financial statements.

                               DNAP HOLDING CORPORATION

                    UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                              Thousands of U.S. Dollars
                              (except per share amounts)

                                        Three Months Ended   Nine Months Ended
                                          September 30,        September 30,
                                       -------------------  -------------------
                                         1997       1996      1997       1996
                                       --------   --------  --------   --------

Total revenues                         $ 57,091   $ 31,944  $204,288   $136,245
                                       --------   --------  --------   --------
Cost of sales                           (52,138)   (31,478) (191,701)  (123,780)
Selling and administrative expenses      (5,991)    (2,636)  (17,980)    (9,989)
Research and development expenses        (1,336)        --    (3,697)       --
Purchased research and development       (2,813)   (12,900)   (2,813)   (12,900)
Amortization of goodwill, patents and
trademarks                                 (598)      (136)   (1,850)      (405)
                                       --------   --------  --------   --------
                                        (62,876)   (47,150) (218,041)  (147,074)
                                       --------   --------  --------   --------
Operating income (loss)                  (5,785)   (15,206)  (13,753)   (10,829)
                                       --------   --------  --------   --------
Interest expense                         (1,177)    (1,240)   (3,850)    (4,186)
Interest income                             243        150       769      1,100
Exchange gain (loss), net                  (159)      (898)      373       (308)
Other non-operating income (expense)       (177)       136       647        136
                                       --------   --------  --------   --------
                                         (1,270)    (1,852)   (2,061)    (3,258)
                                       --------   --------  --------   --------
Income (loss) before income tax          (7,055)   (17,058)  (15,814)   (14,087)
Income tax benefit (expense)               (387)       284      (984)    (1,026)
                                       --------   --------  --------   --------
Net income (loss) before minority
interest                                 (7,442)   (16,774)  (16,798)   (15,113)
Minority interest in net loss
(income) of subsidiaries                  1,048      1,538     3,061        241
                                       --------   --------  --------   --------
Net income (loss)                       $(6,394)  $(15,236) $(13,737)  $(14,872)
                                       --------   --------  --------   --------
                                       --------   --------  --------   --------
Net income (loss) per share             $ (0.35)             $ (0.75)
                                       --------              --------
                                       --------              --------

      The accompanying notes are an integral part of these financial statements.

                               DNAP HOLDING CORPORATION

                    UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                              Thousands of U.S. Dollars

                                                          Nine Months Ended
                                                            September 30,
                                                        ---------------------
                                                         1997          1996
                                                       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      $ (13,737)    $ (14,872)
Items not affecting cash:
     Minority interest                                    (3,061)         (241)
     Depreciation                                          2,496         1,248
     Amortization of goodwill, patents and
      trademarks                                           1,850           405
     Purchased research and development                    2,813       (12,900)
     Deferred income taxes                                    --           577
     Loss (gain) from sale of property, plant and
      equipment                                             (321)           --
Net changes (exclusive of subsidiaries acquired) in:
     Accounts receivable and advances to growers, net     12,909         7,633
     Notes receivable from related parties                (2,719)           --
     Inventories                                           4,657         1,761
     Accounts payable and accrued expenses               (11,116)       (2,534)
     Other assets                                            (70)        1,477)
                                                        --------      --------
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                                (6,159)        8,354
                                                        --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property                      (2,813)           --
Acquisition of subsidiaries, net of cash acquired             --        (6,664)
Advances to related parties towards purchase of shares     5,000            --
Purchases of property, plant and equipment                (3,252)       (3,721)
Proceeds from sales of property, plant and equipment         648            --
                                                        --------      --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (10,417)      (10,385)
                                                        --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net changes in short-term borrowings                       4,179        (3,857)
Net changes in long-term debt                                 66            --
Accounts due to related parties                            6,945           493
Investment by Bionova, S.A. de C.V.                           --        18,305
                                                        --------      --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       11,190        14,941
                                                        --------      --------

Net increase (decrease) in cash and cash equivalents      (5,386)       12,910
Cash at beginning of year                                 10,735         1,580
                                                        --------      --------
Cash at end of period                                    $ 5,349      $ 14,490
                                                        --------      --------
                                                        --------      --------

   The accompanying notes are an integral part of these financial statements.

                           DNAP HOLDING CORPORATION

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  September 30, 1997

NOTE 1  -  BASIS OF PRESENTATION

     DNAP Holding Corporation (together with its subsidiaries, "DNAP Holding" or the "Company"), a subsidiary of Bionova, S.A. de C.V., a Mexican corporation ("Bionova Mexico"), was formed on January 12, 1996 and originally named Bionova U.S. Inc., to be the holding company of a consolidated group, which includes certain former subsidiaries of Bionova Mexico (the "Bionova Subsidiaries") and, after consummation of a merger effective September 26, 1996, DNA Plant Technology Corporation, a Delaware corporation ("DNAP"), and its subsidiaries. The Bionova Subsidiaries consist of majority interests in Agricola Batiz, S.A. de C.V., a Mexican corporation ("ABSA"), International Produce Holding Company, a Delaware corporation ("IPHC"), and their subsidiaries.

NOTE 2  -  NET LOSS PER COMMON SHARE

     The weighted average number of common shares outstanding during the third quarter of 1997 was 18,370,640.

NOTE 3  -  INVENTORIES

     Inventories consist of the following:

                                                   September 30,  December 31,
                                                       1997           1996
                                                   -------------  ------------
                                                     Thousands      Thousands

       Finished produce                                $ 1,883        $ 2,047
       Growing crops                                     7,341         11,317
       Advances to suppliers                               725          1,274
       Spare parts and materials                         4,564          5,301
       Merchandise in transit and other                    992            752
                                                   -------------  ------------
                                                        15,505         20,691
       Allowance for slow moving inventories               (23)          (552)
                                                   -------------  ------------
                                                      $ 15,482       $ 20,139
                                                   -------------  ------------
                                                   -------------  ------------

NOTE 4  -  ACQUISITIONS AND FINANCING

     In August 1997, the Company, through its recently formed, wholly owned subsidiary, VPP Corporation ("VPP"), completed its transaction with United Agricorp, Inc., a Delaware corporation ("UAC"), and thereby acquired all of UAC's existing intellectual property assets, including all of UAC's rights to and under technology, issued patents, trademarks, trade secrets, know-how and all similar rights. DNAP had been performing work under a research agreement with UAC since 1995 in the area of genetic modifications of strawberries to improve various traits. The purchase price for UAC's technology assets was $2.8 million. In connection with the transaction, in consideration for certain non-competition and indemnification commitments made by UAC's major stockholder, the Company issued to him at the closing options to purchase
100,000 shares of the Company's common stock.   The exercise price of these
options was the market price of the common stock on August 27, 1997.

     In the third quarter the Company wrote off $2.8 million of purchased research and development associated with the intellectual property assets acquired from UAC. This one-time charge reflects the value of in-process research and development programs ongoing at UAC at the time of the purchase. These programs were considered in process since the products and technologies were in various stages of development, have not been commercially introduced, and require additional research and development before any products can be produced and introduced to the marketplace. As well, at the current time, the Company cannot identify alternative uses for the technology.
Accordingly, consistent with generally accepted accounting principles, purchased research and development must be charged off immediately to current income.

     On October 7, 1997 the Company completed the acquisition of the minority interests held by the Batiz family in ABSA and IPHC. With respect to ABSA, due to a provision in Mexican law that restricts foreign ownership of companies that own agricultural land in Mexico, the parent company of DNAP Holding, Bionova Mexico, purchased a 20.0% interest in ABSA and DNAP Holding increased its ownership interest to 80.0%. The aggregate price paid for acquiring the ABSA and IPHC interests was $19.0 million. To finance this transaction, Bionova Mexico paid $4.2 million in cash (total value of the 20.0% interest in ABSA), DNAP Holding paid $7.6 million in cash, and DNAP Holding and ABSA issued promissory notes totaling $7.2 million payable over the next three years. DNAP Holding borrowed $7.6 million from its indirect parent company, Empresas La Moderna, S.A. de C.V. ("ELM"), on an interim basis to finance its portion of the purchase price. DNAP Holding expects to obtain bank financing to replace the financing provided by ELM. It is anticipated that ELM will guarantee DNAP Holding's obligations under such bank financing.

     Based on negotiations that led to a revision of the purchase price and a restructuring of the transaction between DNAP Holding and the Batiz family in August, it was agreed between the parties that all profits and losses of ABSA and IPHC would be borne henceforth by DNAP Holding and Bionova Mexico. Consequently, the Company determined that, for accounting purposes, the minority interest income (loss) calculation for ABSA and IPHC would include the participation of the Batiz family through July 31, 1997, and would exclude the Batiz family after this date. Minority interest income (loss) with respect to ABSA's results was allocated to Bionova Mexico for the period August 1, 1997 through September 30, 1997.

NOTE 5 - RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

     DNAP Holding Corporation (together with its consolidated subsidiaries, unless the context requires otherwise, "DNAP Holding" or the "Company") was formed in January 1996 and acts as a Holding company for (i) Agricola Batiz, S.A. de C.V., a corporation organized under the laws of the United Mexican States, of which the Company owns 80.0% ("ABSA"), (ii) International Produce Holding Company, a Delaware corporation, of which the Company owns 100.0% ("IPHC"), (iii) DNA Plant Technology Corporation, a Delaware corporation of which the Company owns 100.0% ("DNAP"), and (iv) VPP Corporation, a Delaware
corporation of which the Company owns 100.0% ("VPP").   The Company acquired
majority interests in ABSA and IPHC on July 1, 1996, by means of a capital contribution by Bionova, S.A. de C.V. ("Bionova Mexico"), and on October 7, 1997 acquired all of the minority interest in IPHC and increased its ownership interest in ABSA to 80.0%. DNAP became a wholly-owned subsidiary of the Company on September 26, 1996 as a result of the merger (the "Merger") of Bionova Acquisition, Inc., a Delaware corporation that was a wholly-owned subsidiary of the Company, with and into DNAP. Approximately 70% of the outstanding common stock of the Company is owned by Empresas La Moderna, S.A. de C.V. ("ELM").

     ABSA engages in the business of growing fresh fruits and vegetables, primarily tomatoes and peppers, in Mexico and exporting fresh produce to the United States and other markets. ABSA owns a 50.01% interest in Interfruver de Mexico, S.A. de C.V., a corporation organized under the laws of the United Mexican States ("Interfruver"), which engages in the business of marketing and distributing fresh produce in Mexico, including fruits and vegetables produced by ABSA. IPHC is a holding company whose subsidiaries are in the business of marketing and distributing fresh produce in the United States, Canada, Europe, the Middle East and the Far East, including fruits and vegetables produced by ABSA. DNAP is an agribusiness biotechnology company focused on the development and application of genetic engineering and transformation technologies in plants and, together with its subsidiaries (including Fresh World Farms, Inc.), the development and marketing of premium, differentiated, fresh and processed, branded fruits and vegetables. VPP, the Company's most recently formed subsidiary, is an agribusiness biotechnology company focused on the development and application of genetic engineering and transformation technologies in vegetatively propagated plants.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

     Revenues increased from $31.9 million in the third quarter of 1996 to $57.1 million in the same quarter of 1997. Revenues were positively affected by Interfruver, the Company's Mexican distribution subsidiary, which more than doubled its sales during the quarter from $12.0 million to $26.4 million. The year-on-year comparison also was affected by the inclusion of $17.0 million in revenues generated by DNAP and its fresh produce subsidiary, Fresh World Farms (FWF), and Royal Van Namen (RVN), all of which joined DNAP Holding in the fourth quarter of 1996. Revenues from the Company's U.S. and Canadian distribution businesses, excluding Fresh World Farms, declined by $6.2 million. This decline was due primarily to the fact that a greater portion of the fresh produce from the Company's Mexican farming operations that might otherwise have been exported to the United States and Canada was sold in Mexico through Interfruver, due to the relatively higher fresh produce prices that prevailed in Mexico during the third quarter.

     Gross profit (sales less cost of sales) increased from $0.5 million in the third quarter of 1996 to $5.0 million in the same quarter of 1997. This increase was due to the inclusion of RVN, DNAP, and DNAP's fresh produce subsidiary, FWF, which together contributed $2.1 million to gross profit and a $3.1 million improvement in the gross profit of Interfuver, offset in part by declines in the contribution to gross profit of the U.S. and Canadian distribution businesses.

     Selling and administrative expenses increased from $2.6 million in the third quarter of 1996 to $6.0 million in the same quarter of 1997. This increase was primarily associated with expenses incurred by DNAP Holding, DNAP, FWF and RVN during the third quarter of 1997.

     Research and development expenses appeared in the Company's results of operations for the first time in the fourth quarter of 1996 after the merger with DNAP. This $1.3 million expense reflects DNAP's research and product development overhead recorded in the third quarter of 1997.

     In the third quarter of 1997 the Company wrote off $2.8 million of purchased research and development in connection with the acquisition of the intellectual property assets of UAC, while in the same quarter of 1996 the Company wrote off $12.9 million of purchased research and development resulting from the merger with DNAP. These one-time charges reflect the value of in-process research and development programs ongoing at the time of the acquisitions. These programs were considered in process since the products and technologies were in various stages of development, had not been commercially introduced, and required additional research and development before any products could be produced and introduced to the marketplace. As well, the Company could not identify alternative uses for the technologies. Accordingly, consistent with generally accepted accounting principles, purchased research and development was charged off immediately to current income.

     The non-cash charge for amortization of goodwill, patents and trademarks increased by $0.5 million in 1997 as a result of additional goodwill and patents related to the DNAP merger and the RVN acquisition.

     Interest expense decreased $0.1 million in the third quarter of 1997 as compared to the same quarter in 1996 due to lower interest rates on short-term borrowings

     Interest income increased by $0.1 million in the third quarter of 1997 as compared with the same quarter of 1996 due to a higher level of advances to growers.

     The Company recorded an income tax expense of $0.4 million in the third quarter of 1997 as compared with a benefit of $0.3 million in the same quarter of 1996. The expense in the third quarter of 1997 was due primarily to the relatively higher level of profit at Interfruver in 1997 as compared with the same quarter in 1996.

     During the third quarter of 1997, the share of losses allocable to minority interests was $1.0 million as compared with a loss of $1.5 million in the same quarter of 1996. These allocations of losses for the third quarters of 1997 and 1996, respectively, are consistent with the minority positions held across the operating subsidiaries of the Company. The minority interest loss in 1997 includes an allocation of a portion of ABSA's and IPHC's results through July 31, 1997 to the Batiz family, and of ABSA's results from August 1, 1997 through September 30, 1997 to Bionova Mexico.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

     Revenues for the nine months ended September 30, 1997 increased by 50%, or $68.0 million, as compared with the same period in 1996. Contributing most significantly to this increase were $68.9 million in revenues generated by the inclusion of DNAP, FWF and RVN, which were not part of the Company during this same period of 1996. Revenues also were positively affected by Interfruver, the Company's Mexican distribution subsidiary, which increased its revenues from $43.2 million in 1996 to $56.1 million in 1997. Revenues in the Company's U.S. and Canadian distribution businesses, excluding FWF, declined by $13.8 million. This decline in U.S. and Canadian sales was due primarily to two factors - (i) weather and insect infestation problems severely affected ABSA's production during the second and third quarters of 1997 and (ii) a greater portion of the fresh produce from the Company's Mexican farming operations that might otherwise have been exported to the United States and Canada was sold in Mexico through Interfruver in the third quarter of 1997 due to the relatively higher fresh produce prices that prevailed in Mexico in the third quarter of 1997.

     Gross profit (sales less cost of sales) during the first nine months of 1997 at $12.6 million was virtually unchanged from the $12.5 million recorded during the same period of 1996. The Company's newer subsidiaries, DNAP, FWF and RVN, contributed $7.3 million to gross profit. Interfruver's gross profit increased by $0.5 million, while the gross profit of the U.S. and Canadian distribution businesses declined by $2.3 million due primarily to ABSA's production shortfalls. ABSA's decline of $5.4 million stemmed from weather related problems during the first half of 1997 and the write down of inventories, receivables and fixed assets recorded during the second quarter of 1997.

     Selling and administrative expenses increased from $10.0 million in the first nine months of 1996 to $18.0 million for the same period of 1997. This increase was primarily associated with expenses incurred by DNAP Holding, DNAP, FWF and RVN.

     Research and development expenses appeared in the Company's results of operations for the first time in the fourth quarter of 1996 after the merger with DNAP. This $3.7 million charge reflects DNAP's research and product development overhead recorded for the first nine months of 1997.

     During the first nine months of 1997 the Company wrote off $2.8 million of purchased research and development in connection with the acquisition of the intellectual property assets of UAC, while in the same period of 1996 the Company wrote off $12.9 million of purchased research and development resulting from the merger with DNAP. The basis for these write offs is provided in Note 4 to the Financial Statements and the three months results discussed above.

     The non-cash charge for amortization of goodwill, patents and trademarks increased by $1.4 million in 1997 as a result of additional goodwill and patents related to the DNAP merger and the RVN acquisition.

     Interest expense decreased by $0.3 million for the first nine months of 1997 as compared with the same period of 1996 due to a lower rate of interest, offset to some extent by a higher average level of debt outstanding during the first nine months of 1997.

     Interest income decreased by $0.3 million for the first nine months of 1997 as compared with the same period of 1996 due to a lower interest rate generated by ABSA on its short-term investments and a lower level of advances to growers.

     Other non-operating income for the first nine months of 1997 included a gain on the sale of equipment of $0.3 million and a subsidy of $0.4 million received in connection with a special incentive program sponsored by various Mexican government and banking institutions for companies in the agriculture, fishing and forestry industries.

     For the first nine months of 1997, the share of losses allocable to minority interests was $3.1 million as compared with minority interest losses of $0.2 million in 1996. These allocations of losses for the first nine months of 1997 and 1996, respectively, were consistent with the minority positions held across the operating subsidiaries of the Company. The minority interest loss in 1997 includes an allocation of a portion of ABSA's and IPHC's results through July 31, 1997 to the Batiz family, and of ABSA's results from August 1, 1997 through September 30, 1997 to Bionova Mexico.

CAPITAL EXPENDITURES

     During the nine months ended September 30, 1997, the Company made capital investments of $3.3 million in property, plant and equipment. The majority of the funds were spent to complete investment projects that ABSA initiated in 1996 in temperature-controlled storage space and equipment to reduce spoilage and enhance the quality of its products.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1997, the Company used $6.2 million of cash in operating activities. This cash usage was a consequence of the majority and minority net losses of $13.7 million and $3.1 million, respectively, and the gain on the sale of assets of $0.3 million, offset in part by $2.5 million of depreciation, $1.9 million of amortization of goodwill, patents and trademarks, and $2.8 million associated with the non-cash charge for purchased research and development.

     The reduction in accounts receivable and advances to growers and the reduction in inventories of $12.9 million and $4.7 million, respectively, were consistent with the seasonality of the Company's fresh produce businesses. Related party receivables of $2.7 million reflected a set of receivables, most of which were associated with ABSA and IPHC subsidiaries and were collected in conjunction with the transaction between the Batiz family and DNAP Holding. Accounts payable declined by $11.1 million, which was largely a result of ABSA paying off a related party payable and non-related party accounts that had carried over from its prior growing season and had been extended due to the losses it incurred during the first half of 1997.

     Cash used in investing activities totaled $10.4 million. Of this amount $2.8 million was used to purchase the intellectual property assets of UAC, $5.0 million was advanced to the Batiz family towards the purchase of their minority interests in IPHC, and $3.3 million was used for capital expenditures, offset in part by $0.6 million in proceeds generated from the sale of equipment.

     Cash provided by financing activities totaled $11.2 million. Of this amount $6.9 million was borrowed from ELM to support ABSA's operations and to make the advances of $5.0 million to the Batiz family towards the acquisition of their minority interests in IPHC. An additional $4.2 million was borrowed from banks, with supporting guarantees from ELM, to make payments to ABSA's suppliers.

     The Company borrowed $2.0 million from banks and $3.8 million from ELM during October 1997, and will require up to $8.0 million in cash over the next two months to fund its operations in the new growing season. The Company is seeking to arrange bank debt to finance its recent acquisitions and the balance of its needs.
                                       -8-

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On August 27, 1997, the court granted motions to dismiss all of the claims pending against ELM, Bionova Mexico, the Company and DNAP in the case styled GORDON K. AARON AND FAY H. AARON V. EMPRESAS LA MODERNA, S.A. DE C.V., BIONOVA, S.A. DE C.V., DNAP HOLDING CORPORATION, ROBERT SERENBETZ, GERALD LAUBACH, EVELYN BEREZIN, DOUGLAS LUKE, JR., AND JAMES L. FERGUSON. Previously, defendants Bionova International, Inc. and Mr. Alfonso Romo Garza had been dismissed from the case. The court also granted in part a motion to dismiss the Plaintiffs' claims against the individual defendants, but denied the motion to dismiss the claims of breach of the fiduciary duty of loyalty
against them.   The court also gave Plaintiffs leave to amend this complaint against ELM, Bionova Mexico, and DNAP Holding as to aiding and abetting the alleged breach of fiduciary duty of loyalty. This lawsuit is described in more detail in the Company's annual report on Form 10-K for the year ended December 31, 1996.

     On August 13, 1997, a lawsuit styled GRACE BROTHERS, LTD. V. DNAP HOLDING CORPORATION, DNA PLANT TECHNOLOGY CORPORATION AND DOES 1 THROUGH 20, INCLUSIVE was filed in the United States District Court for the Northern District of California. This claim arises out of the private placement of common stock and warrants made by DNAP in August of 1995. The Plaintiff alleges that DNAP failed to disclose material non-public information relating to DNAP's efforts to enter into a strategic relationship with a third party, and that such failure constituted a violation of (i) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, (ii) Sections 25400-25401 of the California Corporations Code, and (iii) the terms of the contract relating to the private placement. The Plaintiff seeks rescission of its purchase of common stock and warrants in the private placement and damages of an unspecified amount. The Company and DNAP believe these claims are without merit and intend to vigorously defend against them.

     On August 29, 1997, a lawsuit styled GRACE BROTHERS, LTD. V. DNAP HOLDING CORPORATION, DNA PLANT TECHNOLOGY CORPORATION AND DOES 1 THROUGH 20, INCLUSIVE was filed in the Superior Court of the State of California, County of Alameda. This claim arises out of the Merger on September 26, 1996 of DNAP with a wholly-owned subsidiary of the Company. In the Merger, shares of DNAP's $2.25 Convertible Exchangeable Preferred Stock (the "Preferred Stock") were converted into the right to receive shares of common stock of the Company. The Plaintiff alleges that it owned shares of Preferred Stock, that it was entitled to special conversion privileges under the terms of the Certificate of Designation that established the Preferred Stock and that DNAP breached its contractual obligations to the Plaintiff by not providing those special conversion privileges. The Plaintiff also alleges that the former holders of DNAP common stock were unjustly enriched by DNAP's alleged breach of the terms of the Certificate of Designation. The Plaintiff seeks damages of an unspecified amount. The Company and DNAP believe these claims are without merit and intend to vigorously defend against them.

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

     The Company and other entities that may be deemed to be controlled by or affiliated with ELM sometimes engage in (i) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties. The Company continuously considers, reviews and evaluates, and understands that ELM and related entities consider, review and evaluate transactions of the type described above. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more of such transactions in the future in addition to those currently in force, such as the Long Term Funded Research Agreement dated September 26, 1996 between ELM and DNAP. In connection with these activities the Company might consider issuing additional equity securities or incurring additional indebtedness. The Company's acquisition activities may in the future include participation in the acquisition or restructuring activities conducted by other companies that may be deemed to be controlled by ELM.

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

(b)  REPORTS ON FORM 8-K

     On October 21, 1997, the Company filed a report on Form 8-K dated October 6, 1997 relating to the acquisition by the Company of all of the minority interests in IPHC and the increase in the Company's interest in ABSA to 80%.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DNAP HOLDING CORPORATION


Date: November 14, 1997                By:  /s/ ARTHUR H. FINNEL
                                          -----------------------------------
                                          Arthur H. Finnel,
                                          Executive Vice President, Treasurer
                                          and Chief Financial Officer

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