Form 10-K405
period 1997-12-31
DNAP HOLDING CORP
filed 1998-03-31
CIK 1020866

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-K

              /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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
Yes  X   No     .
   -----   -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes   X  No
    ----   ----

   Aggregate market value of Common Stock held by nonaffiliates as of March 20, 1998: $22,044,768

   Number of shares of Common Stock outstanding as of March 20, 1998: 18,370,640


                        DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the Registrant's definitive proxy statement to be filed for its 1998 annual meeting of stockholders.

                        TABLE OF CONTENTS

                                                                     PAGE
                                                                    NUMBER

PART I .......................................................         3
    ITEM 1.  BUSINESS ........................................         3
         Overview ............................................         3
         Background ..........................................         3
         Production ..........................................         4
         Marketing and Distribution ..........................         4
         Research and Development ............................         5
         Technology Alliances and Acquisitions................         6
         Fresh Produce Proprietary Product Development........         6
         Proprietary Protection ..............................         7
         Governmental Regulation .............................         8
         Competition .........................................         8
         Employees ...........................................         9
         Controlling Stockholder; Conflicts of Interest ......         9
    ITEM 2.  PROPERTIES ......................................        10
    ITEM 3.  LEGAL PROCEEDINGS ...............................        10
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS..........................................        11

    EXECUTIVE OFFICERS OF THE COMPANY.........................        12

PART II ......................................................        13
    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS .....................        13
    ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA ............        14
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...        15
         Overview ............................................        15
         Results of Operations ...............................        15
         Capital Expenditures ................................        18
         Liquidity and Capital Resources .....................        18
         Impact of Year 2000 Issue............................        19
         Disclosures Regarding Forward Looking Statements ....        19
    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ....        22
    ITEM 9.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE .......................        45

PART III .....................................................        45
    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
              COMPANY ........................................        45
    ITEM 11.  EXECUTIVE COMPENSATION .........................        45
    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT .................................        45
    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY
              TRANSACTIONS ...................................        45

PART IV ......................................................        45
    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K .........................           45

   FreshWorld Farms-R-, Endless Summer-R-, and Transwitch-R- are registered trademarks of DNAP or its subsidiaries. Master's Touch-R- is a registered trademark of certain subsidiaries of DNAP Holding. Premier Seleccion-R- is a registered trademark that has been licensed to certain subsidiaries of DNAP Holding by an affiliate. Petoseed-R-, Asgrow-R- and Royal Sluis-R- are registered trademarks of Seminis Vegetable Seeds, Inc.

                                   PART I

ITEM 1.  BUSINESS

OVERVIEW

     DNAP Holding Corporation, a Delaware corporation (together with its subsidiaries, unless the context requires otherwise, "DNAP Holding" or the "Company"), was formed in January 1996, and acts as a holding company for (i) Agricola Batiz, S.A. de C.V., a corporation organized under the laws of the United Mexican States, of which the Company owns 80.0% ("ABSA"), (ii) International Produce Holding Company, a Delaware corporation, of which the Company owns 100.0% ("IPHC"), (iii) DNA Plant Technology Corporation, a Delaware corporation, of which the Company owns 100.0% ("DNAP"), and (iv) VPP Corporation, a Delaware corporation, of which the Company owns 100.0% ("VPP"). The Company acquired majority interests in ABSA and IPHC on July 1, 1996, by means of a capital contribution from Bionova S.A. de C.V. ("Bionova Mexico"), and on October 7, 1997, acquired all of the minority interests in IPHC and increased its ownership interest in ABSA to 80.0%. DNAP became a wholly-owned subsidiary of the Company on September 26, 1996, as a result of the merger (the "Merger") of Bionova Acquisition, Inc., a Delaware corporation that was a wholly-owned subsidiary of the Company, with and into DNAP. VPP was formed as a wholly-owned subsidiary of the Company on August 18, 1997. Approximately 70% of the outstanding common stock of the Company is indirectly owned by Empresas La Moderna, S.A. de C.V. ("ELM").

     ABSA engages in the business of growing fresh fruits and vegetables, primarily tomatoes and peppers, in Mexico and exporting fresh produce to the United States and other markets. ABSA owns a 50.01% interest in Interfruver de Mexico, S.A. de C.V., a corporation organized under the laws of the United Mexican States ("Interfruver"), which engages in the business of marketing and distributing fresh produce in Mexico, including fruits and vegetables produced by ABSA. ABSA also owns 98.0% of Siembra Cultivo y Cosecha del Noroeste, S.A. de C.V., a corporation organized under the laws of the United Mexican States ("Siembra"), which provides labor and administrative services to ABSA. IPHC is a holding company whose subsidiaries are in the business of marketing and distributing fresh produce primarily in the United States and Canada, including fruits and vegetables produced by ABSA. DNAP is an agribusiness biotechnology company focused on the development and application of genetic engineering and transformation technologies in plants and, together with its subsidiaries (including FreshWorld Farms, Inc.), the development and marketing of premium, differentiated, fresh and processed, branded fruits and vegetables. VPP, the Company's most recently formed subsidiary, is an agribusiness biotechnology company focused on the development and application of genetic engineering and transformation technologies in vegetatively propagated plants.

     The corporate headquarters of the Company are located at 6701 San Pablo Avenue, Oakland, California 94608, and the telephone number is (510) 547-2395.

BACKGROUND

     ELM, the Company's indirect 70% owner, is a holding company. ELM owns 92% of Seminis, Inc. ("Seminis"), the leading vegetable seed company in the world. ELM's subsidiary, Empaques Ponderosa, S.A. de C.V., is the leading producer of folding boxboard and folding and flexible packaging in Mexico.

         Through its Bionova Mexico subsidiary, ELM entered the fresh produce industry in 1993 by agreeing to a series of business relationships with Raul Batiz Echavarria and members of his family (the "Batiz Family"). In February 1993, Bionova Mexico and the Batiz Family established ABSA, to which the Batiz Family transferred land and other assets used for growing and packing fresh produce. Bionova Mexico and the Batiz Family then negotiated the structure of their joint ownership of the Batiz Family's fresh produce distribution business. In December 1994, this relationship was formalized with the organization of IPHC. In 1997, DNAP Holding purchased all of the minority interests held by the Batiz family in IPHC, and together with Bionova Mexico, acquired the Batiz family interests in ABSA.

     Significant market developments over the past four years have included the continuation of market deregulation in Mexico, the passage of the North American Free Trade Agreement which codifies low tariff levels for certain goods traded among Mexico, the United States and Canada, the Suspension Agreement adopted in 1996 that sets a floor price on tomatoes entering the United States at 20.68 cents per pound ($5.17 per box), and a growing market for fresh produce in the United States. The Company believes that the deregulation in Mexico, the North American Free Trade Agreement, and the Suspension Agreement all have been of benefit to the Company's strategic direction and operations. The Company further believes there is potential for growth in the U.S. market both for commodity fresh produce and for branded produce that can command a premium price on a sustained basis, provided it consistently meets consumer expectations for taste, appearance, texture, freshness and quality. Product and regional diversification have enabled the Company to establish a strong commercial offering of quality year-round supply under the "Master's Touch" and "Premier Seleccion" trademarks.


PRODUCTION

     ABSA is a leading grower of fresh produce in Mexico, primarily tomatoes and peppers and, to a lesser extent, melons, cucumbers, grapes and other fruits and vegetables. Most of ABSA's farming operations are located in the Mexican states of Sinaloa, Sonora and Baja California. Advanced technology is used to ensure consistent quality and yields, including special hybrid varieties, integrated pest management control, greenhouse production and computerized drip irrigation. ABSA's produce is distributed in the United States, Mexico and Canada under the "Master's Touch" and "Premier Seleccion" brands as well as other labels, depending on produce grades.

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

     In 1997, approximately 48% of ABSA's supply was sourced from production associations with growers. The majority of these growers are located in the states of Baja California Norte and Sonora. Almost 52% of ABSA's supply in 1997 came from land owned or leased by ABSA. ABSA owns approximately 2,905 acres in Sinaloa and Sonora, and ABSA leases approximately 2,653 acres in Sinaloa and Baja California Sur. During 1997, a very limited amount of produce was sourced through distribution contracts.

     In 1997, approximately 47% of ABSA's sales was tomatoes, 32% was peppers, 11% was cucumbers, 4% was grapes and the remaining 6% was melons and mixed vegetables. In 1996 and 1995, respectively, ABSA's sales were allocated approximately as follows: tomatoes - 49% and 52%, peppers - 26% and 26%, cucumbers - 15% and 6%, and grapes, melons and mixed vegetables (including eggplant and squash) - 10% and 13%.

MARKETING AND DISTRIBUTION

     The Company's marketing and distribution activities are carried out by a network of national and regional distributors. The Company's national distributors are R.B. Packing in the United States (including R.B. Packing, Inc., R.B. Packing of California, Inc. and R.B. Packing of Texas, Inc., each of which is a wholly-owned subsidiary of IPHC, and referred to collectively as "R.B. Packing"), and Interfruver in Mexico. The Company's regional distributors are Tanimura Distributing, Inc. in Los Angeles, California ("TDI"), Premier Fruits and Vegetables BBL Inc. in Montreal, Quebec ("Premier"), and FreshWorld Farms, Inc. in Philadelphia, Pennsylvania ("FWF").

     NATIONAL DISTRIBUTORS. The R.B. Packing companies had revenues of $62 million in 1997. The majority of R.B. Packing's sales were made by R.B. Packing, Inc. which is located in Nogales, Arizona, the main point of entry for Mexican produce into the United States. Approximately 92% of the produce distributed by R.B. Packing, Inc. is provided by ABSA (including produce grown by ABSA and produce grown by growers with whom ABSA enters into distribution contracts and/or production arrangements). No single customer accounted for more than 10% of

R.B. Packing, Inc.'s sales in 1997. In 1997, its sales were 33% to supermarkets, 39% to wholesalers and 28% to brokers. Its main selling season is December through May.

     R.B. Packing of California, Inc. is located in San Diego, California and distributes produce grown in California and the Mexican states of Baja California Norte and Baja California Sur. In 1997, its sales were 22% to supermarkets, 53% to wholesalers, and 25% to brokers. Its main selling season is July through November. R.B. Packing of Texas, Inc. is a distributor located in McAllen, Texas that began operations in the Fall of 1995. R.B. Packing of Texas, Inc. distributes produce grown in Mexico.

     Interfruver is one of Mexico's largest fresh produce distributors.
Based in Guadalajara, Interfruver distributes produce from ABSA and other Mexican producers. Interfruver also imports produce from the United States and other countries. Approximately 84% of its sales is to wholesalers and other intermediaries and 16% is to supermarkets. Interfruver's sales totaled $72 million in 1997.

     REGIONAL DISTRIBUTORS. TDI, a 75%-owned subsidiary of IPHC, is managed by Kirby Tanimura, who has more than 10 years of experience in the fresh produce industry and owns 25% of TDI. In 1997, TDI's sales of $39 million were 53% to supermarkets, 30% to food service and 17% to other wholesalers.

     Premier, an 80%-owned subsidiary of IPHC, is managed by Robert M. Levine, who has more than 15 years of experience in the fresh produce industry and owns 20% of Premier. Premier distributes produce throughout eastern Canada and its sales were approximately 54% to supermarkets, 28% to independent retailers, and 18% to wholesalers in 1997. Sales in 1997 were approximately U.S. $19 million.

     FWF, a wholly-owned subsidiary of DNAP, sources tomatoes and vegetables, including its branded line of cherry tomatoes and peppers, from various growers in the eastern United States. Its 1997 revenues were $30 million.

     In November 1996, IPHC acquired a 51% stake in Royal Van Namen ("Van Namen"), a Holland-based fresh produce distributor. In February 1998 IPHC sold its entire 51% interest in Van Namen to Van Namen's minority shareholder.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities are carried out by DNAP, a wholly owned subsidiary acquired in September 1996 as a result of the Merger. DNAP was incorporated in Delaware in 1981 and is an agribusiness biotechnology company focused on the development and application of genetic engineering in fruits and vegetables. Since the Merger the Company's research and development activities have undergone significant realignment that reflects the investment being made in new business initiatives. DNAP's major research activities are as follows:

- Under a Long Term Funded Research Agreement between ELM and DNAP dated September 26, 1996, DNAP has initiated a series of research programs in support of product development at Seminis. The research program for Seminis includes plant genetic engineering developments in fungal disease, viral disease, nematode, and herbicide resistance. DNAP will receive royalties on sales of products by Seminis which are developed under the agreement using DNAP technology or expertise.

- The Company has initiated efforts to develop a proprietary business based on biotechnology developments in certain vegetatively propagated crops. Through its new subsidiary, VPP, the objective is to build a global, value added and proprietary business based on the sale of starting plants of vegetatively propagated, commercial horticultural species differentiated through biotechnology inputs, including genetic engineering, advanced tissue culture and diagnostic methods. The initial business focus is on strawberries. Research and product development being conducted for VPP includes the development of fungal disease and nematode resistance.

- DNAP maintains research and development activities in support of the Company's fresh produce business. Research includes the development of fruits and vegetables which retain freshness longer through genetic engineering focused on ripening or softening control. DNAP scientists are also working on the retention of freshness and color in cut leafy vegetables.

- DNAP continues to pursue research contracts with third party companies, particularly when the knowledge gained from these activities will create opportunities in internal strategic research and development programs.

     DNAP's research and development facility is located in Oakland, California. The research team of 30 full-time scientists, including 19 with Ph.D. degrees, and support staff includes scientists in the fields of cell biology, plant genetic engineering, plant genetics, biochemistry, agronomy, plant pathology and food science. DNAP's scientists have published over 300 articles in peer-reviewed scientific literature and are named inventors on more than fifty United States patents owned by DNAP or FWF.

TECHNOLOGY ALLIANCES AND ACQUISITIONS

     To meet the technical challenges of new product development in these areas DNAP has benefited from certain collaborative and licensing arrangements, both at the DNAP and the ELM level. A collaborative agreement between ELM and Monsanto Company provides the Company with access to enabling technology important in the genetic transformation of plants and "trait" technology in the areas of viral and fungal disease resistance, herbicide resistance and insect resistance. The acquisition of the technology assets of United Agricorp, Inc., has provided VPP with rights to improve University of California strawberry germplasm and trait technology involved in sweetness and texture enhancement of fruits. An agreement with the John Innes Center in the United Kingdom provides DNAP with broad testing rights to a range of trait technologies, including disease resistance and flowering manipulation, and a range of enabling technologies. The Company has entered into licensing agreements with other research institutes, companies and universities to broaden its technical strength in the areas of nematode resistance, viral disease resistance in grape and certain aspects of fruit quality.

FRESH PRODUCE PROPRIETARY PRODUCT DEVELOPMENT

     The Company's strategy in the fresh produce area is to focus its research and development efforts on products which meet identified consumer needs not satisfied by existing products. The Company will seek to deliver consistently superior products, thereby building brand name awareness, and which are expected to sell at premium prices.

     The Company is currently marketing two products it developed through advanced biotechnological techniques to distributors, supermarkets and food service outlets. These two products are marketed under the FreshWorld Farms and Master's Touch brand names. The Master's Touch and FreshWorld Farms cherry tomato is a proprietary hybrid with a deep red color, sweet flavor and an extended shelf life of up to fifteen days. The FreshWorld Farms sweet mini-pepper has a novel sweet taste, deep red color and a low number of seeds. This new variety of pepper was developed through anther culture, an advanced breeding technique that captures and genetically stabilizes preferred characteristics such as taste, texture and low seed count. The Company is testing in supermarkets a number of varieties of its proprietary peppers of various shapes and colors in the United States.

     DNAP's scientists are using genetic engineering to enhance the Company's existing product line and develop new products. Plant genetic engineering involves either the suppression of specific genes, for example those that control ripening, or the over-expression of certain genes controlling characteristics such as sweetness. One of DNAP's most significant technological developments in this area is its Transwitch gene suppression technology. Using Transwitch technology, DNAP has grown tomatoes with a shelf life of up to 90 days in the laboratory, while preserving desirable characteristics such as taste, color and texture. DNAP has received approval from the U.S. Department of Agriculture (the "USDA") and the Food and Drug Administration (the "FDA") to grow and ship initial varieties of its second generation tomatoes anywhere in the United States. DNAP has also received the requisite government approvals in Canada. In the first half of 1995, DNAP conducted a test market of delayed ripening tomatoes developed by using the Transwitch gene suppression technology to switch off the ACC synthase gene. These tomatoes were sold under the Endless Summer tomato brand name and labeled as "farm grown from genetically-modified seed." The market test demonstrated that there was consumer acceptance of these genetically-modified fresh market tomatoes and validated the use of this technology for extending tomato shelf life both on the vine and after harvest. In 1997, DNAP completed an operations test to evaluate shipping characteristics of the

Endless Summer tomato. This test validated the long shelf life and reduced spoilage of these tomatoes under commercial shipping and handling conditions. DNAP is currently expanding production of the Endless Summer tomato while continuing to collect data on the performance of the tomato. Transwitch technology has also been used to turn off ethylene biosynthesis and extend shelf life to 8 to 9 weeks in DNAP's cherry tomato varieties.

     The texture of DNAP's mini-pepper is being further enhanced through the use of Transwitch technology to inhibit the gene responsible for hemicellulase. Hemicellulase causes the breakdown of the cell walls in peppers, a process which triggers softening when peppers reach their maximum sweetness. The hemicellulase trait is being evaluated in a wide range of pepper varieties.

PROPRIETARY PROTECTION

     In order to develop and maintain its competitive position, DNAP seeks to protect its intellectual property through patent filings in the United States and abroad, maintenance of trade secrets and ongoing technological innovation. DNAP and FWF have over fifty issued patents in the United States.


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

     One of DNAP's most significant technological assets in the area of plant genetic engineering is its proprietary Transwitch gene suppression technology. DNAP has received three United States patents and one European patent directed to methods of using this technology for suppressing plant genes. The European patent, which had been in opposition, was successfully upheld in a 1997 opposition ruling. Appeals on this European ruling are still possible through March 30, 1998. To date, no appeals have been filed. DNAP has made additional filings that are pending in the United States and abroad directed to Transwitch technology.

     DNAP has pursued patents and plant variety protection ("PVP") certificates specific to certain DNAP products. DNAP has filed patent applications in the United States claiming certain FWF parent and hybrid tomato lines, resulting in two issued U.S. patents. In addition, DNAP has pending patent applications directed to ripening controlled tomato lines and cherry tomato lines. DNAP also has a granted United States patent directed to the method of somaclonal variation in tomato. DNAP has been granted a United States patent covering a broad class of low seed peppers, including the FWF sweet mini-pepper. DNAP additionally has four issued United States patents directed to the method of processing carrots. PVP certificates, which are issued by the USDA, have also been pursued for specific fruit and vegetable varieties. DNAP was issued two PVP certificates for tomato varieties and two for pepper varieties. FWF has two pending PVP applications for watermelon varieties developed by DNAP.

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

     The Company uses trade secret protection for certain of IPHC's distribution companies and FWF which market produce under the Master's Touch, Premier Seleccion, FreshWorld Farms and Endless Summer brand names.

ABSA and R.B. Packing, Inc. have registered the Master's Touch name as a trademark in Mexico and the United States, respectively. ELM has registered the Premier Seleccion name in Mexico and has licensed rights to such name on a royalty-free basis to various of IPHC's subsidiaries. In addition, trademark registrations of the name "Master's Touch" are pending in Great Britain, Ireland, Sweden, the Benelux countries and Japan. FWF has registered the Endless Summer and FreshWorld Farms names in the United States.

GOVERNMENTAL REGULATION

     The agribusiness industry witnessed the continued growth in the number of U.S. government approvals for genetically engineered plant products in 1997 and additional approvals of genetically engineered products in Europe and Japan. DNAP believes these events signal maturation of the regulatory approval processes in the U.S. and growing opportunities for agricultural biotechnology products in the United States and abroad.

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

     In January 1995, DNAP received USDA approval for unrestricted production and distribution of the initial varieties of its genetically engineered Endless Summer tomato. That approval closely followed successful completion in October 1994 of consultations with the FDA concerning the safety, nutrition and composition of Endless Summer tomatoes. In 1995, DNAP also received clearances from Agriculture and Agri-Food Canada and Health Canada to import and sell Endless Summer tomatoes in Canada. Together, these approvals allow DNAP to grow and ship initial varieties of Endless Summer tomatoes anywhere in the U.S. and Canada in the same manner as conventionally
developed tomatoes.   DNAP has also received approval from the Mexican
Secretaria de Agricultura y Recursos Hidraulicas to conduct field trials of its Endless Summer tomatoes and genetically engineered cherry tomatoes and peppers. Approval to sell Endless Summer tomatoes in Mexico is pending.

     DNAP is continuing consultations with the FDA, begun in 1994, on additional products, including delayed-ripening cherry tomatoes and peppers with improved texture. DNAP has also received permission from the USDA to field test genetically engineered strawberry and grape plants.

COMPETITION

     Though the fresh produce industry in general, and the tomato industry in particular, are characterized by numerous competitors and low barriers to entry at the production level, DNAP Holding believes that a small group of participants distributes over one-third of the tomatoes sold in the United States. In the United States, the Company competes directly with the larger tomato and pepper growers in Florida during the winter, and in California in the summer and fall. Both the Mexican and the U.S. tomato industries are characterized by numerous competitors. Major Florida growers include Six L's, DiMare and NTGargiulo, which was acquired by Monsanto. Meyer Tomatoes is one of the largest growers in California.

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

EMPLOYEES

     The Company and its subsidiaries have a total of 589 employees.

     ABSA has no employees. Through October 31, 1997, Copropriedad Agricola Batiz Hermanos, a Mexican entity that was controlled by the Batiz Family ("CABH"), provided services to ABSA pursuant to a contractual agreement. CABH provided labor and administrative services to ABSA, and ABSA paid a fee to CABH based on CABH's costs incurred in connection with providing such services. As of November 1, 1997, Siembra replaced CABH as the provider of these services. The number of persons providing such services through Siembra to ABSA ranges from a minimum of 278 to a maximum during the harvesting season (January-April) of approximately 12,000.

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

     The Company and other entities that may be deemed to be controlled by or affiliated with ELM sometimes engage in (i) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties. The Company continuously considers, reviews and evaluates, and understands that ELM and related entities consider, review and evaluate, transactions of the type described above. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more of such transactions in the future in addition to those currently in force, such as the Long Term Funded Research Agreement dated September 26, 1996, between ELM and DNAP. In connection with these activities the Company might consider issuing additional equity securities or incurring additional indebtedness. The Company's acquisition activities may in the future include participation in the acquisition or restructuring activities conducted by other companies that may be deemed to be controlled by ELM.

ITEM 2.  PROPERTIES

     ABSA owns approximately 2,905 acres of agricultural land in Sinaloa and Sonora. ABSA leases approximately 2,653 acres of land in Sinaloa and Baja California Sur. See "Legal Proceedings."

     R.B. Packing, Inc. and Batiz and Sons, Inc. own warehouse and office space in Nogales, Arizona. The other subsidiaries of IPHC lease office and warehouse space. Interfruver leases office and warehouse space in Jalisco. Interfruver also leases warehouse space in Mexico City, Sinaloa, Sonora, Chihuahua and Nuevo Leon. FWF leases office space in Eddystone, Pennsylvania and Bonita Springs, Florida.

     DNAP leases 41,000 square feet of laboratory and office space and 7,500 square feet of greenhouse space in Oakland, California. DNAP also own 12,700 square feet of greenhouse and warehouse space, including farm land for field trials, in Brentwood, California. DNAP also has arrangements in various locations throughout the United States for field evaluations of improved plant varieties which DNAP is developing. DNAP's current facilities are not adequate for large scale growing, processing operations or distribution. Depending on the needs for its products, DNAP contracts for the requisite facilities with third parties.

ITEM 3.  LEGAL PROCEEDINGS

     On January 21, 1997, a class action lawsuit styled GORDON K. AARON ET AL. V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. was filed in the U.S. federal district court for the Northern District of California. The plaintiffs allege that, prior to the merger (the "Merger") of DNAP with a subsidiary of DNAP Holding on September 26, 1996, they owned shares of DNAP's $2.25 Convertible, Exchangeable Preferred Stock ("Preferred Stock"). In connection with the Merger, all of the shares of common stock and Preferred Stock of DNAP were converted into the number of shares of common stock of DNAP Holding specified in the Merger Agreement. The plaintiffs allege that they were denied certain rights they allegedly had under the terms of the Preferred Stock and that certain individuals (the "Individual Defendants"), each of whom was a director of DNAP prior to the Merger and later served as a director of DNAP Holding, breached fiduciary duties of loyalty, candor and care allegedly owed to DNAP and its stockholders. The plaintiffs claim to have been damaged by the alleged actions of the defendants and therefore the plaintiffs seek unspecified actual and punitive damages as well as reimbursement of their litigation costs and expenses. On August 27, 1997, the court granted motions to dismiss all of the claims pending against all of the defendants, except the claims of breach of the fiduciary duty of loyalty against the Individual Defendants. The court also gave the plaintiffs leave to amend the complaint against certain other named defendants, including DNAP Holding, as to aiding and abetting the alleged breach of fiduciary duty of loyalty. To date, the plaintiffs have not amended their complaint to reassert claims against these parties. If they were to do so, DNAP Holding would vigorously defend against any claims asserted against them.

     On August 13, 1997, a lawsuit styled GRACE BROTHERS, LTD. V. DNAP HOLDING CORPORATION, DNA PLANT TECHNOLOGY CORPORATION AND DOES 1 THROUGH 20 INCLUSIVE was filed in the United States District Court for the Northern District of California. This claim arises out of the private placement of common stock and warrants made by DNAP in August of 1995. The plaintiff alleges that DNAP failed to disclose material non-public information relating to DNAP's efforts to enter into a strategic relationship with a third party in violation of federal and state securities laws and the terms of the contract relating to the private placement. The plaintiff seeks rescission of its purchase of common stock and warrants in the private placement and damages of an unspecified amount. On November 17, 1997, the plaintiff dismissed DNAP Holding from the lawsuit. On December 8, 1997, the Court granted in part DNAP's Motion to Dismiss. Specifically, the Court dismissed plaintiff's state and federal securities fraud claims on the grounds that plaintiff's allegations were insufficient, but granted to plaintiff leave to amend its allegations. Plaintiff has done so, and DNAP has responded with
another Motion to Dismiss.   DNAP believes all of the plaintiff's claims are
without merit and intends to vigorously defend against them.

     On August 29, 1997, a lawsuit styled GRACE BROTHERS, LTD. V. DNAP HOLDING CORPORATION, DNA PLANT TECHNOLOGY CORPORATION AND DOES 1 THROUGH 20 INCLUSIVE was filed in the Superior Court of the State of California, County of Alameda. This claim arises out of the Merger on September 26, 1996 of DNAP with a wholly-owned subsidiary of DNAP Holding. In the Merger, shares of DNAP's Preferred Stock were converted into the right to receive shares of common stock of DNAP Holding. The plaintiff alleges that it owned shares of Preferred Stock, that it was entitled to special conversion privileges under the terms of the Certificate of Designation that established the Preferred Stock and that DNAP breached its contractual obligations to the plaintiff by not providing those special conversion privileges. The Plaintiff also alleges that the former holders of DNAP common stock were unjustly enriched by DNAP's alleged breach of the Certificate of Designation. The plaintiff seeks damages of an unspecified amount. DNAP Holding and DNAP believe these claims are without merit and intend to vigorously defend against them.

     In July of 1997, DNAP was formally notified by the U.S. Department of Justice ("DOJ") that a federal grand jury in Washington, D.C. was investigating possible violations of federal law by individuals associated with DNAP arising from the FDA's investigation of the tobacco industry. In December, 1997, DNAP entered into an agreement with DOJ (the "Plea Agreement") pursuant to which, among other things DNAP has pled guilty to one count of conspiracy to violate the tobacco seed export law, a Class A misdemeanor, and DNAP will cooperate with the federal government in connection with the United States' investigations involving the tobacco industry. Subject to DNAP's completely fulfilling its obligations under the Plea Agreement, the Government will recommend that a fine of $100,000 be imposed.

     ABSA owns one hundred hectares (approximately 247 acres) of rural land in the State of Sinaloa, Mexico, which is the subject of a judicial proceeding pending in Mexico initiated by a group of campesinos. The petitioners asserted that a previous owner of the subject land, Miguel Angel Suarez, owned rural land in excess of the maximum that was then allowed by law and that therefore the land rightfully belonged to them. On September 25, 1996, the court upheld the petition and ordered the land turned over to the petitioners. The court also ruled that the transfer of the property to Olga Elena Batiz Esquer on June 2, 1990 was null and void, which would mean that the transfer of the land by Ms. Batiz to ABSA in 1993 was ineffective. On October 23, 1996, Ms. Batiz, who was a party to the trial court proceeding, filed a challenge to the judicial determination based on alleged violations of her constitutional rights and procedural and substantive errors in the trial court proceedings. If ABSA is ultimately required to transfer the subject land, which constitutes approximately 9% of the total land owned by ABSA, Mexican law gives ABSA indemnification rights against Ms. Batiz.

     ABSA owns seventy-five hectares (approximately 185 acres) of rural land in the State of Sinaloa, Mexico, which is the subject of a judicial proceeding pending in Mexico initiated by a group of campesinos. The petitioners requested that ownership of the land be transferred to them based on the fact that, at some time prior to ABSA's ownership of the land, the land was not cultivated for more than two consecutive years without good reason. On March 18, 1997, the court upheld the petition and ordered the land transferred to the petitioners. On August 28, 1997, ABSA and other affected parties filed a challenge to the judicial determination based on alleged violations of their constitutional rights and procedural and substantive errors in the trial court proceedings. If ABSA is ultimately required to transfer the subject land, which constitutes approximately 7% of the total land owned by ABSA, Mexican law gives ABSA indemnification rights against the State of Sinaloa.

     In addition to the foregoing, from time to time the Company is involved in various legal actions that arise in the ordinary course of business. Such legal actions are not expected, individually or in the aggregate, to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

     Information regarding DNAP Holding's executive officers including their respective ages at March 1, 1998, is set forth below.

NAME                      AGE   POSITION WITH COMPANY
----                      ---   ---------------------
Mr. Bernardo Jimenez       44   Chief Executive Officer and Director
Dr. John R. Bedbrook       48   Executive Vice President
Mr. Jorge Fenyvesi         47   Executive Vice President
Mr. Abelardo Sanchez       52   Executive Vice President
Dr. David A. Evans         45   Executive Vice President
Mr. Arthur H. Finnel       47   Executive Vice President, Treasurer, and Chief
                                Financial Officer

Mr. Bernardo Jimenez was appointed Chief Executive Officer of DNAP Holding in October 1997. He has been Chairman of the Board of DNAP Holding since September
1996.   Mr. Jimenez also serves as the Chief Operating Officer of the agrobiotechnology division of ELM, which includes DNAP Holding and several other smaller Mexican companies. From 1993 to 1996, Mr. Jimenez served as the head of the Industrial Banking Division at the Vector Group, a financial services company in Mexico which is affiliated with ELM, the Vice President of New Business Development for Pulsar Internacional, S.A. de C.V., and the Chief Financial Officer of ELM. Mr. Jimenez is a director of ELM.

Dr. John R. Bedbrook, Ph.D. has been an Executive Vice President responsible for technology and research and development of the Company since October 1997. Dr. Bedrook also serves as a co-President of DNAP. Dr. Bedbrook was Executive Vice President and Director of Science of DNAP from 1988 through 1997.

Mr. Jorge Fenyvesi has been an Executive Vice President of the Company responsible for planning and business development since October 1997 and has been with DNAP Holding since July 1997. He also serves as a co-President of DNAP. From 1994 to 1997, Mr. Fenyvesi was Commercial Director for Dow Elanco, Latin America and from 1992 to 1994 he was Research and Development Director for Dow Elanco, Latin America.

Mr. Abelardo Sanchez has been an Executive Vice President of the Company responsible for fresh produce operations since October 1997. From 1994 to 1997, Mr. Sanchez was President and Chief Operating Officer of Del Monte's worldwide produce operations and from 1993 to 1994 he was Vice President of Del Monte's fresh produce operations in charge of the Asia-Pacific region.

David A. Evans, Ph.D. has been an Executive Vice President of the Company responsible for product development and licensing since October 1997. Dr. Evans was Executive Vice President for Business Development at DNAP from 1995 to 1997 and was Vice President of Business Development from 1990 to 1995.

Arthur H. Finnel has been an Executive Vice President since October 1997, and has been the Treasurer and Chief Financial Officer of the Company since 1996. From 1995 to 1996, he was a financial planning consultant to ELM and Bionova Mexico. From 1982 to 1995 he was an executive with Mars, Incorporated, where he held positions of General Manager and President of its Canadian pet food division and Vice President of Finance of Uncle Ben's, Inc.

     All executive officers of DNAP Holding are elected annually by the Board of Director to serve until the next annual meeting of such Board and until their respective successors are chosen and qualified.

                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "DNAP." Public trading of the Common Stock commenced on September 27, 1996, the date after the Company acquired DNAP. Prior to that date, there was no public market for the Common Stock.

     The following table sets forth the high and low closing sales prices per share for the Common Stock as reported on the Nasdaq National Market for the periods indicated.

                                                            HIGH           LOW
                                                            -----         -----
1997
First Quarter                                               6             3 5/8
Second Quarter                                              4 3/4         3 1/2
Third Quarter                                               5 3/8         3 5/8
Fourth Quarter                                              5             4

1998
First Quarter (through March 3)                             4 7/8         3 7/8

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     On March 20, 1998, the last reported sale price of the Common Stock on the Nasdaq National Market was $4.00 per share. As of March 20, 1998, there were 1,628 record holders of the Common Stock.

     The Company has never paid cash dividends. Management intends to retain any future earnings for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below for each of the years in the five year period ended December 31, 1997, are derived from the consolidated financial statements of DNAP Holding. The consolidated financial statements and related notes as of December 31, 1997 and 1996, and the three years in the period ended December 31, 1997, are included elsewhere in this Form 10-K, and the selected consolidated financial information set forth below should be read in conjunction with such financial statements and notes. The selected consolidated financial data of DNAP Holding include financial data for ABSA, IPHC, Interfruver, DNAP, VPP, and Van Namen as from their respective dates of acquisition.

                                                                  (Thousands of  U.S. dollars, except share and per share data)
                                                                                    Year ended December 31,
                                                           ------------------------------------------------------------------------
                                                               1997           1996            1995            1994            1993
                                                           ------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
 Total revenues.....................................        $281,198        $192,985       $197,586         $64,112        $   164
 Gross profit.......................................          18,485          16,632         19,703          (1,648)        (3,638)
 Selling and administrative expenses................         (26,660)        (16,195)       (14,608)         (9,509)          (915)
 Write-off of purchased research and development....          (2,815)        (12,900)            --              --             --
 Research and development expenses..................          (5,072)         (1,244)            --              --             --
 Amortization of goodwill, patents and trademarks...          (2,407)         (1,008)          (538)           (404)          (404)
 Operating (loss) income............................         (18,469)        (14,715)         4,557         (11,561)        (4,957)
 Interest expense, net..............................          (3,740)         (3,482)        (5,031)         (1,254)           404
 Exchange (loss) gain, net..........................            (481)            569         (4,748)         (1,473)            (7)
 Other non-operating (expense) income...............            (182)          2,058             --              --             --
 Loss before income taxes...........................         (22,872)        (15,570)        (5,222)        (14,288)        (4,560)
 Income tax (expense) benefit.......................          (1,426)         (2,738)        (2,132)          1,842            513
 Minority interests.................................           3,986           1,274          3,510           5,673          1,770
 Net loss...........................................         (20,312)        (17,034)        (3,844)         (6,773)        (2,227)
 Net loss per common share - basic and diluted......         $ (1.11)        $ (1.19)      $  (0.35)       $  (0.70)       $ (0.25)
 Weighted average number of common
    shares outstanding..............................      18,370,640      14,286,318     10,967,299       9,677,384      8,794,160

                                                                                           December 31,
                                                             ----------------------------------------------------------------------
                                                                1997           1996            1995           1994           1993
                                                             ----------------------------------------------------------------------
BALANCE SHEET DATA:
 Cash and cash equivalents..........................         $  6,600       $ 10,735         $ 1,580         $ 2,540        $ 4,079
 Accounts receivable, net...........................           38,088         36,322          32,526          22,649          3,246
 Inventories, net...................................           17,779         20,139          14,730          10,450         10,758
 Total current assets...............................           63,085         68,354          48,978          35,761         18,661
 Total assets.......................................          147,249        141,137          88,108          71,682         45,428
 Bank loans and current portion of
   long-term debt...................................           53,805         41,214          33,103          27,977          3,590
 Total current liabilities..........................          109,384         80,939          54,725          40,992          7,371
 Long-term debt.....................................            7,215          2,423          10,515           2,223          1,485
 Stockholders' equity...............................           28,356         48,690          14,725          17,839         22,083

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion should be read in conjunction with the selected financial information of DNAP Holding and the financial statements and related notes of DNAP Holding included elsewhere in this Form 10-K.

OVERVIEW

     DNAP Holding engages in the production, distribution, and sale of fresh produce to wholesalers and retailers primarily in Mexico, the United States, and Canada. The business strategy of the Company consists of (i) vertical integration within the produce/agronomics industry, (ii) growth by acquisition of complementary businesses and (iii) access to basic technology to separate itself from others in the fresh produce business, as exemplified by the Merger with DNAP.

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

     DNAP Holding expects to capitalize on the combination of production, distribution, and technology strengths by focusing its longer-term business strategy on the development and commercialization of value-added, proprietary differentiated products that are developed with DNAP's technology. In preparing to exercise this strategy, DNAP Holding recently has sought to gain greater control over its production and distribution operations. In October 1997, DNAP Holding acquired the minority interests in IPHC and increased its ownership in ABSA to 80.0% as part of this strategy. The price for acquiring these interests was $14.7 million. With respect to ABSA, due to a provision in Mexican law that restricts foreign ownership of companies that own agricultural land in Mexico, the parent company of DNAP Holding, Bionova Mexico, purchased the remaining 20.0% interest in ABSA for $4.3 million.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenues for the year ended December 31, 1997, increased by 45.7%, or $88.2 million, as compared with 1996. Contributing most significantly to this increase were $26.3 million in revenues generated by the inclusion of DNAP and FWF, which were not part of the Company during the first nine months of 1996, and $51.6 million in revenues generated by the inclusion of Van Namen, which was not part of the Company during the first eleven months of 1996. Revenues were also positively affected by a $16.6 million increase at Interfruver, the Company's Mexican distribution subsidiary, which increased its revenues from $55.2 million in 1996 to $71.8 million in 1997. Revenues in the Company's U.S. and Canadian distribution businesses declined by $6.2 million. This decline was due primarily to two factors -- (i) weather and insect infestation problems severely affected ABSA's production during the second and third quarters of 1997 and (ii) a greater portion of the fresh produce from the Company's Mexican farming operations that might otherwise have been exported to the United States was sold in Mexico through Interfruver in the third and fourth quarters of 1997 due to the relatively higher fresh produce prices that prevailed in Mexico during this time period.

     Gross profit (sales less cost of sales) increased from $16.6 million in
1996 to $18.5 million in 1997.   DNAP and FWF contributed $5.5 million and Van
Namen contributed $2.4 million to the gross profit increase. Interfruver's gross profit increased by $0.7 million due to its higher sales. The gross profit of the U.S. distribution businesses declined by $0.5 million due primarily to ABSA's production shortfalls, and the effect of the production that was sold in the Mexican market because of the relatively higher price that prevailed during the third and fourth quarters. ABSA's decline in gross profit of $ 6.3 million stemmed from weather related problems during the first half of 1997 and the write down of inventories, receivables and property, plant and equipment recorded during the second and fourth quarters of 1997.

     Selling and administrative expenses increased from $16.2 million in 1996 to $26.7 million in 1997. This increase was primarily associated with the operational expenses of $ 5.3 million incurred by DNAP, FWF and Van Namen, which were not part of the Company during the three first quarters of 1996, and expenses of $5.2 million incurred by DNAP Holding, associated primarily with its legal, accounting, investor relations, and other overhead.

     Research and development expenses appeared in the Company's results of operations for the first time in the fourth quarter of 1996 after the merger with DNAP. This $5.1 million charge in 1997 as compared with a $1.2 million expense in 1996 reflects DNAP's research and product development costs for 1997.

     During 1997, the Company wrote off $2.8 million of purchased research and development in connection with the acquisition of the intellectual property assets of UAC, while in 1996 the Company wrote off $12.9 million of purchased research and development resulting from the merger with DNAP. Product programs in these companies were considered in-process since the products being developed were in various stages of development, have not been commercially introduced, and require additional research and development before such products can be produced and introduced to the marketplace. Accordingly, consistent with generally accepted accounting principles, purchased research and development must be charged off immediately to current income.

     The non-cash charge for amortization of goodwill, patents and trademarks increased by $1.4 million in 1997 as a result of recognizing a complete year of goodwill amortization related to the DNAP and Van Namen acquisitions in 1996 and the goodwill amortization associated with the 1997 purchase of the minority interests in ABSA and IPHC.

     Interest expense increased by $0.1 million in 1997 as compared with 1996 due to a lower rate of interest, offset to some extent by a higher average level of debt outstanding during 1997.

     Interest income decreased by $0.2 million in 1997 as compared with 1996 due to a lower interest rate generated by ABSA on its short-term investments and a lower level of advances to growers.

     In 1997, DNAP Holding experienced a net foreign exchange loss of $0.5 million as compared to a gain of $0.6 million in 1996. During 1997, the peso/dollar exchange rate remained relatively stable until the end of September, but in the fourth quarter the peso declined in value due to the volatility of the international currency markets. As a consequence, an exchange loss was experienced in 1997 by ABSA, whose functional currency is the U.S. dollar, due to its net peso monetary position.

     Other non-operating income in 1997 declined by $1.9 million due to reductions in subsidies received in connection with the special incentive program established in 1996 by various Mexican government and banking institutions for companies in the agriculture, fishing and forestry industries and the loss recorded on the sale of Van Namen. The special incentive program was terminated in June, 1997.

     Income tax expense decreased from $2.7 million in 1996 to $1.4 million in 1997. The decrease in income tax expense was due primarily to reduced income in the Company's U.S. and Mexican operations partially offset by taxes from income generated from European operations and additional taxes charged in connection with an expected settlement with the Internal Revenue Service regarding prior years' tax filings of R.B. Packing.

     For 1997, the share of losses allocable to minority interests was $4.0 million as compared with minority interest losses of $1.3 million in 1996.
These allocations of losses for the years of 1997 and 1996, respectively, were consistent with the minority positions held across the operating subsidiaries of the Company. The minority interest loss in 1997 includes an allocation of a portion of ABSA's and IPHC's results through July 31, 1997 (the effective date of the transaction agreed to by the parties) to the Batiz family, and of ABSA's results from August 1, 1997 through December 31, 1997 to Bionova Mexico.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     DNAP Holding's total revenues declined from $197.6 million in 1995 to $193.0 million in 1996. The primary components of this change were a $5.6 million decline in other service income, a $16.1 million decrease in

IPHC's U.S. and Canadian sales, partially offset by a $6.3 million increase in the sales of Interfruver in Mexico, and the inclusion of $8.2 million in sales generated from the partial year results of DNAP and Van Namen following their acquisition and merger into DNAP Holding. ABSA's revenues in 1996 and 1995 were $67.4 million and $61.7 million, respectively, of which $67.0 million and $57.8 million were intercompany sales (eliminated in consolidation). The decline in U.S. and Canadian sales reflected the effect of lower average realized prices of fresh produce sold during the first six months of the year and a reduction in ABSA's production for the U.S. market during the third quarter. This reduction in ABSA's production was a direct result of the Company's decision to terminate relationships with some of its growers in 1996 to improve product quality, build more stable relationships with its growers, and reduce credit losses. Interfruver's sales volume increased from 1995 to 1996 due to the addition of new commodities to the products sold by Interfruver, slightly higher prices due to improved brand name recognition and quality, and additional sales to a major Mexican retailer. Other service income from the sale of materials (seeds, fertilizer, etc.) to contract growers, net of costs, included in total revenues declined from 1995 to 1996 as a direct consequence of ABSA's decision to terminate relationships with some of its growers in 1996, to whom such materials are sold.

     Gross profit (sales less cost of sales) declined from $19.7 million in 1995 to $16.6 million in 1996. The negative effects of the lower average selling prices ($8.6 million) in the U.S. and Canada and the decline in service income ($5.6 million) in Mexico were offset to some extent by the incremental margin contribution by DNAP and Van Namen ($1.3 million and $.7 million, respectively) and lower cost of sales ($9.1 million). Included in the change in cost of sales is a reduction in the expense recorded in 1996 versus 1995 associated with the provisions for uncollectible grower and customer receivables ($2.0 million and $5.0 million in 1996 and 1995, respectively).

     Selling and administrative expenses increased from $14.6 million in 1995 to $16.2 million in 1996. This increase was primarily associated with expenses incurred by DNAP and Van Namen during the fourth quarter of 1996 after the Merger and acquisition, respectively, and their incorporation into DNAP Holding.


     Research and product development expenses appeared in DNAP Holding's results of operations for the first time in the fourth quarter of 1996. This $1.2 million expense item reflects DNAP's research and product development costs recorded in the fourth quarter.

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

     The non-cash charge for amortization of goodwill, patents and trademarks increased in 1996 due to the first quarter of amortization charges (recorded in the fourth quarter of 1996) emanating from the DNAP Merger and Van Namen acquisition, respectively.

     Interest expense decreased by $2.9 million in 1996, or 34%, versus 1995. This decrease was due to a decline in the average interest rate that DNAP Holding paid on its short-term debt during the year.

     Interest income declined from $3.5 million in 1995 to $2.2 million in 1996. This decline was due to a lower level of interest income generated by ABSA on its short-term investments and a lower level of advances to growers on which ABSA collected interest in 1996 versus 1995.

     In 1996, DNAP Holding experienced a net foreign exchange gain of $0.6 million as compared to a loss of $4.7 million in 1995. During 1996, the peso/dollar exchange rate remained relatively stable throughout the year. At the end of 1994 a significant devaluation of the Mexican peso took place with further declines experienced throughout 1995. As a consequence, large exchange losses were experienced in 1995 by ABSA, whose functional currency is the U.S. dollar, due to its net peso monetary position.

     Income tax expense increased from $2.1 million in 1995 to $2.7 million in
1996.   The increase was primarily due taxes on increased income from Mexican operations partially offset by a decline in taxes related to lower U.S. income.

     Other non-operating income in 1996 included a gain on the sale of property, plant and equipment of $.3 million and a subsidy of $1.7 million in connection with a special incentive program sponsored by various Mexican government and banking institutions for companies in the agriculture, fishing and forestry industries.

     During 1996, the share of losses allocable to minority interests was $1.3 million as compared with $3.5 million in 1995. The 1996 and 1995 allocations of losses are consistent with the minority positions held across the operating subsidiaries of the Company.

CAPITAL EXPENDITURES

     During 1997, the Company made capital investments of $6.4 million in
property, plant and equipment.   Of this amount $5.4 million was spent to
complete investment projects that ABSA initiated in 1996 in temperature-controlled storage space and equipment to reduce spoilage and enhance the quality of its products, and the remaining $0.8 million was invested primarily by the distribution companies.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company had a negative working capital position of $46.3 million as compared with a negative position of $12.6 million at the end of 1996. The major factors contributing to this significant change in position were (i) the short-term financing required to fund the acquisition of the minority interests in ABSA and IPHC, (ii) the acquisition of the intellectual property of UAC, and (iii) the cash used in conjunction with the operating losses sustained by the Company during 1997.

     For the year ended December 31, 1997, the Company used $14.8 million of
cash in operating activities.   The great majority of this cash usage in
operations was associated with the losses sustained by the Company (net loss of $20.3 million), offset to an extent by non-cash items ($6.7 million). The increase in accounts receivable and advances to growers of $1.8 million reflected a higher level of sales in December 1997 as compared with the sales in December 1996 and new projects initiated with growers during 1997. Accounts payable and accrued expenses declined by $1.9 million during 1997, which was primarily a result of ABSA's refinancing of the high level of payables it held during the 1996-97 growing season with bank loans. An additional $0.8 million is reflected in accounts payable and accrued expenses in the Consolidated Statement of Cash Flows in 1997 reflecting the loss on the divestiture of Van Namen. The decline in inventories of $2.4 million was a consequence of write-offs taken by ABSA in 1997.

     In addition to the capital expenditures discussed above, investment requirements reflected in the cash flows included the Company's acquisition of the minority interests in ABSA and IPHC ($7.5 million in cash), the acquisition of the intellectual property of UAC ($2.6 million), and the payment of the 1996 Van Namen and Interfruver earn-outs ($0.6 million).

     Cash provided by financing activities in 1997 totaled $26.6 million. The great majority of this cash was received in the form of credit lines from banking institutions ($10.2 million) and from ELM ($14.1 million).

     In addition, as part of the purchase of the minority interests in ABSA and IPHC, of the $14.7 million purchase price, $7.2 million was provided in the form of debt instruments which become due in certain installments, with interest, in 1998, 1999, and 2000.

     The Company is in the process of negotiating longer-term arrangements to finance its recent acquisitions and the balance of its needs, and, given the decline in its equity position over the past year, is also considering a variety of approaches to reduce its heavy level of debt and improve its equity position. The Company also has received assurances from ELM for the next year that ELM will continue to provide for the Company's short-term financing needs, as required.

IMPACT OF THE YEAR 2000 ISSUE

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company recently undertook a review of the status of its preparedness for the year 2000. It was determined from this review that all of the Company's
U. S. and Canadian subsidiaries have already updated their systems and are ready for the year 2000, with the exception of R.B. Packing. R.B. Packing will begin a review of its systems in the second quarter of 1998. The Company's Mexican subsidiaries, ABSA and Interfruver, have already identified their requirements and are in the process of updating their systems.

     The costs of the year 2000 modifications to date have been small and have not had a material impact on the Company's financial statements. The Company does not expect that the changes for the Company's subsidiaries that are in the process, or will begin a process of conversion, will have a material affect on its results of operations in future years. However, there can be no guarantee that the future costs will not be significant, and in the case of R.B. Packing, it is still too early to say with any certainty. Specific factors that might cause costs to be significant include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report on Form 10-K includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "Notes to the Consolidated Financial Statements" located elsewhere herein regarding the Company's financial position, business strategy, prospects, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during 1998, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

     MANAGEMENT INFORMATION SYSTEMS AND CONTROLS. The Company's business has undergone rapid growth. As a result of this rapid growth, significant strains have been placed on the management, operations and financial resources of the Company's subsidiaries. The realization of the business strategy for the Company and its subsidiaries will be dependent upon, among other things, the ability of the Company to adapt management information systems and controls and to hire, train and retain qualified employees to allow the operations thereof to be effectively managed. The geographic separation of the operations of the Company's subsidiaries exacerbates these issues.

     HISTORICAL LOSSES AND ACCUMULATED DEFICITS. DNAP Holding sustained losses in 1996 and 1997. There is no assurance that some of the factors that caused these historical losses will not be present in future periods or that the Company will be profitable in the future.

     POSSIBLE NEED FOR ADDITIONAL FINANCING. The projected cash flows from operations and existing capital resources of the Company, including existing credit lines, may not be sufficient to permit the Company to pursue proposed business strategies to acquire additional producers, distributors, marketers and additional rights to technologies. Therefore, the ability to pursue such acquisitions may be dependent upon the Company's ability to obtain additional capital, which could result in the incurrence of additional debt or potentially dilutive issuances of additional equity securities. There can be no assurance that the Company will be successful in obtaining such capital and, as a result, may be restricted in its pursuit of its future growth and acquisition strategies.

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

     GOVERNMENTAL AND ECONOMIC RISKS ASSOCIATED WITH FOREIGN OPERATIONS. Nearly all of the growing and approximately 25% of the Company's sales occur in Mexico. Nearly 7% of the Company's sales occurs in Canada. Foreign operations such as those conducted by the Company, especially in countries with volatile economies, are subject to political and economic risks, including political instability, currency controls, currency devaluations, exchange rate fluctuations, increased credit risks, inflation, foreign tax laws, changes in import/export or other regulations and tariff and freight rates. Political and other factors beyond the Company's control, including without limitation those factors discussed below, could have a materially adverse effect on the Company's operations.

     CURRENCY FLUCTUATIONS AND INFLATION. The currency exchange rates in Mexico have historically been volatile. For example, in December 1994, the Mexican government announced its intention to float the Mexican peso against the United States dollar and, as a result, the peso devalued over 40% relative to the dollar during that month. Such exchange rate fluctuations impact the business of the Company's subsidiaries. If the value of the peso decreases relative to the value of the dollar, then (i) imports of produce into Mexico for distribution by the Company's subsidiaries become more expensive in peso terms and therefore more difficult to sell in the Mexican market and (ii) inflation that generally accompanies reductions in the value of the peso reduces the purchasing power of Mexican consumers, which reduces the demand for all products including produce and, in particular, imported, branded or other premium-quality produce. Conversely, if the value of the peso increases relative to the value of the dollar, Mexican production costs increase in dollar terms, which results in lower margins or higher prices with respect to produce grown in Mexico and sold in the United States and Canada.

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

     AVAILABILITY OF SUPPLY. ABSA relies on agricultural land leased from others and production associations with other growers for a large part of its supply. If the other parties to these leases and other arrangements were to choose not to renew their agreements with ABSA, ABSA would be required to locate alternate sources of supply and/or land or, in some cases, to pay increased rents for land. In addition to increased rental rates, increases in land costs could result from increases in water charges, property taxes and related expenses.

     DEPENDENCE ON ONE SUPPLIER. One grower in Baja California, Santa Cruz Empacadora, S. de R.L. de C.V., accounted in 1997 for approximately 11% of the consolidated sales of the Company's subsidiaries. ABSA has entered into one-year production association agreements with this grower for each of the past two years and expects to continue to do so, but there can be no assurance that the grower will continue to be willing to enter into such agreements with ABSA on terms satisfactory to ABSA.

     GOVERNMENTAL REGULATION. The U.S. activities of the Company's subsidiaries are subject to extensive regulation by the Food and Drug Administration, the United States Department of Agriculture, the Environmental Protection Agency, and other federal and state regulatory agencies in the United States.
Similarly, the Mexican activities of the Company's subsidiaries are subject to extensive regulation by the Secretaria de Agricultura, Ganaderia y Desarrollo Rural, the Secretaria de Salud, and other federal and state regulatory agencies in Mexico. Also, certain of the Company's products may require regulatory approval or notification in the United States or in other countries in which they are tested, used or sold. The regulatory process may delay research, development, production, or marketing and require more costly and time-consuming procedures, and there can be no assurance that requisite regulatory approvals or registration of certain of its current or future genetically engineered products will be granted on a timely basis.

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

                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Stockholders of
  DNAP Holding Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of DNAP Holding Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Diego, California
February 20, 1998

                           DNAP HOLDING CORPORATION

                          CONSOLIDATED BALANCE SHEET
                          Thousands of U.S. Dollars

                                                                          December 31,
                                                                      --------------------
                                                                         1997       1996
                                                                      ---------   --------
ASSETS
Current assets:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .      $   6,600   $ 10,735
Accounts receivable, net . . . . . . . . . . . . . . . . . . . .         32,777     30,941
Advances to growers. . . . . . . . . . . . . . . . . . . . . . .          5,311      5,381
Inventories, net . . . . . . . . . . . . . . . . . . . . . . . .         17,779     20,139
Other current assets.. . . . . . . . . . . . . . . . . . . . . .            618      1,158
                                                                      ---------   --------
          Total current assets . . . . . . . . . . . . . . . . .         63,085     68,354
                                                                      ---------   --------
Property, plant and equipment, net.. . . . . . . . . . . . . . .         36,520     35,446
Patents and trademarks, net. . . . . . . . . . . . . . . . . . .         13,258     14,492
Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . . .         30,792     19,323
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .          3,279      2,850
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .            315        672
                                                                      ---------   --------
          Total assets . . . . . . . . . . . . . . . . . . . . .       $147,249   $141,137
                                                                      ---------   --------
                                                                      ---------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans. . . . . . . . . . . . . . . . . . . . . .       $ 51,217   $ 32,110
Current portion of long-term debt. . . . . . . . . . . . . . . .          2,588      9,104
Accounts payable and accrued expenses. . . . . . . . . . . . . .         28,915     30,773
Accounts due to related parties. . . . . . . . . . . . . . . . .         21,949      5,548
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .          4,715      3,404
                                                                      ---------   --------
          Total current liabilities. . . . . . . . . . . . . . .        109,384     80,939
                                                                      ---------   --------
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . .          7,215      2,423
                                                                      ---------   --------
          Total liabilities... . . . . . . . . . . . . . . . . .        116,599     83,362
                                                                      ---------   --------
Minority interest... . . . . . . . . . . . . . . . . . . . . . .          2,294      9,085
                                                                      ---------   --------
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized,
   no shares issued and outstanding. . . . . . . . . . . . . . .           --         --
Common stock, $.01 par value, 25,000,000 shares authorized,
   18,370,640 shares issued and outstanding. . . . . . . . . . .            184        184
Additional paid-in capital . . . . . . . . . . . . . . . . . . .         78,720     78,535
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .        (50,240)   (29,928)
Cumulative translation adjustment... . . . . . . . . . . . . . .           (308)      (101)
                                                                      ---------   --------
Total stockholders' equity . . . . . . . . . . . . . . . . . . .         28,356     48,690
                                                                      ---------   --------
          Total liabilities and stockholders' equity . . . . . .       $147,249   $141,137
                                                                      ---------   --------
                                                                      ---------   --------

     The accompanying notes are an integral part of these financial statements.

                              DNAP HOLDING CORPORATION

                        CONSOLIDATED STATEMENT OF OPERATIONS
                             Thousands of U.S. Dollars
                             (except per share amounts)

                                                                           Year ended December 31,
                                                                 ----------------------------------------
                                                                    1997           1996          1995
                                                                 ----------     ----------     ----------
Total revenues . . . . . . . . . . . . . . . . . . . . . . .     $  281,198     $  192,985     $  197,586
                                                                 ----------     ----------     ----------
Cost of sales. . . . . . . . . . . . . . . . . . . . . . . .       (262,713)      (176,353)      (177,883)
Selling and administrative expenses. . . . . . . . . . . . .        (26,660)       (16,195)       (14,608)
Research and development expenses  . . . . . . . . . . . . .        (5,072)         (1,244)          --
Purchased research and development . . . . . . . . . . . . .         (2,815)       (12,900)          --
Amortization of goodwill, patents and trademarks . . . . . .         (2,407)        (1,008)          (538)
                                                                 ----------     ----------     ----------
                                                                   (299,667)      (207,700)      (193,029)
                                                                 ----------     ----------     ----------

Operating (loss) income. . . . . . . . . . . . . . . . . . .        (18,469)       (14,715)         4,557
                                                                 ----------     ----------     ----------

Interest expense . . . . . . . . . . . . . . . . . . . . . .         (5,704)        (5,651)        (8,521)
Interest income. . . . . . . . . . . . . . . . . . . . . . .          1,964          2,169          3,490
Exchange (loss) gain , net . . . . . . . . . . . . . . . . .           (481)           569         (4,748)
Other non-operating (expense) income . . . . . . . . . . . .           (182)         2,058           --
                                                                 ----------     ----------     ----------
                                                                     (4,403)          (855)        (9,779)
                                                                 ----------     ----------     ----------

Loss before income tax . . . . . . . . . . . . . . . . . . .        (22,872)       (15,570)        (5,222)

Income tax expense . . . . . . . . . . . . . . . . . . . . .         (1,426)        (2,738)        (2,132)
                                                                 ----------     ----------     ----------

Loss before minority interest. . . . . . . . . . . . . . . .        (24,298)       (18,308)        (7,354)

Minority interest in net loss of subsidiaries. . . . . . . .          3,986          1,274          3,510
                                                                 ----------     ----------     ----------

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .     $  (20,312)    $  (17,034)    $   (3,844)
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------

Net loss per share - basic and diluted . . . . . . . . . . .     $    (1.11)    $    (1.19)    $    (0.35)
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------

Weighted average number of common shares outstanding . . . .     18,370,640     14,286,318     10,967,299


     The accompanying notes are an integral part of these financial statements.

                            DNAP HOLDING CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            Thousands of U.S. Dollars

                                                Common            Additional                 Cumulative                   Total
                                                Shares     Common  Paid-in    Contributed    Translation  Accumulated  Stockholders'
                                               Outstanding  Stock   Capital      Capital      Adjustment     Deficit      Equity
                                              ----------------------------------------------------------------------------------
Balance at December 31, 1994 .............                                      $ 26,912        $ (23)     $ (9,050)     $17,839
Investment by Bionova, S.A. de C.V. ......                                           936                                     936
Net Loss .................................                                                                   (3,844)      (3,844)
Translation adjustment ...................                                                       (206)                      (206)
                                              ----------------------------------------------------------------------------------
Balance at December 31, 1995 .............                                        27,848         (229)      (12,894)      14,725
Issuance of shares for cash upon the
   formation of Bionova, U.S. Inc. .......        25,000            $    25                                                   25
Issuance of shares for cash and upon
   transfer of Bionova, S.A. de C.V.'s
   interests in the Bionova subsidiaries..       270,922   $  3      32,845      (27,848)                                  5,000
Issuance of shares to Bionova, S.A. de
   C.V. prior to the merger...............        52,800      1       5,279                                                5,280
Shares issued to DNA Plant Technology
   stockholders upon consummation
   of the merger..........................     5,511,192     55      32,511                                               32,566
Shares issued to Bionova International,
   Inc. in connection with merger and
   capital contribution...................    12,510,726    125       7,875                                                8,000
Net loss..................................                                                                     (17,034)  (17,034)
Translation adjustment....................                                                        128                        128
                                              ----------------------------------------------------------------------------------
Balance at December 31, 1996..............    18,370,640    184      78,535           --         (101)         (29,928)   48,690

Options issued in conjunction with UAC
    acquisition...........................                              185                                                  185
Net loss..................................                                                                     (20,312)  (20,312)
Translation adjustment....................                                                       (207)                      (207)
                                              ----------------------------------------------------------------------------------
Balance at December 31, 1997..............    18,370,640   $184     $78,720           --        $(308)        $(50,240) $ 28,356
                                              ----------------------------------------------------------------------------------
                                              ----------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                           DNAP HOLDING CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                          Thousands of U.S. Dollars

                                                                               Year Ended December 31,
                                                                          -----------------------------------
                                                                             1997         1996        1995
                                                                          ----------   ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $(20,312)    $(17,034)    $ (3,844)
Items not affecting cash:
     Minority interest.. . . . . . . . . . . . . . . . . . . . . . . .      (3,986)      (1,274)      (3,510)
     Depreciation... . . . . . . . . . . . . . . . . . . . . . . . . .       3,938        2,244        2,805
     Amortization of goodwill, patents and trademarks. . . . . . . . .       2,407        1,008          538
     Purchased research and development. . . . . . . . . . . . . . . .       2,815       12,900
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .         882        1,986        2,132
     Write-off of property, plant and equipment... . . . . . . . . . .         943         --           --
     Loss (gain) from sale of property, plant and equipment. . . . . .        (321)        (325)        --
Net changes (exclusive of acquisitions) in:
     Accounts receivable and advances to growers, net. . . . . . . . .      (1,766)       5,675       (9,876)
     Inventories.. . . . . . . . . . . . . . . . . . . . . . . . . . .       2,360       (4,951)      (4,280)
     Other assets .... . . . . . . . . . . . . . . . . . . . . . . . .         897          (35)        (733)
     Accounts payable and accrued expenses . . . . . . . . . . . . . .      (2,690)       5,627        4,548
                                                                          ----------   ----------  ----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES. . . . . . . . . .     (14,833)       5,821      (12,220)
                                                                          ----------   ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of intellectual property. . . . . . . . . . . . . . .      (2,630)        --           --
     Advances to DNAP prior to merger, net of cash acquired. . . . . .        --         (6,664)        --
     Acquisitions, net of cash acquired... . . . . . . . . . . . . . .      (8,188)      (1,221)      (2,026)
     Purchases of property, plant and equipment... . . . . . . . . . .      (6,444)      (7,104)      (4,214)
     Proceeds from sale of property, plant and equipment . . . . . . .         564          535
     Loss on divestiture of subsidiary . . . . . . . . . . . . . . . .         832         --           --
                                                                          ----------   ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES. . . . . . . . . . . . . . . . .     (15,866)     (14,454)      (6,240)
                                                                          ----------   ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net changes in short-term borrowings. . . . . . . . . . . . . . .      19,107       (2,142)        --
     Proceeds from bank loans and other debtors... . . . . . . . . . .         267       34,556       13,122
     Repayment of long-term debt.. . . . . . . . . . . . . . . . . . .      (9,211)     (35,451)        --
     Accounts due to related parties.... . . . . . . . . . . . . . . .      16,401        2,520        2,506
     Investment by Bionova, S.A. de C.V.  .... . . . . . . . . . . . .        --         18,305          936
     Investment by minority interests. . . . . . . . . . . . . . . . .        --           --            936
                                                                          ----------   ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . . . . .      26,564       17,788       17,500
                                                                          ----------   ----------  ----------
Net (decrease) increase in cash and cash equivalents.. . . . . . . . .      (4,135)       9,155         (960)
Cash at beginning of year. . . . . . . . . . . . . . . . . . . . . . .      10,735        1,580        2,540
                                                                          ----------   ----------  ----------
Cash at end of  year.. . . . . . . . . . . . . . . . . . . . . . . . .    $  6,600     $ 10,735     $  1,580
                                                                          ----------   ----------  ----------
                                                                          ----------   ----------  ----------
SUPPLEMENTAL CASH FLOW DATA
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  4,915     $  4,438     $  4,578
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . .         294        1,693          996
NON-CASH INVESTING AND FINANCING ACTIVITIES
Contribution of Bionova, S.A. de C.V. investment in subsidiaries for
   Common stock... . . . . . . . . . . . . . . . . . . . . . . . . . .        --         27,848         --
Patents and trademarks resulting from merger with DNA Plant
   Technology Corporation. . . . . . . . . . . . . . . . . . . . . . .        --         14,800         --
Options issued in connection with UAC acquisition... . . . . . . . . .         185         --           --
Issuance of promissory notes in the acquisition of the minority
   interests of  ABSA and IPHC . . . . . . . . . . . . . . . . . . . .       7,220         --           --

     The accompanying notes are an integral part of these financial statements.

                           DNAP HOLDING CORPORATION

                Notes to the Consolidated Financial Statements
                       December 31, 1997, 1996 and 1995


NOTE 1 - BASIS OF PRESENTATION

DNAP Holding Corporation, a Delaware corporation (together with its subsidiaries, "DNAP Holding" or the "Company"), a subsidiary of Bionova, S.A. de C.V. ("Bionova Mexico"), a Mexican corporation, was formed on January 12, 1996, and originally named Bionova U.S. Inc., to be the holding company of a consolidated group, which includes certain former subsidiaries of Bionova Mexico (the "Bionova Subsidiaries") and, after consummation of the merger discussed below effective September 26, 1996, DNA Plant Technology Corporation and its subsidiaries (DNAP). Today, the Company acts as a holding company for (i) Agricola Batiz, S.A. de C.V., of which the Company owns 80.0% ("ABSA"), (ii) International Produce Holding Company, of which the Company owns 100.0% ("IPHC"), (iii) DNA Plant Technology Corporation, of which the Company owns 100.0% ("DNAP"), and (iv) VPP Corporation, of which the Company owns 100.0% ("VPP"). As of July 1, 1996 and the date of the Merger, the Bionova Subsidiaries consisted of majority interests in ABSA and IPHC. On October 7, 1997, the Company acquired all of the minority interests in IPHC and increased its ownership interest in ABSA to 80.0%.

THE COMPANY AND THE BIONOVA SUBSIDIARIES

On January 26, 1996, the Company issued 25,000 shares to Bionova Mexico in exchange for a capital contribution of $25,000 and borrowed $5 million from Bionova Mexico under a demand note agreement, at a fixed interest rate of 10.25%.

On July 1, 1996, Bionova Mexico transferred its interest in the Bionova Subsidiaries to the Company and $5 million in cash in exchange for 270,922 common shares and acquired an additional 2,800 common shares of the Company for $280,000 on August 1, 1996. Additionally, Bionova Mexico contributed the $5 million demand note in exchange for 50,000 common shares on August 2, 1996. On August 5, 1996, Bionova Mexico contributed its shares of the Company's common stock to its wholly-owned subsidiary, Bionova International, Inc.

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

                                               SHARES  FAIR MARKET  FAIR MARKET
                                          OUTSTANDING    VALUE PER        VALUE
                                    (000'S OF SHARES)        SHARE     ($000'S)
                                    -------------------------------------------
 DNAP common stock ...............             45,676      $ 0.531     $24,254
 DNAP $2.25 Convertible
   Exchangeable Preferred Stock...              1,380        3.125       4,312
                                                                      ---------
                                                                        28,566
 Costs incurred by Bionova Mexico
   associated with the Merger ....                                       4,000
                                                                      ---------
                                                                       $32,566
                                                                      ---------
                                                                      ---------

The purchase price was allocated to the following items based on a valuation of the intangibles by an independent appraiser.

                                                          ($000'S)
                                                        ----------
 Patents and trademarks . .......................         $14,800
 Research and development .......................          12,900
 Goodwill .......................................          10,528
 Net liabilities of DNAP at fair value. .........          (5,662)
                                                        ----------
                                                          $32,566
                                                        ----------
                                                        ----------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Consolidation

The consolidated financial statements include DNAP Holding Corporation and all of its wholly-owned and majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. Acquired businesses are included in the results of operations since their acquisition dates. Divested businesses are included in the results of operations until their divestiture dates. The minority stockholders' interest in the majority-owned subsidiaries' financial position and results of operations is presented as a minority interest in the Company's consolidated financial statements.

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

c.   Revenue recognition

PRODUCE SALES

The Company sells produce on its own account and on behalf of growers and other parties on a commissioned basis. Revenue from such sales is recognized when the produce is shipped, net of an allowance for estimated returns.
Since the Company bears the risk of loss for collection of sales proceeds for sales on behalf of growers and other parties on which commissions are earned, the associated sales are recognized at the gross sales amounts, net of an allowance for estimated returns or other credits. In the consolidated results of operations, 1997, 1996, and 1995 sales recognized on a commissioned basis and the related commissions earned were as follows:

                                                   ($000'S)
                                            YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------
                                    1997             1996               1995
                                 ----------       -----------        ----------
 Sales ....................       $98,882          $30,455           $35,080
 Commissions earned .......         9,132            3,253             3,189

PRODUCT DEVELOPMENT ACTIVITIES

Revenue from product development activities is recognized during the period the Company performs the development efforts in accordance with the term of the agreements and activities undertaken. The revenue is recognized as earned over the term of the agreement, in accordance with the performance effort. Revenue that is related to future performance under such agreements is deferred and recognized as revenue when earned.

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

i.   Goodwill

Goodwill consists principally of excess purchase price over net tangible assets of businesses acquired. Goodwill is amortized on a straight-line basis over twenty years. Amortization of goodwill amounted to $1.174 million, $0.700 million, and $0.538 million in 1997, 1996 and 1995, respectively. Accumulated amortization was $3.149 million and $1.975 million at December 31, 1997 and 1996, respectively.

j.   Patents and trademarks

The costs of obtaining patents are expensed as incurred. Acquired patents and trademarks are capitalized and amortized using the straight-line method over their estimated useful lives. During 1997 and 1996, the Company recorded amortization expense of $1.233 million and $0.308 million, respectively.

k.   Research and product development costs

All research and product development costs incurred or acquired are expensed.

l.   Stock based compensation

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense.

m.   Concentration of credit risks

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

o.   Income taxes

Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax liability or asset is established for the expected future tax consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities. Deferred income tax expense or benefit represents the net change during the year in the deferred income tax liabilities or assets. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be "more likely than not" realized in future tax returns.

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

For subsidiaries whose activities are recorded in currencies which are not their functional currency and any subsidiaries located in a hyperinflationary environment, i.e. countries with inflation exceeding 100% over the prior three years (which in the case of DNAP Holding includes all Mexican subsidiaries), the components of the financial statements are translated as follows:

BALANCE SHEET:
Current assets, except inventories . . . . . . . . . . year-end
Inventories. . . . . . . . . . . . . . . . . . . . . . historical
Liabilities. . . . . . . . . . . . . . . . . . . . . . year-end
Property, plant and equipment. . . . . . . . . . . . . historical
Stockholders' equity.. . . . . . . . . . . . . . . . . historical

RESULTS OF OPERATIONS:
Sales... . . . . . . . . . . . . . . . . . . . . . . . historical
Cost of sales... . . . . . . . . . . . . . . . . . . . historical
Depreciation and amortization... . . . . . . . . . . . historical
Interest . . . . . . . . . . . . . . . . . . . . . . . monthly average
Other expenses and income. . . . . . . . . . . . . . . monthly average
Income taxes.. . . . . . . . . . . . . . . . . . . . . monthly average

Gains and losses in re-measurement arise mainly from the effect of exchange rate fluctuations on net monetary items denominated in pesos and are included in results of operations.

r.   Net loss per common share

The Company adopted Statement of Financial Accounting Standard No. 128 ("FAS 128"), "Earnings per Share," for fiscal 1997 and retroactively restated all prior periods to conform with FAS 128 as required. Basic net income per common share is computed as net income divided by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed as net income divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period.

s.   Employee benefit plan

DNAP has a savings and retirement plan and trust (the "401(k) Plan") available to all eligible employees of DNAP. An eligible employee may elect to defer, in the form of contributions to the 401(k) Plan, between 1% and 15% (in 1% increments) of the total compensation that would otherwise be paid to the employee, subject to annual contribution limitations. An employee's contributions are invested at the direction of the employee in various investment options and are fully vested and non-forfeitable immediately upon contribution. The 401(k) Plan provides for DNAP contributions in the form of common stock or cash, not to exceed 3% of elective salary deferral contributions. During 1997 and 1996, DNAP's cash contributions to the 401(k) Plan were approximately $0.082 million and $0.017 million, respectively.

t.   Reclassification of costs

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 - ACQUISITIONS, MERGERS, AND DIVESTITURES

In 1994 and 1995, Bionova Mexico and its subsidiaries acquired control of the following companies:

     - During 1994, Bionova Mexico made a capital contribution toward the formation of Premier Fruits & Vegetables BBL, Inc. (Premier) in the amount of $161,000 in cash, representing an 80% share of the capital stock. This investment was contributed to IPHC in December, 1994.

     - During December 1994, Bionova Mexico acquired 51% of IPHC for $2.2 million in cash. This U.S. company distributes fresh produce in the United States and Canada through its subsidiaries, R.B. Packing, Inc., R.B. Packing of California, Inc., R.B. Packing of Texas, Inc. (all 100% owned), Tanimura Distributing, Inc. (75% owned), Premier (80% owned), and in 1997 in Europe, the Middle East, and the Far East through its acquisition of Royal Van Namen (discussed below). The goodwill resulting from this 1994 acquisition amounted to $0.675 million.

     - In January 1995, ABSA acquired a 50.01% stake in Interfruver de Mexico, S.A. de C.V. (Interfruver), a Mexican distributor of fresh produce, for $2.055 million in cash, resulting in the recognition of goodwill of $1.94 million. The agreement to acquire Interfruver established that, in addition to the purchase price mentioned above, a contingent pay out of $2.0 million could be due to the sellers (the minority stockholders) on an earn out basis over a four-year period beginning in 1995. This contingent payment will result in an adjustment of the original purchase price and a corresponding increase in goodwill and related amortization in the future. No amounts were
          due or paid in 1995 and 1996 under this agreement.   While the amount
          has not yet been determined by the company, a payment will be made in the second quarter of 1998 representing the earn out for 1997.

The following table summarizes the net investment by Bionova Mexico in the subsidiaries acquired through December 31, 1995, which were contributed to the Company in 1996.

                                                            ($000'S)
                                                     ----------------------
                                                          DECEMBER 31,
                                                     ----------------------
                                                       1996           1995
                                                     --------       -------
COMPANY ACQUIRED
ABSA. . . . . . . . . . . . . . . . . . . . .        $25,296        $24,360
Tanimura... . . . . . . . . . . . . . . . . .            191            191
IPHC. . . . . . . . . . . . . . . . . . . . .          2,200          2,200
Premier . . . . . . . . . . . . . . . . . . .            161            161
                                                     --------       -------
Total . . . . . . . . . . . . . . . . . . . .        $27,848        $26,912
                                                     --------       -------
                                                     --------       -------

These acquisitions were accounted for under the purchase method. The companies are included in the consolidated financial statements since the date of their acquisition. Tanimura and Premier had no operations prior to their formation with Bionova Mexico as the controlling stockholder.

In 1996, 1997, and through February, 1998, the Company and its subsidiaries made the following acquisitions and divestitures:

     - In November 1996, IPHC acquired a 51% stake in Royal Van Namen (Van Namen), a distributor of fresh produce located in The Netherlands, for $1.475 million in cash, resulting in the recognition of minimal goodwill. In addition, the Company made an earn-out payment in 1997 for 1996 performance of $0.277 million. In February, 1998 the Company sold its entire 51% interest in Van Namen for $0.9 million. The loss on the sale was recognized in the 1997 accounts, and amounted to $0.832 million. Revenues, operating profit, and income before income tax recorded in the the consolidated statement of operations for Van Namen in 1997 were $54.843 million, $0.486 million, and $0.355 million, respectively.

     - In August 1997, the Company, through its recently formed, wholly owned subsidiary, VPP, acquired the intellectual property assets of United Agricorp, Inc. ("UAC"), including all of UAC's rights to and under technology, issued patents, trademarks, trade secrets, know-how and all similar rights. DNAP had been performing work under a research agreement with UAC since 1995 in the area of genetic modifications of strawberries to improve various traits. The purchase price for UAC's technology assets was $2.8 million. In connection with the transaction, in consideration for certain non-competition and indemnification commitments made by UAC's major stockholder, the Company issued options to purchase 100,000 shares of the Company's common stock. The exercise price of these options was the market price of the common stock on August 27, 1997.

     - In October 1997, the Company completed its acquisition of the minority interests in IPHC and increased its ownership in ABSA to 80.0% (the effective date of the transaction agreed to by the parties was July 31, 1997 for purposes of allocating minority income and losses). The price for acquiring these interests was $14.7 million. The goodwill resulting from the acquisition of these interests was $12.1 million.


The following unaudited pro forma results of operations assume that the Merger had been consummated on January 1, 1995 and the acquisition of the minority interests in ABSA and IPHC had been consummated on January 1, 1996. Further, as Van Namen was sold in February 1998, the 1996 and 1997 results have been adjusted to exclude its results of operations.

                                                                          ($000's)
                                                                          PRO FORMA
                                                                         (UNAUDITED)
                                                                   YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                              1997           1996           1995
                                                          -----------    -----------    -----------
Net sales.............................................       227,184        200,448        211,935
Net loss (1)..........................................       (20,949)       (14,566)       (18,347)
Loss per common share -- basic and diluted............      $  (1.14)      $  (1.02)      $  (1.67)
Pro forma weighted average common shares
 outstanding..........................................    18,370,640     14,286,318     10,967,299

(1) does not include the $2.8 million and $12.9 million write-off of purchased research and development in 1997 and 1996, respectively.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable were comprised of the following:

                                                               ($000'S)
                                                             DECEMBER 31,
                                                        ----------------------
                                                           1997         1996
                                                        ---------     --------
Trade . . . . . . . . . . . . . . . . . . . . . .         $29,626      $27,192
Recoverable value-added tax.... . . . . . . . . .           1,305        1,338
Officers and employees. . . . . . . . . . . . . .             121          287
Sundry debtors. . . . . . . . . . . . . . . . . .           3,762        4,104
Related parties.. . . . . . . . . . . . . . . . .             690           39
                                                        ---------     --------
                                                           35,504       32,960
Allowance for doubtful accounts and returns . . .          (2,727)      (2,019)
                                                        ---------     --------
                                                          $32,777      $30,941
                                                        ---------     --------
                                                        ---------     --------

The Company sells its produce primarily to retailers and wholesalers in the United States, Mexico and Canada. No single customer accounted for more than 5% of the Company's sales, and there were no significant accounts receivable from a single customer at December 31, 1997 or 1996.

NOTE 5 - ADVANCES TO GROWERS

                                                               ($000'S)
                                                             DECEMBER 31,
                                                        ----------------------
                                                           1997         1996
                                                        ---------     --------
Advances to growers . . . . . . . . . . . . . . .        $4,295        $5,050
Advances to related parties.. . . . . . . . . . .         1,016           331
                                                        ---------     --------
                                                         $5,311        $5,381
                                                        ---------     --------
                                                        ---------     --------

The Company has agreements with certain produce growers in Mexico and in the United States, whereby a significant portion of growing costs are paid in advance by the Company. The growing costs are recorded as advances to growers and are recognized as a component of cost of produce sales when the produce is sold. The advances in Mexico ($4.569 million and $4.172 million at December 31, 1997 and 1996, respectively) in some cases are secured by promissory notes and/or the right to use the acreage of the grower if the advances are not repaid. Advances to growers in the United States ($0.742 million and $1.209 million at December 31, 1997 and 1996, respectively) are generally not collateralized.

Advances earned interest at 14% per annum in 1997 and 12% per annum in 1996 and 1995. Interest income from these advances amounted to $0.651 million, $0.884 million, and $0.811 million during the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 6 - INVENTORIES

Inventories were comprised of the following:

                                                               ($000'S)
                                                             DECEMBER 31,
                                                        ----------------------
                                                           1997         1996
                                                        ---------     --------
Finished produce... . . . . . . . . . . . . . . .        $ 1,815      $ 2,047
Growing crops.. . . . . . . . . . . . . . . . . .          9,974       11,317
Advances to suppliers.. . . . . . . . . . . . . .            316        1,274
Spare parts and materials . . . . . . . . . . . .          4,821        5,301
Merchandise in transit and other. . . . . . . . .            980          752
                                                        ---------     --------
                                                          17,906       20,691
Allowance for slow moving inventory . . . . . . .           (127)        (552)
                                                        ---------     --------
                                                         $17,779      $20,139
                                                        ---------     --------
                                                        ---------     --------

NOTE 7 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment was comprised of the following:

                                                            ($000'S)
                                                          DECEMBER 31,
                                              -------------------------------------
                                                                        ESTIMATED
                                                 1997         1996     USEFUL LIFE
                                              ---------     --------  -------------
Land. . . . . . . . . . . . . . . . . . . . .  $10,993      $10,399
Buildings.. . . . . . . . . . . . . . . . . .   10,672        9,570       25 years
Machinery and equipment.. . . . . . . . . . .   13,364       12,629       15 years
Office equipment. . . . . . . . . . . . . . .    2,232        1,932        4 years
Transportation equipment... . . . . . . . . .    3,383        2,455       10 years
Vineyards and agricultural tools. . . . . . .    2,471        2,268        3 years
Land improvements and others... . . . . . . .    2,638        1,975       13 years
                                              ---------     --------
                                                45,753       41,228
Accumulated depreciation and amortization . .   (9,233)      (5,782)
                                              ---------     --------
                                               $36,520      $35,446
                                              ---------     --------
                                              ---------     --------


Equipment amounting to $2.150 million and $2.370 million at December 31, 1997 and 1996, respectively, has been recorded under capitalized leases and included above. Related accumulated depreciation amounted to $0.582 million and $0.594 million at December 31, 1997 and 1996, respectively, and the related depreciation expense amounted to $0.192 million, $0.126 million and $0.317 million for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 8 - BANK LOANS AND LONG-TERM DEBT

SHORT-TERM LOANS

Short-term bank loans consist of amounts due to banks, denominated in U.S. dollars, under various lines of credit facilities. The lines of credit contain certain covenants which, among other things, require maintenance of certain ratio levels and tangible net worth levels. The Company is in compliance with those covenants. The lines of credit bear interest at prime (7.5% and 8.1% at December 31, 1997 and 1996, respectively). Various bank credit facilities are available with banks whereby the Company may borrow upon such terms as the subsidiaries and banks mutually agree. At December 31, 1997, such bank credit facilities amounted to $65.1 million, of which $13.9 million was not used. The amounts due under bank credit facilities with Mexican banks are generally renewable at the discretion of the banks. The Company has informal arrangements with these banks which permit additional borrowings, subject to the availability of funds by the banks.

At December 31, 1997, Empresas La Moderna, S.A. de C.V., the parent company of Bionova Mexico ("ELM"), guaranteed $49.8 million of this debt. ELM is obligated under the terms of the Merger through September, 1999 to provide under certain conditions a guarantee of indebtedness of the Company of up to $20 million to a financial institution under a loan or a line of credit.

LONG-TERM LOANS

Consolidated obligations under long-term debt arrangements are denominated in U.S. dollars and were comprised of:

                                                                   ($000's)
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              -------    --------
Outstanding revolving bank credit facility (bearing
  interest at 8.25%; principal and interest are payable
  in one installment in May, 1997) .........................       --    $  7,946

Bank loan bearing interest at a rate equivalent to
  Libor plus 1% at December 31, 1996, secured with
  first mortgage on land and buildings in The
  Netherlands ..............................................  $ 1,342       1,590

Capital lease obligations secured by the related
  equipment acquired, bearing interest at variable
  annual rates (14% at December 31, 1997 and 1996)..........      473       1,105

Mortgage notes payable to banks secured by the
  related real estate, interest at prime plus 1.5% (10.0%
  and 8.75% at December 31, 1997 and 1996, respectively)
  interest payable monthly and maturing on
  dates through October, 2001.. ............................      273         614

Notes to former minority stockholders of ABSA and
  IPHC, bearing interest at 10% and payable annually in
  installments in 1998, 1999, and 2000......................    7,220          --

Other.......................................................      495         272
                                                              -------    --------
                                                                9,803      11,527
Less current portion........................................   (2,588)     (9,104)
                                                              -------    --------
Long-term debt...........,,.................................  $ 7,215    $  2,423
                                                              -------    --------
                                                              -------    --------

The maturities of the long-term debt at December 31, 1997, were as follows:

FOR THE YEARS ENDED DECEMBER 31,                              (000's)
                                                              -------
1998 .......................................................  $ 2,588
1999 .......................................................    1,670
2000 .......................................................    3,983
2001 .......................................................      282
2002 .......................................................      187
Thereafter .................................................    1,093
                                                              -------
                                                              $ 9,803
                                                              -------
                                                              -------

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were comprised of the following:

                                                              ($000's)
                                                             DECEMBER 31,
                                                         -------------------
                                                           1997       1996
                                                         --------   --------
Trade..................................................  $ 16,119   $ 19,168
Payables to growers....................................     6,106      7,912
Accrued compensation...................................     2,606      1,103
Accrued interest.......................................     1,433        778
Taxes payable..........................................       635        385
Sundry creditors.......................................     2,016      1,427
                                                         --------   --------
                                                         $ 28,915   $ 30,773
                                                         --------   --------
                                                         --------   --------

NOTE 10 - INCOME TAXES

The (charges) credits for income taxes are summarized as follows:

                                                       ($000's)
                                                 YEAR ENDED DECEMBER 31,
                                          ---------------------------------
                                             1997         1996       1995
                                          --------     --------    --------
CURRENT
United States
     Federal............................  $  (313)     $  (606)    $  (740)
     State..............................      (85)        (146)       (256)
Foreign.................................     (146)          --          --
                                          -------      -------     -------
                                             (544)        (752)       (996)
                                          -------      -------     -------
DEFERRED
United States
     Federal............................     (160)          21        (323)
     State..............................       21           --         (46)
Foreign.................................     (743)      (2,007)       (767)
                                          -------      -------     -------
                                             (882)      (1,986)     (1,136)
                                          -------      -------     -------
INCOME TAX  EXPENSE.....................  $(1,426)     $(2,738)    $(2,132)
                                          -------      -------     -------
                                          -------      -------     -------

Income tax (expense) benefit differs from the amounts computed by applying the statutory federal income tax rate (34% in both Mexico and the United States) to pretax income as a result of the following:

                                                                                  ($000's)
                                                                            YEAR ENDED DECEMBER 31,
                                                                       --------------------------------
                                                                         1997        1996         1995
                                                                       -------     -------      -------
Tax benefit at statutory rate in the United States (34%).............  $ 7,776     $ 5,294      $ 1,775
Effect of lower tax rate of 17% for agricultural
  businesses in Mexico...............................................   (1,650)       (316)      (1,311)
Write-off of purchased research and development .....................       --      (4,386)          --
Change in valuation allowance of  deferred tax assets................   (5,872)     (2,384)          --
Tax loss carryforwards for which tax benefit was
  lost due to devaluation............................................       --          --       (1,235)
Taxable inflationary gains in Mexico.................................     (944)       (548)      (1,064)
Depreciation on inflation-indexed value of property,
  plant, and equipment in Mexico.....................................      501         328          252
Expected settlement of prior years' income taxes.....................     (519)
State taxes..........................................................       --         (97)        (210)
Other................................................................     (718)       (629)        (339)
                                                                       -------     -------      -------
                                                                       $(1,426)    $(2,738)     $(2,132)
                                                                       -------     -------      -------
                                                                       -------     -------      -------

Significant components of the Company's deferred tax liabilities and assets at December 31, 1997 and 1996 are shown below:

                                                         ($000's)
                                                       DECEMBER 31,
                                                 --------------------------
                                                    1997           1996
                                                 ----------      ----------
DEFERRED TAX ASSETS
   Tax loss carryforwards......................  $   19,680      $   13,298
   Non-deductible provisions...................         350             420
   Other.......................................          56              67
                                                 ----------      ----------
 Total deferred tax assets.....................      20,086          13,785
 Valuation allowance...........................     (16,807)        (10,935)
                                                 ----------      ----------
 Net deferred tax assets.......................  $    3,279      $    2,850
                                                 ----------      ----------
                                                 ----------      ----------
DEFERRED TAX LIABILITIES
   Inventories.................................      (2,875)         (3,376)
   Other.......................................      (1,840)            (28)
                                                 ----------      ----------
 Total deferred tax liabilities................      (4,715)         (3,404)
                                                 ----------      ----------
 Net deferred tax liabilities..................  $   (1,436)     $     (554)
                                                 ----------      ----------
                                                 ----------      ----------

The Mexican asset tax of 1.8% on certain net assets is not applicable in the first four years of operation. This tax, once applicable, is due if federal income taxes are not in excess of the asset tax. It can be recovered in future years from taxes on future income in excess of future asset tax.

At December 31, 1997, the Company had total tax loss carryforwards of approximately $69.1 million. Tax loss carryforwards from the Company's Mexican subsidiaries can be inflation-indexed in Mexico until the date of their application against future taxable profits. The tax loss carryforwards expire from 2003 to 2012. The tax loss carryforwards are contained in the Company's Mexican subsidiaries ($26.0 million), U.S. subsidiaries ($41.7 million), and other foreign subsidiaries ($1.4 million).

DNAP had tax loss carryforwards at the date of the merger whose utilization is limited to $27.8 million. A full valuation allowance has been provided with respect to these tax loss carryforwards.

In 1997, discussions took place between R.B. Packing, Inc. and the Internal Revenue Service regarding a dispute relating to commissions charged and certain travel and expense charges relating to an audit of the 1991 through 1993 tax years. A settlement is expected to be reached shortly. R.B. Packing, Inc. made a provision in 1997 of $0.375 million for the three years in dispute, including interest and state income taxes and further provided for the effect of this expected settlement on taxes in subsequent tax years.

NOTE 11 - STOCK OPTIONS AND WARRANTS

STOCK OPTION PLANS

As a result of the Merger the Company assumed DNAP's existing stock option plans. The number of shares and option exercise prices were adjusted to give effect to the exchange ratio stipulated in the merger agreement. The three plans are the 1986 Stock Option Plan (the "1986 Plan"), the 1994 Stock Option Plan (the "1994 Plan"), and the Non-Employee Directors Stock Option Plan (the "Directors' Plan"), under which a maximum of 160,000, 300,000 and 80,000 shares of common stock, respectively, are available for issuance. Approximately 51,000 options were outstanding at December 31, 1997 under three other stock option plans. It is not anticipated that any further grants will be awarded under these plans.

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

A summary of the activity under all of the Company's stock option plans during 1996 and 1997 is as follows:

------------------------------------------------------------------------------------------------
Outstanding, at the effective date of the Merger on September 26, 1996.........      134,959
  Granted .....................................................................           --
  Exercised ...................................................................           --
  Expired and canceled  .......................................................         (191)
                                                                                     -------
Outstanding on December 31, 1996 ..............................................      134,768
  Granted .....................................................................           --
  Exercised ...................................................................           --
  Expired and canceled.........................................................      (10,745)
                                                                                     -------
Outstanding on December 31, 1997...............................................      124,023
                                                                                     -------
Available for grant at December 31.............................................        1,228
                                                                                     -------
Exercisable at December 31.....................................................       88,682
Option prices per share .......................................................
  Granted .....................................................................         None
  Exercised ...................................................................         None
  Expired or canceled ...............................................  $   8.75 to $  201.90
  Outstanding .......................................................  $  13.75 to $   76.25

The following table summarizes information about the outstanding stock options at December 31, 1997.

                                            Weighted
                                            Average     Weighted                Weighted
                                           Remaining    Average     Number of    Average
                              Options     Contractual   Exercise      Vested    Exercise
Range of exercise prices    Outstanding      Life        Price       Options      Price
------------------------    -----------   -----------   ---------   ---------   ---------
$13.75 ...................       925       7.75 Yrs.     $13.75          370      $13.75
$20.31 - $29.94 ..........    33,618       7.13 Yrs.     $27.50        4,388      $20.90
$30.00 - $38.75 ..........    31,523       5.91 Yrs.     $35.14       24,851      $35.47
$41.25 - $50.00 ..........    35,897       3.19 Yrs.     $47.19       34,510      $47.18
$51.25 - $76.25 ..........    22,060       5.13 Yrs.     $54.40       18,860      $54.51
                             -------                                  ------
Total ....................   124,023       5.10 Yrs.     $39.83       82,979      $43.80
                             -------                                  ------
                             -------                                  ------

FAIR VALUE DISCLOSURES

Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, as prescribed in Statement No. 123, the Company's net loss and net loss per share would not have been materially different than the reported amounts.

WARRANTS AND OTHER OPTIONS

At December 31, 1997 the Company had the following warrants and options outstanding, which it assumed in connection with the merger:

  Number of
common shares                Price per share        Expiration date
-------------------          ----------------       ----------------
    40,000                         $66.50           January, 1999
   407,018                          25.00           Third and fourth quarters of 2000
   100,000                           4.38           August, 1999

During 1995, DNAP issued common stock with warrants that expire during the third and fourth quarters of 2000, and which entitle the holders to purchase an additional 407,018 shares of common stock at $25.00 per share. In 1997 DNAP Holding granted UAC's majority stockholder options to purchase 100,000 shares at an exercise price of 4 3/8, which was the fair market value on the date of the grant, in consideration for certain non-competition and indemnification commitments. These options expire in August, 1999.

NOTE 12 - BALANCES AND TRANSACTIONS WITH RELATED PARTIES

ELM CREDIT LINE

The short-term accounts due to related parties shown in the consolidated balance sheet bears interest at variable rates comparable to those prevailing in the market place. The debt with related parties arose from the long-term credit line made available to affiliates of ELM and bears interest at variable rates similar to those prevailing in the market place. At December 31, 1997, $15.429 million was outstanding under this arrangement. During 1997, 1996, and 1995, the Company incurred interest expense of $0.519 million, $0.310 million, and $0.223 million, respectively.

INSURANCE AND FACTORING ARRANGEMENTS

The Company contracts for insurance and factoring services with a related party. During 1997, 1996 and 1995 the Company incurred insurance expense of $0.289 million, $0.591 million, and $0.399 respectively. Amounts due under factoring arrangements were $0.868 million at December 31, 1997, and interest expense incurred in connection with factoring arrangements was $0.0 million and $0.123 million in 1997 and 1996, respectively.

LABOR AND ADMINISTRATIVE SERVICES

From 1995 through October, 1997 ABSA had a contractual arrangement with Copropriedad Agricola Batiz Hermanos (CABH) pursuant to which CABH provided labor and administrative services to ABSA, and ABSA paid a fee to CABH based on CABH's costs incurred in connection with providing such services. Both Raul Batiz G. and Guillermo Batiz G., former executive officers of ABSA, owned in excess of 10% of CABH and were deemed, by virtue of their positions with ABSA, to be executive officers of DNAP Holding. In 1997, 1996 and 1995, ABSA paid a total of approximately $14.094 million, $13.208 million, and $7.558 million, respectively, to CABH under this arrangement. As of October 31, 1997 ABSA terminated its relationship with CABH. Labor and administrative services are now being provided by Siembra Cultivo y Cosecha del Noroeste, S.A. de C.V., which is a subsidiary of ABSA.

ADMINISTRATIVE SERVICES AGREEMENT

An Administrative Services Agreement between the Company and Bionova Mexico was entered into on July 1, 1996. This agreement provides that Bionova Mexico will render certain administrative and clerical services to the Company and its direct and indirect subsidiaries in return for payment equivalent to the compensation, benefits, and other overhead attributable to the employees of Bionova Mexico performing these services, all of which will be performed in Mexico. The initial term of the agreement was extended to December 31, 1997 and will continue thereafter for successive one-year terms unless either the Company or Bionova Mexico elects to terminate the agreement. Amounts billed in 1997 and 1996 by Bionova Mexico under this agreement were $1.000 million and $0.616 million, respectively. As of December 31, 1997 and 1996, the Company had a payable to Bionova Mexico outstanding of $3.001 and $1.845 million, respectively. The outstanding balances bear interest at variable rates comparable to those prevailing in the market place.

FRANCHISE AGREEMENTS

During 1997 the Company's Mexican subsidiary, Interfruver, established franchise agreements for retail sales operations in Mexico. These agreements are between Interfruver and Frutas y Legumbres Alta, S.A. de C.V., Operadora Frutal, S.A. de C.V., Comercializadora Benny, S.A. de C.V., and Verduras Selectas, S.A. de C.V. The agreements guarantee under certain conditions that Interfruver provides them with high quality fresh produce, Premier's label, and the know-how of distribution, administration, and software requirements for the operations, and in return the franchisees pay a fee based on actual sales.

ADVANCES TO GROWER RELATED PARTIES

The Company has agreements with certain related party produce growers in Mexico, whereby a significant portion of growing costs are paid in advance by the Company. The growing costs are recorded as advances to growers and are recognized as a component of cost of produce sales when the produce is sold. These advances in some cases are secured by promissory notes and/or the right to use the acreage of the grower if the advances are not repaid.

LOANS AND CAPITAL CONTRIBUTIONS

In connection with the acquisition of DNAP, Bionova Mexico loaned $5 million to the Company on January 26, 1996 and contributed $5 million to the capital of the Company on July 1, 1996. The interest rate on the loan was 10.25% per annum. The loan was capitalized by Bionova Mexico on August 2, 1996. Interest expense for the period that the loan was outstanding during 1996 amounted to $0.264 million. Pursuant to a loan agreement dated January 26, 1996 between the Company and DNAP, the Company made two loans to DNAP in equal amounts of $5 million on January 26, 1996 and July 1, 1996. These loans are secured by the assignment to the Company of DNAP's right, title, and interest in the patents relating to DNAP's Transwitch gene suppression technology, and the Company may require additional security under certain circumstances. These loans remain outstanding with the balance plus accrued interest due in full on January 26, 1999.

LONG-TERM FUNDED RESEARCH AGREEMENT

On September 26, 1996, in connection with the merger, DNAP and ELM entered into a long-term funded research agreement, which provided that DNAP and ELM, directly or through its affiliates, will use their best efforts to agree on research projects to be conducted by DNAP for ELM or its affiliates and which will result in payments to DNAP of $30 million over a 10-year period, with minimum funding (subject to carryforwards) of $9 million in any three-year period. Unless otherwise agreed by the parties, payments of at least $0.625 million in respect of ELM's obligation to fund research projects are to be paid at the beginning of each calendar quarter. In the fourth quarter of 1996, Seminis Vegetable Seed, Inc. ("Seminis"), a subsidiary of ELM, commenced work under this long-term research agreement with DNAP. Through December 31, 1997 Seminis paid DNAP $3.125 million in cash. Work performed during 1996 and 1997 earned revenue in the amounts of $0.100 and $2.008 million, respectively. The remaining $1.017 million of deferred revenue has been included in accounts due to related parties. Several other affiliates of ELM are in discussions with DNAP to identify additional research projects to be worked on under the long-term funded research agreement.

LEGAL REPRESENTATION

The Secretary of the Company is a shareholder in the law firm which provides legal services to the Company and several subsidiaries. During 1997 and 1996 the law firm billed approximately $0.694 million and $0.100 million, respectively, to the Company.

NOTE 13 - OTHER NON-OPERATING INCOME (LOSS)

During 1997 and 1996, the Company recorded a gain upon sale of property, plant and equipment of $0.321 million and $0.325 million, respectively, and received subsidies of $0.520 million and $1.733 million, respectively, in connection with a special incentive program sponsored by the various Mexican government and banking institutions for companies in the agriculture, fishing, and forestry industries. The subsidy received was determined using specified formulas based on ABSA's debt outstanding as of June 30, 1996 and the repayments of principal and interest made by ABSA from July 1996 through June 1997. The special incentive program was terminated in June, 1997.

A provision of $0.832 million was recorded by the Company in 1997 as a result of the divestiture of Van Namen in February, 1998.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

CONTINGENCIES

-    On January 21, 1997, a class action lawsuit styled GORDON K. AARON ET AL.
     V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. was filed in the U.S. federal district court for the Northern District of California. The plaintiffs allege that, prior to the merger (the "Merger") of DNAP with a subsidiary of DNAP Holding on September 26, 1996, they owned shares of DNAP's $2.25 Convertible, Exchangeable Preferred Stock ("Preferred Stock"). In connection with the Merger, all of the shares of common stock and Preferred Stock of DNAP were converted into the number of shares of common stock of DNAP Holding specified in the Merger Agreement. The plaintiffs allege that they were denied certain rights they allegedly had under the terms of the Preferred Stock and that certain individuals (the "Individual Defendants"), each of whom was a director of DNAP prior to the Merger and later served as a director of DNAP Holding, breached fiduciary duties of loyalty, candor and care allegedly owed to DNAP and its stockholders. The plaintiffs claim to have been damaged by the alleged actions of the defendants and therefore the plaintiffs seek unspecified actual and punitive damages as well as reimbursement of their litigation costs and expenses. On August 27, 1997, the court granted motions to dismiss all of the claims pending against all of the defendants, except the claims of breach of the fiduciary duty of loyalty against the Individual Defendants. The court also gave the plaintiffs leave to amend the complaint against certain other named defendants, including DNAP Holding, as to aiding and abetting the alleged breach of fiduciary duty of loyalty. To date, the plaintiffs have not amended their complaint to reassert claims against these parties. If they were to do so, DNAP Holding would vigorously defend against any claims asserted against them.

- On August 13, 1997, a lawsuit styled GRACE BROTHERS, LTD. V. DNAP HOLDING CORPORATION, DNA PLANT TECHNOLOGY CORPORATION AND DOES 1 THROUGH 20 INCLUSIVE was filed in the United States District Court for the Northern District of California. This claim arises out of the private placement of common stock and warrants made by DNAP in August of 1995. The plaintiff alleges that DNAP failed to disclose material non-public information relating to DNAP's efforts to enter into a strategic relationship with a third party, and that such failure constituted a violation of (i) Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, (ii) Section 25400-25401 of the California Corporations Code, and (iii) the terms of the contract relating to the private placement. The plaintiff seeks rescission of its purchase of common stock and warrants in the private placement and damages of an unspecified amount. On November 17, 1997, the plaintiff dismissed DNAP Holding from the lawsuit. On December 8, 1997, the Court granted in part DNAP's Motion to Dismiss. Specifically, the Court dismissed plaintiff's state and federal securities fraud claims on the grounds that plaintiff's allegations were insufficient, but granted to plaintiff leave to amend its allegations. Plaintiff has
     done so, and DNAP has responded with another Motion to Dismiss.   DNAP
     believes all of the plaintiff's claims are without merit and intends to vigorously defend against them.

- On August 29, 1997, a lawsuit styled GRACE BROTHERS, LTD. V. DNAP HOLDING CORPORATION, DNA PLANT TECHNOLOGY CORPORATION AND DOES 1 THROUGH 20 INCLUSIVE was filed in the Superior Court of the State of California, County of Alameda. This claim arises out of the Merger on September 26, 1996 of DNAP with a wholly-owned subsidiary of DNAP Holding. In the Merger, shares of DNAP's Preferred Stock were converted into the right to receive shares of common stock of DNAP Holding. The plaintiff alleges that it owned shares of Preferred Stock, that it was entitled to special conversion privileges under the terms of the Certificate of Designation that established the Preferred Stock and that DNAP breached its contractual obligations to the plaintiff by not providing those special conversion privileges. The Plaintiff also alleges that the former holders of DNAP common stock were unjustly enriched by DNAP's alleged breach of the Certificate of Designation. The plaintiff seeks damages of an unspecified amount. DNAP Holding and DNAP believe these claims are without merit and intend to vigorously defend against them.

- On September 25, 1996, a court in the state of Sinaloa, Mexico ruled that Olga Elena Batiz Esquer did not have legal title to one hundred hectares (approximately 247 acres) of land that she purported to transfer to ABSA on June 2, 1990. This decision was made in concert with a ruling from a petition originally presented in 1964 that the former owner of the subject land owned rural land in excess of the maximum that was then allowed by law in 1964, and that therefore the land rightfully belonged to the petitioners. On October 23, 1996, Ms. Batiz filed a challenge to this ruling. If ABSA is ultimately required to transfer the subject land, which constitutes approximately 9% of the total land owned by ABSA, Mexican law gives ABSA indemnification rights against Ms. Batiz.

- On March 18, 1997, a court in the state of Sinaloa, Mexico ruled that ABSA did not have legal title to seventy-five hectares (approximately 185 acres) of land that it purported to own. This decision was made based on the fact that, at some time prior to ABSA's ownership of the land, the land was not cultivated for more than two consecutive years without good reason. On August 28, 1997 ABSA and other affected parties filed a challenge to this ruling. If ABSA is ultimately required to transfer the subject land, which constitutes approximately 7% of the total land owned by ABSA, Mexican law gives ABSA indemnification rights against the State of Sinaloa.

In addition to the indemnification rights referred to in the paragraphs above with regard to the land in Sinaloa, Mexico, the Company, as a part of its agreement with the Batiz family on the sale of their interests in ABSA to the Company in October 1997, is entitled to recover from the Batiz family 100% of the value of any losses of agricultural land held by ABSA prior to the sale.

COMMITMENTS

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

The aggregate future minimum lease obligations under capital and operating leases are as follows:

                                                        ($000's)
FOR THE YEAR ENDING DECEMBER 31,                  CAPITAL     OPERATING
--------------------------------                  -------     ---------
1998.............................................  $ 215        $1,448
1999.............................................    152           828
2000.............................................     74            65
2001.............................................     48            --
2002.............................................     24            --
                                                   -----        ------
Total future minimum lease payments .............    513        $2,341
                                                                ------
Amount representing interest.....................    (75)       ------
                                                   -----
                                                   $ 438
                                                   -----
                                                   -----

Rent expense incurred under the non-cancelable operating leases totaled $0.692 million, $0.570 million, and $0.623 million during the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 15 - OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS

Information about the Company's operations by geographic area is summarized below:

                                                           ($000'S)
                                                                           Adjustments
                                                                               and
                            Mexico        U.S.        Canada       Europe  Eliminations  Consolidated
-----------------------------------------------------------------------------------------------------
1997
Sales to unaffiliated
  customers                $ 72,441     $135,691      $19,052      $54,014         --       $281,198
Transfers                    60,397        2,605          363          829    $(64,194)         --
                           --------     --------      -------       -------   --------      --------
Total revenue               132,838      138,296      $19,415       54,843     (64,194)      281,198
                           --------     --------      -------       -------   --------      --------
                           --------     --------      -------       -------   --------      --------

Operating income (loss)      (5,862)     (12,591)        (505)         486           3       (18,469)
                           --------     --------      -------       -------   --------      --------
                           --------     --------      -------       -------   --------      --------

Identifiable assets          64,494      105,465        2,650       11,593     (36,953)      147,249
                           --------     --------      -------       -------   --------      --------
                           --------     --------      -------       -------   --------      --------

1996
Sales to unaffiliated
  customers                $ 56,868     $117,504      $16,712        1,901         --       $192,985
Transfers                    65,877       13,083          874          472    $(80,306)         --
                           --------     --------      -------       -------   --------      --------
Total revenue               122,745      130,587       17,586        2,373     (80,306)      192,985
                           --------     --------      -------       -------   --------      --------
                           --------     --------      -------       -------   --------      --------

Operating income (loss)         318      (12,535)        (839)        (211)     (1,448)      (14,715)
                           --------     --------      -------       -------   --------      --------
                           --------     --------      -------       -------   --------      --------

Identifiable assets          63,185       79,985        2,086       11,797     (15,916)      141,137
                           --------     --------      -------       -------   --------      --------
                           --------     --------      -------       -------   --------      --------

1995
Sales to unaffiliated
  customers                $ 54,735     $125,974      $16,877         --           --       $197,586
Transfers                    57,972       12,630          -           --      $(70,602)         --
                           --------     --------      -------       -------   --------      --------
Total revenue               112,707      138,604       16,877         --       (70,602)      197,586
                           --------     --------      -------       -------   --------      --------
                           --------     --------      -------       -------   --------      --------

Operating income (loss)       1,248        3,966        (330)         --          (327)        4,557
                           --------     --------      -------       -------   --------      --------
                           --------     --------      -------       -------   --------      --------

Identifiable assets          69,090       24,052        1,950         --        (6,984)       88,108
                           --------     --------      -------       -------   --------      --------
                           --------     --------      -------       -------   --------      --------

ITEM 9.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The section entitled "Election of Directors" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 28, 1998 sets forth certain information with respect to the directors of the Company and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Executive Officers of the Company" in
Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The section entitled "Executive Compensation" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 28, 1998 sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 28, 1998 sets forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The section entitled "Certain Transactions" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on May 28, 1998 sets forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report:

          (1)  Financial Statements included in Item 8 herein:

               Report of Independent Accountants
               Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Operations for the years ended
                December 31, 1997, 1996 and 1995
               Consolidated Statements of Changes in Stockholders' Equity for
                the years ended December 31, 1997, 1996 and 1995
               Consolidated Statements of Cash Flows for years ended
                December 31, 1997, 1996 and 1995
               Notes to Consolidated Financial Statements

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

     (b)  Reports on Form 8-K

          On October 21, 1997, the Company filed a report on Form 8-K dated October 6, 1997 relating to the acquisition by the Company of the minority interests in ABSA and IPHC. On November 28, 1997, the Company filed a report on Form 8-K/A dated October 6, 1997 relating to this acquisition and containing the following financial statements:

               Unaudited pro forma condensed financial information of DNAP Holding and its subsidiaries, consisting of:

                    Unaudited pro forma condensed balance sheet as of September 30, 1997

                    Unaudited pro forma condensed statement of operations for the year ended December 31, 1996

                    Unaudited pro forma condensed statement of operations for the nine months ended September 30, 1997

                    Notes to unaudited pro forma condensed financial statements

                                  SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, DNAP Holding Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DNAP HOLDING CORPORATION
Date:  March 30, 1998


                                   By: /s/ BERNARDO JIMENEZ
                                       ------------------------------
                                        Bernardo Jimenez,
                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.


     SIGNATURE                             TITLE                      DATE
     ---------                             -----                      ----

  /s/ BERNARDO JIMENEZ             Chief Executive Officer        March 30, 1998
----------------------------      and Chairman of the Board
      Bernardo Jimenez          (Principal Executive Officer)

  /s/ ARTHUR H. FINNEL             Chief Financial Officer        March 30, 1998
----------------------------      (Principal Financial and
      Arthur H. Finnel               Accounting Officer)


  /s/ EVELYN BEREZIN                 Director                     March 30, 1998
----------------------------
      Evelyn Berezin

  /s/ NAM-HAI CHUA                   Director                     March 30, 1998
----------------------------
      Nam-Hai Chua

                                      Director                    March __, 1998
----------------------------
      Peter Davis

----------------------------          Director                    March __, 1998
      Francisco Gonzalez

  /s/ CARLOS HERRERA                  Director                    March 30, 1998
----------------------------
      Carlos Herrera

  /s/ ERIK C. JURGENSEN               Director                    March 30, 1998
----------------------------
      Erik C. Jurgensen

   /s/ GERALD LAUBACH                 Director                    March 30, 1998
----------------------------
      Gerald Laubach

  /s/  ROBERT SERENBETZ               Director                    March 30, 1998
----------------------------
      Robert Serenbetz

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

10.2*     Assignment of Patents dated January 26, 1996, between the Company and
          DNAP

10.3* Sole Patent License Agreement dated as of January 26, 1996, between the Company and DNAP

10.4* Non-Exclusive Patent License Agreement dated as of January 26, 1996, between the Company and DNAP

10.5*     Promissory Note made January 26, 1996, by DNAP in favor of the Company

10.6 Governance Agreement dated as of September 26, 1996, between ELM and the Company (filed as an exhibit to the Company's current report on Form 8-K dated September 26, 1996 and incorporated herein by reference)

10.7 Long-Term Funded Research Agreement dated as of September 26, 1996, between ELM and DNAP (filed as an exhibit to the Company's current report on Form 8-K dated September 26, 1996 and incorporated herein by reference)

10.8 Stock Purchase Agreement dated as of August 12, 1997, by and among International Produce Holding Company, DNAP Holding Corporation, Raul Batiz E., Pedro Batiz G., J. Guillermo Batiz G., and Raul Batiz G. (filed as an exhibit to the Company's current report on Form 8-K dated October 6, 1997 and incorporated herein by reference).

10.9 First Amendment to Stock Purchase Agreement dated as of October 6, 1997, by and among International Produce Holding Company, DNAP Holding Corporation, Raul Batiz E., Pedro Batiz G., J. Guillermo Batiz G., and Raul Batiz G. (filed as an exhibit to the Company's current report on Form 8-K dated October 6, 1997 and incorporated herein by reference).

10.10 English-language summary of the CONVENIO RELATIVO AL EJERCICIO DEL DERECHO DE RETIRO TOTAL DE APORTACIONES (Agreement Concerning the Exercise of the Right of Withdrawal of all Contributions) dated August 29, 1997, by and among Agricola Batiz, S.A. de C.V., certain of its shareholders, and DNAP Holding Corporation (filed as an exhibit to the Company's current report on Form 8-K dated October 6, 1997 and incorporated herein by reference).

21.1      Subsidiaries

27.1      Financial Data Schedule

          * Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-09975) and incorporated herein by reference.