Form 10-Q
period 1998-03-31
DNAP HOLDING CORP
filed 1998-05-14
CIK 1020866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

|X|  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934 For the quarterly period ended March 31, 1998

                                        or

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
      (State or other jurisdiction                           (I.R.S. Employer
    of incorporation or organization)                       Identification No.)

            6701 San Pablo Avenue
             Oakland, California                                  94608
 (Address of principal executive offices)                       (Zip Code)

                                   (510) 547-2395
                (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes _x_  No ___

      As of May 12, 1998, 18,370,640 shares of common stock, par value $0.01 per share, of DNAP Holding Corporation were outstanding.

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              DNAP HOLDING CORPORATION

                             CONSOLIDATED BALANCE SHEET
                             THOUSANDS OF U.S. DOLLARS

                                                       March 31,     December 31,
                                                         1998            1997
                                                     -----------     ------------
                                                     (unaudited)
 ASSETS
 Current assets:
 Cash and cash equivalents.......................     $  5,642        $  6,600
 Accounts receivable.............................       27,548          32,777
 Advances to growers.............................        7,321           5,311
 Inventories.....................................       12,854          17,779
 Other current assets............................          367             618
                                                      --------        --------
      Total current assets.......................       53,732          63,085
                                                      --------        --------
 Property, plant and equipment, net..............       33,416          36,520
 Patents and trademarks, net.....................       12,950          13,258
 Goodwill, net...................................       30,367          30,792
 Deferred income taxes...........................        3,279           3,279
 Other assets....................................          781             315
                                                      --------        --------
      Total assets...............................     $134,525        $147,249
                                                      --------        --------
                                                      --------        --------
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Short-term bank loans...........................     $ 46,030        $ 51,217
 Current portion of long-term debt...............        2,399           2,588
 Accounts payable and accrued expenses...........       21,482          28,915
 Accounts due to related parties.................       25,444          21,949
 Deferred income taxes...........................        4,739           4,715
                                                      --------        --------
      Total current liabilities..................      100,094         109,384
                                                      --------        --------
 Long-term debt..................................        5,750           7,215
                                                      --------        --------
      Total liabilities..........................      105,844         116,599
                                                      --------        --------
 Minority interest...............................        1,027           2,294
                                                      --------        --------
 Stockholders' equity:
 Preferred stock, $.01 par value, 5,000 shares
 authorized, no shares issued and outstanding....            --             --
 Common stock, $.01 par value, 25,000,000 shares
 authorized, 18,370,640 shares issued and                  184             184
 outstanding.....................................
 Additional paid-in capital......................       78,720          78,720
 Accumulated deficit.............................      (50,940)        (50,240)
 Cumulative translation adjustment...............         (310)           (308)
                                                      --------        --------
 Total stockholders' equity......................       27,654          28,356
                                                      --------        --------
 Total liabilities and stockholders' equity......     $134,525        $147,249
                                                      --------        --------
                                                      --------        --------

   The accompanying notes are an integral part of these financial statements.

                              DNAP HOLDING CORPORATION

                   UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                             THOUSANDS OF U.S. DOLLARS
                             (EXCEPT PER SHARE AMOUNTS)

                                                          Three Months Ended
                                                               March 31,
                                                      ------------------------
                                                         1998            1997
                                                      --------        --------
 Total revenues..................................     $ 70,483        $ 77,123
                                                      --------        --------
 Cost of sales...................................      (61,943)        (67,662)
 Selling and administrative expenses.............       (5,170)         (5,578)
 Research and development expenses...............       (1,371)         (1,268)
 Amortization of goodwill, patents and
  trademarks.....................................         (732)           (895)
                                                      --------        --------
                                                       (69,216)        (75,403)
                                                      --------        --------

 Operating income (loss).........................        1,267           1,720
                                                      --------        --------

 Interest expense................................       (1,750)         (1,108)
 Interest income.................................          189             215
 Exchange gain (loss), net.......................          186             121
 Other non-operating income......................           --             810
                                                      --------        --------
                                                        (1,375)             38
                                                      --------        --------

 Income (loss) before income tax.................         (108)          1,758

 Income tax benefit (expense)....................         (279)         (1,009)
                                                      --------        --------

 Net income (loss) before minority interest......         (387)            749

 Minority interest in net loss (income) of
  subsidiaries...................................         (313)         (1,845)
                                                      --------        --------

 Net income (loss)...............................     $   (700)       $ (1,096)
                                                      --------        --------
                                                      --------        --------

 Net income (loss) per share - basic and
  diluted........................................     $  (0.04)       $  (0.06)
                                                      --------        --------
                                                      --------        --------

  The accompanying notes are an integral part of these financial statements.

                          DNAP HOLDING CORPORATION

               UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                         THOUSANDS OF U.S. DOLLARS

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                          1998            1997
                                                        --------      ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)...............................      $  (700)        $(1,096)
 Items not affecting cash:
   Minority interest.............................          313           1,845
   Depreciation..................................          858             770
   Amortization of goodwill, patents and
    trademarks...................................          732             588
   Deferred income taxes.........................           24             459
   Gain from sale of property, plant and
    equipment....................................           --            (324)
   Net changes (exclusive of subsidiaries acquired
    or divested) in:
     Accounts receivable and advances to growers,
      net........................................       (3,077)         (8,157)
     Inventories.................................        4,682           7,453
     Accounts payable and accrued expenses.......       (2,488)             (2)
     Other assets................................         (224)           (632)
                                                       -------         -------
 NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES                                                120             904
                                                       -------         -------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Purchases of property, plant and equipment......       (1,318)         (1,555)
 Proceeds from sale of property, plant and
  equipment......................................           --             906
 Proceeds from divestiture of Van Namen,
  net of divested cash...........................          637              --
                                                       -------         -------
 NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                               (681)           (649)
                                                       -------         -------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in short-term borrowings.............       (3,857)            422
 Repayments of long-term debt....................          (34)           (209)
 Accounts due to related parties.................        3,494          (2,834)
                                                       -------         -------
 NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                               (397)         (2,621)
                                                       -------         -------
 Net increase (decrease) in cash and cash
  equivalents....................................         (958)         (2,366)
 Cash at beginning of period.....................        6,600          10,735
                                                       -------         -------
 Cash at end of period...........................     $  5,642        $  8,369
                                                       -------         -------
                                                       -------         -------

  The accompanying notes are an integral part of these financial statements.

                           DNAP HOLDING CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998

NOTE 1 - BASIS OF PRESENTATION

DNAP Holding Corporation (together with its subsidiaries, "DNAP Holding" or the "Company"), a subsidiary of Bionova, S.A. de C.V., a Mexican corporation ("Bionova Mexico"), was formed on January 12, 1996 and originally named Bionova U.S. Inc., to be the holding company of a consolidated group, which includes certain former subsidiaries of Bionova Mexico (the "Bionova Subsidiaries") and, after consummation of a merger effective September 26, 1996, DNA Plant Technology Corporation, a Delaware corporation ("DNAP"), and its subsidiaries. Today, the Company acts as a holding company for (i) Agricola Batiz, S.A. de C.V., of which the Company owns 80% ("ABSA"), (ii) International Produce Holding Corporation, of which the Company owns 100% ("IPHC"), (iii) DNA Plant Technology Corporation, of which the Company owns 100% ("DNAP"), and (iv) VPP Corporation, of which the Company owns 100% ("VPP").

NOTE 2 - NET LOSS PER COMMON SHARE

The weighted average number of common shares outstanding during the first quarters of 1997 and 1998 was 18,370,640.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                     March 31,      December 31,
                                                        1998            1997
                                                     ---------      ------------
      Finished produce...........................       $2,833        $ 1,815
      Growing crops..............................        4,137          9,974
      Advances to suppliers......................          358            316
      Spare parts and materials..................        4,808          4,821
      Merchandise in transit and other...........          781            980
                                                       -------        -------
                                                        12,917         17,906
      Allowance for slow moving inventories......          (63)          (127)
                                                       -------        -------
                                                       $12,854        $17,779
                                                       -------        -------
                                                       -------        -------

NOTE 4 - CASH FLOWS

Cash flows for the first quarter of 1998 reflect the elimination of the Royal Van Namen account balances, which were still recorded on DNAP Holding's balance sheet as of December 31, 1997.

NOTE 5 - REPORTING OF COMPREHENSIVE INCOME

Per Financial Accounting Standard No. 130, "Reporting Comprehensive Income," DNAP Holding's Comprehensive Income for the first quarters of 1997 and 1998 was as follows:

                                                         1998       1997
                                                        ------    --------
     Net income (loss)............................      $(700)    $(1,096)
     Foreign currency translation adjustments.....         (2)         30
                                                        -----     -------
     Comprehensive income (loss)..................      $(702)    $(1,066)
                                                        -----     -------
                                                        -----     -------

NOTE 6 - RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

     DNAP Holding Corporation, a Delaware corporation (together with its subsidiaries, unless the context requires otherwise, "DNAP Holding" or the "Company"), was formed in January 1996, and acts as a holding company for (i) Agricola Batiz, S.A. de C.V., a corporation organized under the laws of the United Mexican States, of which the Company owns 80% ("ABSA"), (ii) International Produce Holding Company, a Delaware corporation, of which the Company owns 100% ("IPHC"), (iii) DNA Plant Technology Corporation, a Delaware corporation, of which the Company owns 100% ("DNAP"), and (iv) VPP Corporation, a Delaware corporation, of which the Company owns 100%

("VPP").   The Company acquired majority interests in ABSA and IPHC on July 1,
1996, by means of a capital contribution from Bionova S.A. de C.V. ("Bionova Mexico"), and on October 7, 1997, acquired all of the minority interests in IPHC and increased its ownership interest in ABSA to 80%. DNAP became a wholly-owned subsidiary of the Company on September 26, 1996, as a result of the merger (the "Merger") of Bionova Acquisition, Inc., a Delaware corporation that was a wholly-owned subsidiary of the Company, with and into DNAP. VPP was formed as a wholly-owned subsidiary of the Company on August 18, 1997. Approximately 70% of the outstanding common stock of the Company is indirectly owned by Empresas La Moderna, S.A. de C.V. ("ELM").

     ABSA engages in the business of growing fresh fruits and vegetables, primarily tomatoes and peppers, in Mexico and exporting fresh produce to the United States and other markets. ABSA owns a 50.01% interest in Interfruver de Mexico, S.A. de C.V., a corporation organized under the laws of the United Mexican States ("Interfruver"), which engages in the business of marketing and distributing fresh produce in Mexico, including fruits and vegetables produced by ABSA. IPHC is a holding company whose subsidiaries are in the business of marketing and distributing fresh produce primarily in the United States and Canada, including fruits and vegetables produced by ABSA. DNAP is an agribusiness biotechnology company focused on the development and application of genetic engineering and transformation technologies in plants and, together with its subsidiaries (including FreshWorld Farms, Inc.), the development and marketing of premium, differentiated, fresh and processed, branded fruits and vegetables. VPP is an agribusiness biotechnology company focused on the development and application of genetic engineering and transformation technologies in vegetatively propagated plants.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

     Revenues decreased from $77.1 million in the first quarter of 1997 to $70.5 million in the first quarter of 1998. Contributing most significantly to these changes were a $3.2 million increase in the sales of Interfruver and a decrease of $11.6 million in revenues from Royal Van Namen ("RVN"), which was divested during this first quarter of 1998. Interfruver's sales were up by 21% in the first quarter of 1998 versus the same quarter in 1997 due to higher volumes and selling prices. Canadian sales were up significantly, but U.S. sales were down almost 10% due to product availability shortages caused by weather-related effects on farm outputs both in Mexico and Florida and lower prices. ABSA's revenues, most of which were intercompany sales and eliminated in consolidation, were down 18% to $26.6 million in the first quarter of 1998 as compared with the $32.5 million for the same quarter in 1997. The decrease in ABSA's revenues was attributable to an 8% decline in production and the lower selling prices that prevailed in the U.S. markets during the last weeks of the quarter.

     Gross profit (sales less cost of sales) decreased from $9.4 million in the first quarter of 1997 to $8.5 million in the first quarter of 1998. This decrease resulted from the exclusion of RVN ($1.0 million) and lower gross profit at ABSA ($0.6 million), partially offset by higher gross profit in the Mexican, United States, and Canadian distribution businesses ($0.4 million), and DNAP's ($0.3 million) increase in royalties. ABSA's decline in gross profit was due primarily to additional costs incurred to minimize the weather-related effects of "El Nino" on harvest yields, and in turn caused cost of sales as a percentage of sales to increase from 88.6% in the first quarter of 1997 to 94.1% in the first quarter of 1998.

     Selling and administrative expenses decreased from $5.6 million in the first quarter of 1997 to $5.2 million in the first quarter of 1998. This decrease was primarily associated with divestiture of RVN during the first quarter of 1998.

     The non-cash charge for amortization of goodwill, patents and trademarks was $0.7 million in 1998, emanating from the goodwill and patents relating to the DNAP merger, and the purchase of the IPHC and ABSA minority interest.

     Interest expense increased by $0.7 million in the first quarter of 1998 as compared with the same quarter of 1997 due to the increase in the average level of debt outstanding.

     Other non-operating income in the first quarter of 1997 included a gain on the sale of property, plant and equipment of $0.3 million and a subsidy of $0.4 million received in connection with a special incentive program sponsored by various Mexican government and banking institutions for companies in the agriculture, fishing and forestry industries. This special incentive program was eliminated later in 1997.

     The Company recorded an income tax expense of $0.3 million in the first quarter of 1998 as compared with an expense of $1.0 million for the same quarter in 1997. This change was attributable to the lower earnings of ABSA and the elimination of the R.B. Packing companies tax liability (R.B. Packing, Inc., R.B. Packing of California, Inc., and R.B. Packing of Texas, Inc.) due to their consolidation for tax purposes into DNAP Holding beginning in the fourth quarter of 1997, following the Company's acquisition of the minority interests in IPHC.

     During the first quarter of 1998, the share of profits allocable to minority interests was $0.3 million as compared with $1.8 million in 1997. The 1998 and 1997 allocations of profits are consistent with the minority positions held across the operating subsidiaries of the Company and were affected significantly by the increase in the Company's interest in ABSA and IPHC and the divestiture of its entire interest in RVN.

CAPITAL EXPENDITURES

     During the first quarter of 1998, the Company made capital investments of $1.3 million in property, plant and equipment. The majority of the funds were spent on investment projects for ABSA to install new irrigation systems on agricultural land owned by the Company.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1998, the Company generated $0.1 million in cash from operating activities. Cash generated from the results of operations amounted to $1.2 million (i.e., net income, minority interest, depreciation, amortization, deferred income taxes, and gain from sale of property, plant, and equipment). Working capital requirements increased by $1.1 million during the first quarter of 1998. Accounts receivable and advances to growers increased by $3.1 million in the first quarter of 1998 due to $2.0 million of financing provided to joint ventures with growers for the 1998-1999 growing season, and an increase in customer receivables of $1.1 million, which was consistent with the sales of the distribution companies at the end of the first quarter. Inventories and accounts payable declined by $4.7 million and $2.5 million, respectively, as the harvesting season in Culiacan, Mexico approached its normal seasonal end.

     In addition to the $1.3 million spent on purchases of property, plant and equipment, cash flows from investing activities reflected $0.9 million of cash received on the divestiture of RUN during the first quarter of 1998, reduced by the 1997 year-end cash balance of $0.3 million in the accounts of RUN.

     Cash used in financing activities during the first quarter of 1998 was $0.4 million, which reflected the financing of interest expense incurred during this quarter.

     The Company is continuing the process initiated in the fourth quarter of 1997 of evaluating its short- and medium-term financial requirements, and is considering a variety of approaches to reduce its heavy level of debt and improve its equity position. The Company continues to receive short-term financial support from ELM.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report on Form 10-Q includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position, business strategy, prospects, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during 1998, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the
Company:

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

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     In a complaint filed on March 31, 1998, in the Superior Court of the State of California, County of San Mateo, U.A. Local No. 467 Health and Welfare Trust Fund sued numerous defendants including the Company and various manufacturers and distributors of tobacco products. The plaintiff alleges that the defendants engaged in improper business and advertising practices, committed fraud and deceit, made negligent misrepresentations, and violated California's anti-trust laws in the course of manufacturing, marketing, and distributing cigarettes. The Company's involvement in the suit arises from allegations regarding research it performed for a major tobacco company from 1983 through 1994. The plaintiff is seeking economic damages and injunctive relief. The Company denies any wrongdoing or liability in this matter and intends to vigorously contest this lawsuit.

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

                                      DNAP HOLDING CORPORATION


Date:  May 12, 1998                   By:  /s/ ARTHUR H. FINNEL
                                         ------------------------------------
                                         Arthur H. Finnel,
                                         Executive Vice President,
                                         Treasurer and Chief Financial Officer

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