Form 10-Q
period 1998-06-30
DNAP HOLDING CORP
filed 1998-08-13
CIK 1020866

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-Q

 |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 For the quarterly period ended June 30, 1998

                                         or

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

      As of August 12, 1998, 18,370,640 shares of common stock, par value $0.01 per share, of DNAP Holding Corporation were outstanding.

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              DNAP HOLDING CORPORATION

                             CONSOLIDATED BALANCE SHEET
                             THOUSANDS OF U.S. DOLLARS

                                                                         June 30,         December 31,
                                                                           1998               1997
                                                                        ----------        ------------
                                                                        (unaudited)
   ASSETS
   Current assets:
   Cash and cash equivalents..............................................$  7,351        $  6,600
   Accounts receivable....................................................  26,337          32,777
   Advances to growers....................................................  12,547           5,311
   Inventories............................................................   7,828          17,779
   Other current assets...................................................   1,474             618
                                                                          --------        --------
        Total current assets..............................................  55,537          63,085
                                                                          --------        --------
   Property, plant and equipment, net.....................................  33,465          36,520
   Patents and trademarks, net............................................  12,641          13,258
   Goodwill, net..........................................................  30,399          30,792
   Deferred income taxes..................................................   3,279           3,279
   Other assets...........................................................     515             315
                                                                          --------        --------
        Total assets......................................................$135,836        $147,249
                                                                          --------        --------
                                                                          --------        --------
   LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Short-term bank loans..................................................$ 32,420        $ 51,217
   Current portion of long-term debt......................................   2,388           2,588
   Accounts payable and accrued expenses..................................  20,014          28,915
   Accounts due to related parties........................................  47,213          21,949
   Deferred income taxes..................................................   4,739           4,715
                                                                          --------        --------
        Total current liabilities......................................... 106,774         109,384
   Long-term debt.........................................................   5,672           7,215
                                                                          --------        --------
        Total liabilities................................................. 112,446         116,599
                                                                          --------        --------
   Minority interest......................................................   1,051           2,294
                                                                          --------        --------
   Stockholders' equity:
   Preferred stock, $.01 par value, 5,000 shares authorized, no
     shares issued and outstanding........................................    --              --
   Common stock, $.01 par value, 25,000,000 shares authorized,
     18,370,640 shares issued and outstanding.............................     184             184
   Additional paid-in capital.............................................  78,720          78,720
   Accumulated deficit.................................................... (56,280)        (50,240)
   Cumulative other comprehensive income..................................    (285)           (308)
                                                                          --------        --------
   Total stockholders' equity.............................................  22,339          28,356
                                                                          --------        --------
   Total liabilities and stockholders' equity.............................$135,836        $147,249
                                                                          --------        --------
                                                                          --------        --------
     The accompanying notes are an integral part of these financial statements.

                              DNAP HOLDING CORPORATION

                   UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                             THOUSANDS OF U.S. DOLLARS
                             (EXCEPT PER SHARE AMOUNTS)

                                                          Three Months Ended June 30, Six Months Ended June 30,
                                                          --------------------------- -------------------------
                                                               1998        1997         1998           1997
                                                             --------    --------     ---------      ---------
Total revenues..........................................     $ 77,020    $ 70,073     $ 147,503      $ 147,196
                                                             --------    --------     ---------      ---------
Cost of sales...........................................      (71,954)    (71,199)     (133,897)      (139,563)
Selling and administrative expenses.....................       (6,836)     (7,011)      (12,006)       (11,989)
Research and development expenses.......................       (1,430)     (1,195)       (2,801)        (2,361)
Amortization of goodwill, patents and trademarks........         (732)       (357)       (1,464)        (1,252)
                                                             --------    --------     ---------      ---------
                                                              (80,952)    (79,762)     (150,168)      (155,165)
                                                             --------    --------     ---------      ---------
Operating income (loss).................................       (3,932)     (9,689)       (2,665)        (7,969)
                                                             --------    --------     ---------      ---------
Interest expense........................................       (1,838)     (1,565)       (3,588)        (2,673)
Interest income.........................................          316         311           505            526
Exchange gain (loss), net...............................       (1,150)        411          (964)           532
Other non-operating income..............................           23          14            23            824
                                                             --------    --------     ---------      ---------
                                                               (2,649)       (829)       (4,024)          (791)
                                                             --------    --------     ---------      ---------
Income (loss) before income tax.........................       (6,581)    (10,518)       (6,689)        (8,760)

Income tax benefit (expense)............................           89         413          (190)          (596)
                                                             --------    --------     ---------      ---------
Net income (loss) before minority interest..............       (6,492)    (10,105)       (6,879)        (9,356)

Minority interest in net loss (income) of subsidiaries..        1,152       3,858           839          2,013
                                                             --------    --------     ---------      ---------
Net income (loss) ......................................     $ (5,340)   $ (6,247)    $  (6,040)     $  (7,343)

Other comprehensive income (expense) net of tax:
    Foreign currency translation adjustments............           25         (64)           23            (34)
                                                             --------    --------     ---------      ---------
Comprehensive income (loss).............................     $ (5,315)   $ (6,311)    $  (6,017)     $  (7,377)
                                                             --------    --------     ---------      ---------
                                                             --------    --------     ---------      ---------
Net income (loss) per share - basic and diluted.........     $  (0.29)   $  (0.34)    $   (0.33)     $   (0.40)
                                                             --------    --------     ---------      ---------
                                                             --------    --------     ---------      ---------

     The accompanying notes are an integral part of these financial statements.

                              DNAP HOLDING CORPORATION

                   UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                             THOUSANDS OF U.S. DOLLARS

                                                                      Six Months Ended June 30,
                                                                      -------------------------
                                                                         1998          1997
                                                                      ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).................................................     $ (6,040)     $ (7,343)
Items not affecting cash:
  Minority interest...............................................         (839)       (2,013)
  Depreciation ...................................................        1,815         1,697
  Amortization of goodwill, patents and trademarks................        1,464         1,252
  Deferred income taxes...........................................           24            --
  Gain from sale of property, plant and equipment.................           --          (321)
Net changes (exclusive of subsidiaries acquired or divested) in:
  Accounts receivable and advances to growers, net................       (8,329)       (4,252)
  Inventories.....................................................        9,709        10,654
  Accounts payable and accrued expenses...........................       (2,757)         (732)
  Other assets....................................................         (189)         (481)
                                                                       --------      --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES...............       (5,142)       (1,539)
                                                                       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment........................       (1,943)       (3,302)
Proceeds from sale of property, plant and equipment...............           --           920
Proceeds from divestiture of Van Namen, net of cash divested......          637            --
Payment for purchase of companies.................................         (476)         (277)
                                                                       --------      --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...............       (1,782)       (2,659)
                                                                       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings...............................      (17,477)          225
Repayments of long-term debt......................................         (112)           17
Accounts due to related parties...................................       25,264          (967)
                                                                       --------      --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...............        7,675          (725)
                                                                       --------      --------
Net increase (decrease) in cash and cash equivalents..............          751        (4,923)
Cash at beginning of year   ......................................        6,600        10,735
                                                                       --------      --------
Cash at end of period.............................................     $  7,351       $ 5,812
                                                                       --------      --------
                                                                       --------      --------

     The accompanying notes are an integral part of these financial statements.

                              DNAP HOLDING CORPORATION

                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 1998

NOTE 1 - BASIS OF PRESENTATION

DNAP Holding Corporation (together with its subsidiaries, "DNAP Holding" or the "Company"), a subsidiary of Bionova, S.A. de C.V., a Mexican corporation ("Bionova Mexico"), was formed on January 12, 1996 and originally named Bionova U.S. Inc., to be the holding company of a consolidated group, which includes certain former subsidiaries of Bionova Mexico (the "Bionova Subsidiaries") and, after consummation of a merger effective September 26, 1996, DNA Plant Technology Corporation, a Delaware corporation ("DNAP"), and its subsidiaries. Today, the Company acts as a holding company for (i) Agricola Batiz, S.A. de C.V., of which the Company owns 80% ("ABSA"), (ii) International Produce Holding Company, of which the Company owns 100% ("IPHC"), (iii) DNA Plant Technology Corporation, of which the Company owns 100% ("DNAP"), and (iv) VPP Corporation, of which the Company owns 100% ("VPP").

NOTE 2 - NET LOSS PER COMMON SHARE

The weighted average number of common shares outstanding during the three months ended June 30, 1997 and 1998 and for the first six months ended June 30, 1997 and 1998 was 18,370,640.

NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                               June 30,   December 31,
                                                                 1998         1997
                                                               --------   ------------
     Finished produce...................................        $2,381       $ 1,815
     Growing crops .....................................         1,080         9,974
     Advances to suppliers..............................           294           316
     Spare parts and materials .........................         3,816         4,821
     Merchandise in transit and other...................           338           980
                                                                ------       -------
                                                                 7,909        17,906
     Allowance for slow moving inventories .............           (81)         (127)
                                                                ------       -------
                                                                $7,828       $17,779
                                                                ------       -------
                                                                ------       -------

NOTE 4 - CASH FLOWS

Cash flows for the first six months of 1998 reflect the elimination of the Royal Van Namen account balances, which were still recorded on DNAP Holding's balance sheet as of December 31, 1997.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

     Revenues increased from $70.1 million in the second quarter of 1997 to $77.0 million in the second quarter of 1998. The largest contributor to this increase was the U.S. distribution companies, which recorded an increase of $18.5 million for the quarter (59% higher than prior year), which was due to greater availability of product during the quarter. Sales also increased significantly during the second quarter of 1998 in Canada and Mexico as compared with the same quarter in 1997 ($2.7 and $3.8 million, respectively, representing percentage gains of 45% and 26%). These gains were partially offset by the divestiture of Royal Van Namen ("RVN") during the first quarter of 1998, which recorded $18.1 million of sales during the second quarter of 1997.

     Gross profit (sales less cost of sales) improved from a loss of $1.1 million in the second quarter of 1997 to a profit of $5.1 million in the same quarter of 1998. While ABSA experienced a negative gross profit of $2.7 million in the second quarter of 1998, this represented an improvement of $4.0 million over the same quarter in 1997. This improvement came about by the elimination of $2.7 million in write offs taken during the second quarter of 1997, and the higher level of production that resulted from better weather conditions during the second quarter of 1998 as compared with 1997. In conjunction with the higher sales levels and some reduction in expenses in the U.S., Canadian, and Mexican distribution companies, the gross profit of these companies increased by $3.0 million during the second quarter of 1998 as compared to the same quarter of 1997. The divestiture of RVN resulted in a reduction of gross profit between the first quarters of 1997 and 1998 of $0.8 million.

     Selling and administrative expenses declined from $7.0 million in the second quarter of 1997 to $6.8 million in the second quarter of 1998. This $0.2 million decline was due primarily to the divestiture of RVN during the first quarter of 1998 and a consequential reduction in selling and administrative expenses in this quarter of $0.6 million, offset in part by a $0.4 million increase in corporate overhead expenses.

     The non-cash charge for amortization of goodwill, patents and trademarks was $0.7 million in the second quarter of 1998, emanating from the goodwill and patents relating to the DNAP merger, and the purchase of the IPHC and ABSA minority interests.

     Research and development expenses increased from $1.2 million in the second quarter of 1997 to $1.4 million in the same quarter of 1998, which was due to the increased level of activity at DNAP.

     Interest expense increased by $0.3 million in the second quarter of 1998 as compared with the same quarter of 1997 due to the increase in the average level of debt outstanding.

     In the second quarter of 1998, DNAP Holding experienced a net foreign exchange loss of $1.2 million as compared to a gain of $0.4 million in the same quarter of 1997. This exchange loss in the second quarter of 1998 occurred in conjunction with the volatility of the international currency markets. As a consequence, an exchange loss was experienced by ABSA, whose functional currency is the U.S. dollar, due to its net peso monetary position.

     The Company recorded an income tax benefit of $0.1 million in the second quarter of 1998 as compared with a benefit of $0.4 million for the same quarter in 1997. This change was attributable to the lower earnings of the Mexican subsidiaries and the elimination of the R.B. Packing companies' tax liability (R.B. Packing, Inc., R.B. Packing of California, Inc., and R.B. Packing of Texas, Inc.) due to their consolidation for tax purposes into DNAP Holding beginning in the fourth quarter of 1997, following the Company's acquisition of the minority interests in IPHC.

     During the second quarter of 1998, the share of losses allocable to minority interests was $1.2 million as compared with $3.9 million for the same quarter in 1997. The 1998 and 1997 allocations of losses are consistent with the minority positions held across the operating subsidiaries of the Company and were affected significantly by the increase in the Company's interests in ABSA and IPHC and the divestiture of its entire interest in RVN.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

     Revenues increased slightly from $147.2 million during the first six months of 1997 to $147.5 million during the same period in 1998. The U.S. distribution companies recorded an increase of $16.0 million for the first six months (22% higher than prior year), which was due to greater availability of product during the second quarter. Sales also increased significantly during the first six months of 1998 in Canada and Mexico as compared with the same period in 1997 ($6.1 and $6.9 million, respectively, representing percentage gains of 56% and 23%). These gains were partially offset by the divestiture of Royal Van Namen ("RVN") during the first quarter of 1998, which recorded $29.7 million of sales during the first six months of 1997. The Company's revenues were also benefited by a $1.0 million increase in royalties at DNAP during the first six months of 1998 as compared with the same period in 1997.

     Gross profit (sales less cost of sales) improved from $7.6 million during the first six months of 1997 to $13.6 million during the same period in 1998. While ABSA experienced a negative gross profit of $1.2 million during the first six months of 1998, this represented an improvement of $3.0 million over the same period in 1997. This improvement came about by the elimination of $2.7 million in write offs taken during the second quarter of 1997, and the higher level of production that resulted from better weather conditions during the second quarter of 1998 as compared with 1997. In conjunction with the higher sales levels and some reduction in expenses in the U.S., Canadian, and Mexican distribution companies, the gross profit of these companies increased by $3.8 million during the first six months of 1998 as compared to the same period of 1997. The divestiture of RVN resulted in a reduction of gross profit between the first six months of 1997 and 1998 of $1.8 million. The Company's gross profit also benefited by the $1.0 million increase in royalties at DNAP during the first six months of 1998 as compared with the same period in 1997.

     Selling and administrative expenses remained flat at $12.0 million for the first six months of 1997 and 1998. The reduction in selling and administrative expenses of $1.2 million associated with the divestiture of RVN during the first six months of 1998 was offset by an increase in corporate overhead expenses of $1.2 million during the same period.

     Research and development expenses increased from $2.4 million during the first six months of 1997 to $2.8 million for the same period of 1998, which was due to the increased level of activity at DNAP.

     The non-cash charge for amortization of goodwill, patents and trademarks was $1.5 million for the first six months of 1998, emanating from the goodwill and patents relating to the DNAP merger, and the purchase of the IPHC and ABSA minority interest.

     Interest expense increased by $0.9 million during the first six months of 1998 as compared with the same period of 1997 due to the increase in the average level of debt outstanding.

     During the first six months of 1998, DNAP Holding experienced a net foreign exchange loss of $1.0 million as compared to a gain of $0.5 million in the same quarter of 1997. This entire exchange loss occurred in the second quarter of 1998 in conjunction with the volatility of the international currency markets. As a consequence, an exchange loss was experienced by ABSA, whose functional currency is the U.S. dollar, due to its net peso monetary position.

     The Company recorded an income tax expense of $0.2 million for the first six months of 1998 as compared with an expense of $0.6 million for the same period in 1997. This variance was attributable to the lower earnings of the Mexican subsidiaries and the elimination of the R.B. Packing companies' tax liability (R.B. Packing, Inc., R.B. Packing of California, Inc., and R.B. Packing of Texas, Inc.) due to their consolidation for tax purposes into DNAP Holding beginning in the fourth quarter of 1997, following the Company's acquisition of the minority interests in IPHC.

     During the first six months of 1998, the share of losses allocable to minority interests was $0.8 million as compared with $2.0 million for the same period in 1997. The 1998 and 1997 allocations of losses are consistent with the minority positions held across the operating subsidiaries of the Company and were affected significantly by the increase in the Company's interest in ABSA and IPHC and the divestiture of its entire interest in RVN.

CAPITAL EXPENDITURES

     During the first six months of 1998, the Company made capital investments of $1.9 million in property, plant and equipment. The majority of the funds were spent on two investment projects at ABSA -- the installation of new irrigation systems on agricultural land owned by the ABSA and additional cooling room capacity required for product quality.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1998, the Company used $5.1 million in cash in operating activities. Cash used in the results of operations amounted to $3.6 million (i.e., net income, minority interest, depreciation, amortization, deferred income taxes, and gain from sale of property, plant, and equipment). Working capital requirements increased by $1.6 million during the first six months of 1998. Accounts receivable and advances to growers increased by $8.3 million in the first six months of 1998 as $7.2 million of financing was provided to joint ventures with growers for the 1998-1999 growing season and customer receivables increased by $1.1 million, which was consistent with the sales of the distribution companies during the last two months of the second quarter. Inventories and accounts payable declined by $9.7 million and $2.8 million, respectively, as the harvest season in Culiacan and Baja California Sur in Mexico came to an end.

     In addition to the $1.9 million invested in purchases of property, plant and equipment, cash flows used in investing activities reflected $0.9 million of cash received on the divestiture of RVN during the first quarter of 1998, reduced by the 1997 year-end cash balance of $0.3 million in the accounts of RVN; and an earn-out payment made to the minority owners of Interfruver associated with that company's performance in 1997.

     Cash generated from financing activities during the first six months of 1998 was $7.7 million. ELM financed the retirement of certain bank debt and certain requirements of ABSA's joint ventures for the 1998-99 growing season.

     The Company recently received an investment proposal from Bionova International, Inc., a subsidiary of Bionova Mexico, its controlling stockholder, to invest up to $50 million in DNAP Holding. The cash contributed by Bionova International, Inc. would be used to retire a portion of the Company's debt, including amounts owed to ELM and/or other creditors. In conjunction with this proposed capitalization, the Company has entered into discussions with financial institutions to obtain as much as $100 million in long-term debt and credit lines which will enable it to restructure the balance of its debt. The Company is continuing to receive short-term financial support from ELM in anticipation of completing these transactions.

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

     HISTORICAL LOSSES AND ACCUMULATED DEFICITS. DNAP Holding sustained losses in 1996, 1997. and the first six months of 1998. There is no assurance that some of the factors that caused these historical losses will not be present in future periods or that the Company will be profitable in the future.

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

                            PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As described in the Company's Form 10-Q for the quarter ended March 31, 1998, DNA Plant Technology Corporation, a wholly-owned subsidiary of the Company ("DNAP"), was named as a defendant in a lawsuit brought by U.A. Local No. 467 Health and Welfare Trust Fund in the Superior Court of the State of California, County of San Mateo. Since March 31, 1998, DNAP has been named as a defendant in twenty-two additional cases brought on behalf of union trust funds in the California state courts. All of these cases have been brought against numerous defendants including DNAP and various manufacturers and distributors of tobacco products. In each of the cases, the plaintiff alleges that the defendants engaged in improper business and advertising practices, committed fraud and deceit, made negligent misrepresentations, and violated California's anti-trust laws in the course of manufacturing, marketing, and distributing cigarettes. DNAP's involvement in these suits arises from allegations regarding research it performed for a major tobacco company from 1983 through 1994. The plaintiffs are seeking economic damages and injunctive relief. DNAP denies any wrongdoing or liability in these cases and intends to vigorously contest these lawsuits.

     On May 19, 1998, Patricia Henley filed a lawsuit in the Superior Court of the State of California, County of San Francisco, against six tobacco companies and certain other defendants, including DNAP. In this lawsuit, the plaintiff alleges that the defendants engaged in improper business and advertising practices, committed fraud and deceit, and made negligent misrepresentations in the course of manufacturing, marketing, and distributing cigarettes. DNAP's involvement in this suit arises from allegations regarding research it performed for a major tobacco company from 1983 through 1994. The plaintiff is seeking economic damages and injunctive relief. On June 22, 1998, DNAP filed a demurrer (a motion to dismiss all of the claims against it) and on July 22 the court sustained the demurrer, but gave the plaintiff leave to amend her complaint. DNAP denies any wrongdoing or liability in this matter and intends to vigorously contest this lawsuit.

ITEM 5.  OTHER INFORMATION

CAPITALIZATION PROPOSAL

On July 16, 1998, the Company received a capitalization proposal from its controlling stockholder, Bionova International, Inc. Bionova International is an indirect wholly-owned subsidiary of Empresas La Moderna, S.A. de C.V. ("ELM"). The Company has appointed a committee of independent directors to review and evaluate Bionova International's proposal. The committee has retained Piper Jaffray Inc. as its financial advisors and Proskauer Rose as its legal counsel.

In the proposal, Bionova International offers to invest up to $50 million in the Company in exchange for 3,800,000 shares of common stock and shares of preferred stock convertible into an additional 6,200,000 shares of common stock, subject to certain conditions. Assuming all of the preferred shares are converted into common shares, the price Bionova International is paying for the common stock is $5.00 per share. If the capitalization is consummated on these terms, Bionova International's ownership interest in the Company would increase from 70% to 80.6% (assuming conversion of its preferred stock). The cash contributed by Bionova International would be used by the Company to retire a portion of the Company's debt, including amounts owed to ELM and/or other creditors, and to provide funds for operations and future acquisitions.

Consummation of the proposed capitalization also would enable the Company to come back into compliance with the criteria for continued listing of its shares on the Nasdaq National Market. Earlier this year, the Company was advised by the Nasdaq Stock Market, Inc. it had fallen out of compliance with such criteria and that its shares could be delisted from the Nasdaq National Market unless it corrected its deficiency.

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

                                      DNAP HOLDING CORPORATION


          Date:  August 12, 1998      By:          /s/ ARTHUR H. FINNEL
                                          -------------------------------------
                                                    Arthur H. Finnel,
                                                Executive Vice President,
                                          Treasurer and Chief Financial Officer

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