Form 10-Q
period 1998-09-30
DNAP HOLDING CORP
filed 1998-11-13
CIK 1020866

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-Q

  /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1998

                                         or

  / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________

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

                                   (510) 547-2395
                (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No
                                                -----     -----

      As of October 6, 1998, 23,588,031 shares of common stock, par value $0.01 per share, of DNAP Holding Corporation were outstanding.

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              DNAP HOLDING CORPORATION

                             CONSOLIDATED BALANCE SHEET
                             THOUSANDS OF U.S. DOLLARS

                                               September 30,    December 31,
                                                    1998             1997
                                               -------------    -------------
                                                (unaudited)
ASSETS
Current assets:
Cash and cash equivalents . . . . . . . . . .   $     4,937     $     6,600
Accounts receivable . . . . . . . . . . . . .        17,329          32,777
Advances to growers . . . . . . . . . . . . .        14,266           5,311
Inventories . . . . . . . . . . . . . . . . .        13,069          17,779
Other current assets. . . . . . . . . . . . .           352             618
                                                -----------     -----------
     Total current assets . . . . . . . . . .        49,953          63,085
                                                -----------     -----------
Property, plant and equipment, net. . . . . .        34,395          36,520
Patents and trademarks, net . . . . . . . . .        12,333          13,258
Goodwill, net . . . . . . . . . . . . . . . .        29,966          30,792
Deferred income taxes . . . . . . . . . . . .         3,279           3,279
Other assets. . . . . . . . . . . . . . . . .         1,331             315
                                                -----------     -----------
     Total assets . . . . . . . . . . . . . .   $   131,257     $   147,249
                                                -----------     -----------
                                                -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans . . . . . . . . . . . .   $    38,341     $    51,217
Current portion of long-term debt . . . . . .         2,377           2,588
Accounts payable and accrued expenses . . . .        15,985          28,915
Accounts due to related parties . . . . . . .        48,722          21,949
Deferred income taxes. . . . . . . . . .  . .         4,739           4,715
                                                -----------     -----------
     Total current liabilities. . . . . . . .       110,164         109,384
Long-term debt. . . . . . . . . . . . . . . .         5,673           7,215
                                                -----------     -----------
     Total liabilities. . . . . . . . . . . .       115,837         116,599
                                                -----------     -----------
Minority interest . . . . . . . . . . . . . .         1,264           2,294
                                                -----------     -----------
Stockholders' equity:
Preferred stock, $.01 par value, 5,000
shares authorized, no shares
  issued and outstanding. . . . . . . . . . . .         --               --
Common stock, $.01 par value, 25,000,000
shares authorized, 18,370,640 shares
issued and outstanding. . . . . . . . . . . . .        184              184
Additional paid-in capital. . . . . . . . . . .     78,720           78,720
Accumulated deficit . . . . . . . . . . . . . .    (64,520)         (50,240)
Cumulative other comprehensive income . . . . .       (228)            (308)
                                                -----------     -----------
Total stockholders' equity. . . . . . . . . . .     14,156           28,356
                                                -----------     -----------
Total liabilities and stockholders' equity. . . $   131,257     $   147,249
                                                -----------     -----------
                                                -----------     -----------

  The accompanying notes are an integral part of these financial statements.

                              DNAP HOLDING CORPORATION

                   UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                             THOUSANDS OF U.S. DOLLARS
                             (EXCEPT PER SHARE AMOUNTS)

                                                             Three Months Ended        Nine Months Ended
                                                                September 30,             September 30,
                                                          ----------------------     ----------------------
                                                             1998         1997         1998          1997
                                                          --------      --------     ---------    ---------
Total revenues. . . . . . . . . . . . . . . . . . . . . . $ 43,915      $ 57,091     $ 191,418    $ 204,288
                                                          --------      --------     ---------    ---------
Cost of sales . . . . . . . . . . . . . . . . . . . . . .  (44,290)      (52,138)     (178,187)    (191,701)
Selling and administrative expenses . . . . . . . . . . .   (5,259)       (5,991)      (17,265)     (17,980)
Research and development expenses . . . . . . . . . . . .   (1,358)       (1,336)       (4,159)      (3,697)
Purchased research and development. . . . . . . . . . . .       --        (2,813)           --       (2,813)
Amortization of goodwill, patents and trademarks. . . . .     (730)         (598)       (2,194)      (1,850)
                                                          --------      --------     ---------    ---------
                                                           (51,637)      (62,876)     (201,805)    (218,041)
                                                          --------      --------     ---------    ---------
Operating income (loss) . . . . . . . . . . . . . . . . .   (7,722)       (5,785)      (10,387)     (13,753)
                                                          --------      --------     ---------    ---------
Interest expense. . . . . . . . . . . . . . . . . . . . .   (2,052)       (1,177)       (5,640)      (3,850)
Interest income . . . . . . . . . . . . . . . . . . . . .      348           243           854          769
Exchange gain (loss), net . . . . . . . . . . . . . . . .    1,063          (159)           98          373
Other non-operating income. . . . . . . . . . . . . . . .       58          (177)           81          647
                                                          --------      --------     ---------    ---------
                                                              (583)       (1,270)       (4,607)      (2,061)
                                                          --------      --------     ---------    ---------
Income (loss) before income tax . . . . . . . . . . . . .   (8,305)       (7,055)      (14,994)     (15,814)

Income tax benefit (expense). . . . . . . . . . . . . . .     (420)         (387)         (610)        (984)
                                                          --------      --------     ---------    ---------
Net income (loss) before minority interest. . . . . . . .   (8,725)       (7,442)      (15,604)     (16,798)
Minority interest in net loss (income) of subsidiaries. .      485         1,048         1,324        3,061
                                                          --------      --------     ---------    ---------
Net income (loss) . . . . . . . . . . . . . . . . . . . .   (8,240)       (6,394)      (14,280)     (13,737)

Other comprehensive income (expense) net of tax:
    Foreign currency translation adjustments. . . . . . .       57             8            80          (26)
                                                          --------      --------     ---------    ---------
Comprehensive income (loss) . . . . . . . . . . . . . . . $ (8,183)     $ (6,386)    $ (14,200)   $ (13,763)
                                                          --------      --------     ---------    ---------
                                                          --------      --------     ---------    ---------
Net income (loss) per share - basic and diluted . . . . . $  (0.45)     $  (0.35)    $   (0.77)   $   (0.75)
                                                          --------      --------     ---------    ---------
                                                          --------      --------     ---------    ---------

  The accompanying notes are an integral part of these financial statements.

                              DNAP HOLDING CORPORATION

                   UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                             THOUSANDS OF U.S. DOLLARS

                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                              1998              1997
                                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .    $   (14,280)     $   (13,737)
Items not affecting cash:
  Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . .         (1,324)          (3,061)
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,947            2,496
  Amortization of goodwill, patents and trademarks . . . . . . . . . .          2,194            1,850
  Purchased research and development . . . . . . . . . . . . . . . . .             --            2,813
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .             24               --
  Gain from sale of property, plant and equipment. . . . . . . . . . .             --             (321)
Net changes (exclusive of subsidiaries acquired or divested) in:
  Accounts receivable and advances to growers, net . . . . . . . . . .            807           12,909
  Notes receivable from related parties. . . . . . . . . . . . . . . .             --           (2,719)
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,468            4,657
  Accounts payable and accrued expenses. . . . . . . . . . . . . . . .         (6,786)         (11,116)
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,070)             164
                                                                          -----------      -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. . . . . . . . . .        (13,020)          (6,065)
                                                                          -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intellectual property . . . . . . . . . . . . . . . . .             --           (2,630)
Advances to related parties towards purchase of shares . . . . . . . .             --           (5,000)
Purchases of property, plant and equipment . . . . . . . . . . . . . .         (3,899)          (3,252)
Proceeds from sale of property, plant and equipment. . . . . . . . . .             --              648
Proceeds from divestiture of Van Namen, net of cash divested . . . . .            637               --
Payment for purchase of companies. . . . . . . . . . . . . . . . . . .           (476)            (277)
                                                                          -----------      -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES. . . . . . . . . .         (3,738)         (10,511)
                                                                          -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings. . . . . . . . . . . . . . . . . .        (11,567)           4,179
Repayments of long-term debt . . . . . . . . . . . . . . . . . . . . .           (111)              66
Accounts due to related parties. . . . . . . . . . . . . . . . . . . .         26,773            6,945
                                                                          -----------      -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.
                                                                               15,095           11,190
                                                                          -----------      -----------
Net increase (decrease) in cash and cash equivalents.... . . . . . . .         (1,663)          (5,386)
Cash at beginning of year. . . . . . . . . . . . . . . . . . . . . . .          6,600           10,735
                                                                          -----------      -----------
Cash at end of period. . . . . . . . . . . . . . . . . . . . . . . . .    $     4,937      $     5,349
                                                                          -----------      -----------
                                                                          -----------      -----------

     The accompanying notes are an integral part of these financial statements.

                              DNAP HOLDING CORPORATION

                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1998

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

NOTE 2 - NET LOSS PER COMMON SHARE

     The weighted average number of common shares outstanding during the three months ended September 30, 1997 and 1998 and for the first nine months ended September 30, 1997 and 1998 was 18,370,640.

NOTE 3 - INVENTORIES

     Inventories consist of the following:

                                                  September 30,    December 31,
                                                      1998             1997
                                                  -------------    ------------
     Finished produce..........................     $  2,028        $  1,815
     Growing crops.............................        4,775           9,974
     Advances to suppliers.....................        1,183             316
     Spare parts and materials.................        4,269           4,821
     Merchandise in transit and other..........          944             980
                                                  -------------    ------------
                                                      13,199          17,906
     Allowance for slow moving inventories.....         (130)           (127)
                                                  -------------    ------------
                                                   $  13,069        $ 17,779
                                                  -------------    ------------
                                                  -------------    ------------

NOTE 4 - CASH FLOWS

     Cash flows for the first nine months of 1998 reflect the elimination of the Royal Van Namen account balances, which were still recorded on DNAP Holding's balance sheet as of December 31, 1997.

NOTE 5 - RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

     DNAP Holding Corporation, a Delaware corporation (together with its subsidiaries, unless the context requires otherwise, "DNAP Holding" or the "Company"), was formed in January 1996, and acts as a holding company for (i) Agricola Batiz, S.A. de C.V., a corporation organized under the laws of the United Mexican States, of which the Company owns 80% ("ABSA"), (ii) International Produce Holding Company, a Delaware corporation, of which the Company owns 100% ("IPHC"), (iii) DNA Plant Technology Corporation, a Delaware corporation, of which the Company owns 100% ("DNAP"), and (iv) VPP Corporation, a Delaware corporation, of which the Company owns 100% ("VPP"). The Company acquired majority interests in ABSA and IPHC on July 1, 1996, by means of a capital contribution from Bionova S.A. de C.V. ("Bionova Mexico"), and on October 7, 1997, acquired all of the minority interests in IPHC and increased its ownership interest in ABSA to 80%. DNAP became a wholly-owned subsidiary of the Company on September 26, 1996, as a result of the merger (the "Merger") of Bionova Acquisition, Inc., a Delaware corporation that was a wholly-owned subsidiary of the Company, with and into DNAP. VPP was formed as a wholly-owned subsidiary of the Company on August 18, 1997. As of October 6, 1998, approximately 76.6% of the outstanding common stock of the Company is indirectly owned by Empresas La Moderna, S.A. de C.V. ("ELM").

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues decreased from $57.1 million in the third quarter of 1997 to $43.9 million in the third quarter of 1998. This decline in revenues was in large part explained by the divestiture of Royal Van Namen ("RVN") during the first quarter of 1998, which recorded $12.2 million of sales during the third quarter of 1997. Revenues in the United States and Canada increased $2.0 million and $1.4 million, or 13% and 37%, respectively, as compared with the same quarter a year ago. Interfruver's sales were down 14% in the third quarter of 1998 as compared to the same quarter of 1997 due to the extremely high prices that prevailed in the third quarter of 1997. Revenues of DNAP declined by $0.5 million due to lower licensing and contract revenues.

     Gross profit (sales less cost of sales) declined from a profit of $5.0 million in the third quarter of 1997 to a loss of $0.4 million in the same quarter of 1998. ABSA experienced a gross margin loss of $2.9 million in the third quarter of 1998, which was $2.5 million greater than the gross margin loss during the same quarter in 1997. This higher gross margin loss was directly attributable to a charge of $2.5 million to write down receivables associated with two of ABSA's farming joint ventures as another step in the consolidation of ABSA's agricultural activities in Mexico. Due primarily to the lower product prices in Mexico and higher cost of sales in the United States during the third quarter of 1998 as compared with the same quarter in 1997, the gross profit of the Company's distribution companies declined by $1.9 million. DNAP's gross profit declined by $0.5 million due to the reduction in licensing and contract revenues for the third quarter of 1998 as compared to the same quarter of 1997. The divestiture of RVN resulted in a reduction of gross profit between the third quarters of 1997 and 1998 of $0.5 million.

     Selling and administrative expenses declined from $6.0 million in the third quarter of 1997 to $5.3 million in the third quarter of 1998. This $0.7 million decline was due primarily to the divestiture of RVN during the first quarter of 1998.

     During the third quarter of 1997 the Company wrote off $2.8 million of purchased research and development in connection with the acquisition of the intellectual property assets of United Agricorp, Inc. ("UAC").

     The non-cash charge for amortization of goodwill, patents and trademarks was $0.7 million in the third quarter of 1998, emanating from the goodwill and patents relating to the DNAP merger, and the purchase of the IPHC and ABSA minority interests.

     Interest expense increased by $0.8 million in the third quarter of 1998 as compared with the same quarter of 1997 due to the increase in the average level of debt outstanding.

     In the third quarter of 1998, DNAP Holding experienced a net foreign exchange gain of $1.1 million as compared to a loss of $0.2 million in the same quarter of 1997. This exchange gain in the third quarter of 1998 occurred in conjunction with the volatility of the international currency markets. As a consequence, an exchange gain was experienced by ABSA, whose functional currency is the U.S. dollar, due to its net peso monetary position.

     During the third quarter of 1998, the share of losses allocable to minority interests was $0.5 million as compared with a minority interest loss of $1.0 million for the same quarter in 1997. The 1998 and 1997 allocations of losses are consistent with the minority positions held across the operating subsidiaries of the Company and were affected significantly by the increase in the Company's interests in ABSA and IPHC and the divestiture of its entire interest in RVN.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues declined from $204.3 million during the first nine months of 1997 to $191.4 million during the same period in 1998. The United States distribution companies reflected an increase of $18.0 million for the first nine months (10% higher than prior year), which was due primarily to greater availability of product during the second quarter. Sales also increased during the first nine months of 1998 in Canada and Mexico as compared with the same period in 1997 ($7.4 and $3.1 million, respectively, representing percentage gains of 51% and 6%), due to an improved competitive environment and the distribution of a broader range of products. This growth in the Americas was more than offset by the divestiture of Royal Van Namen ("RVN") during the first quarter of 1998, which recorded sales of $41.9 million during the first nine months of 1997. DNAP's revenues during the first nine months of 1998 increased by $0.5 million over the same period in 1997 due to higher licensing and royalty revenues.

     Gross profit (sales less cost of sales) improved from $12.6 million during the first nine months of 1997 to $13.2 million during the same period in 1998. While ABSA experienced a gross loss of $4.1 million during the first nine months of 1998, this represented an improvement of $0.9 million over the same period in 1997. In conjunction with the higher sales levels and a reduction in expenses in the U.S., Canadian, and Mexican distribution companies, the gross profit of these companies increased by $1.6 million during the first nine months of 1998 as compared to the same period of 1997. The divestiture of RVN resulted in a reduction of gross profit between the first nine months of 1997 and 1998 of $2.3 million. The Company's gross profit also benefited by the $0.4 million increase in license and royalties fees at DNAP during the first nine months of 1998 as compared with the same period in 1997.

     Selling and administrative expenses decreased from $18.0 million for the first nine months of 1997 to $17.3 million during the same period of 1998. The reduction in selling and administrative expenses of $1.6 million associated with the divestiture of RVN during the first nine months of 1998 was offset to some extent by an increase in corporate overhead expenses of $0.9 million during the same period.

     Research and development expenses increased from $3.7 million during the first nine months of 1997 to $4.2 million for the same period of 1998, which was due to the increased level of activity at DNAP.

     During the first nine months of 1997 the Company wrote off $2.8 million of purchased research and development in connection with the acquisition of the intellectual property assets of UAC.

     The non-cash charge for amortization of goodwill, patents and trademarks was $2.2 million for the first nine months of 1998, emanating from the goodwill and patents relating to the DNAP merger, and the purchase of the IPHC and ABSA minority interests.

     Interest expense increased by $1.7 million during the first nine months of 1998 as compared with the same period of 1997 due to an increase in the average level of debt outstanding.

     The Company recorded an income tax expense of $0.6 million for the first nine months of 1998 as compared with an expense of $1.0 million for the same period in 1997. This variance was attributable to the elimination of the R.B. Packing companies' tax liability (R.B. Packing, Inc., R.B. Packing of California, Inc., and R.B. Packing of Texas, Inc.) due to their consolidation for tax purposes into DNAP Holding, beginning in the third quarter of 1997 which followed the Company's acquisition of the minority interests in IPHC.

     During the first nine months of 1998, the share of losses allocable to minority interests was $1.3 million as compared with $3.1 million for the same period in 1997. The 1998 and 1997 allocations of losses are consistent with the minority positions held across the operating subsidiaries of the Company and were affected significantly by the increase in the Company's interest in ABSA and IPHC and the divestiture of its entire interest in RVN.

CAPITAL EXPENDITURES

     During the first nine months of 1998, the Company made capital investments of $3.9 million in property, plant and equipment. The majority of the funds were spent on three investment projects at ABSA -- the installation of new irrigation systems on agricultural land owned by the ABSA, additional cooling room capacity required for product quality, and initial investments for a new packaging facility at ABSA's production site in Culiacan, Mexico.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended September 30, 1998, the Company used $13.0 million in cash in operating activities. Cash used in the results of operations amounted to $10.4 million (i.e., net income, minority interest, depreciation, amortization, and deferred income taxes). Working capital requirements increased by $2.6 million during the first nine months of 1998. Accounts receivable and advances to growers decreased by $0.8 million in the first nine months of 1998 as $8.9 million of financing was provided to joint ventures with growers for the 1998-1999 growing season and customer receivables decreased by $9.7 million, which was consistent with the traditionally low sales that occur in the third quarter for the United States and Canadian distribution companies. Inventories and accounts payable declined by $4.5 million and $6.8 million, respectively, as the 1998-99 growing season started during July in Culiacan and Baja California Sur in Mexico. Cash requirements associated with other assets reflected advances made for the capitalization of the Company of $0.8 million during the third quarter of 1998.

     In addition to the $3.9 million invested in purchases of property, plant and equipment, cash used in investing activities reflected (i) $0.9 million of cash received on the divestiture of RVN during the first quarter of 1998, reduced by the 1997 year-end cash balance of $0.3 million in the accounts of RVN and (ii) an earn-out payment made to the minority owners of Interfruver associated with that company's performance in 1997.

     Cash generated from financing activities during the first nine months of 1998 was $15.1 million. ELM financed the retirement of certain bank debt and certain requirements of ABSA's joint ventures for the 1998-1999 growing season.

     On October 6, 1998 Bionova International, Inc., a wholly-owned subsidiary of ELM, made a capital contribution of $30.0 million to the Company in exchange for 5,217,391 shares of DNAP Holding Corporation common stock at a price of $5.75 per share. The Company used $13.0 million of the proceeds it received in this transaction to repay $13.0 million of its outstanding debt to Bionova International, Inc. and its affiliates, and the remaining $17.0 million will be used in the operations of the business.

     The Company is in the process of arranging a short-term loan facility with commercial banks of $30.0 million which is expected to be completed by the middle of November.

YEAR 2000 ("Y2K") UPDATE

BACKGROUND

     The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

THE PROJECT

     The Company's Y2K project includes both information technology ("IT") and non-IT systems and has been divided into four principal sections. These sections are (1) hardware, (2) software, (3) non-IT systems, and (4) third parties (suppliers, customers, and other). Sections 1, 2, and 3 have, or will go through seven phases, as follows: (i) an inventory of all items relevant to Y2K, (ii) assignment of priorities regarding each of these items for the Company's activities in the Y2K, (iii) determination of the Company's current Y2K capability and compliance with regard to each of these items, (iv) preliminary testing of Y2K capability,
(v) maintenance and or replacement of items that fail to meet Y2K requirements, (vi) validation that maintenance and replacement changes meet Y2K requirements, and (vii) design of contingency plans.

     The Company has completed the first two phases - the inventory and assignment of priorities -- for all four sections of the project.

     The hardware section includes personal computers, servers, routers, central telephone systems, printers, faxes etc. The Company has determined that 80 percent of the hardware already is compliant and has moved on to the testing, maintenance and/or replacement, and validation phases. The balance of the hardware and non-IT systems, such as alarm systems, are expected to be 100 percent compliant by December 31, 1998. The contingency plan for this section is scheduled to be complete by January 31, 1999.

     The software section includes both purchased and internally developed software. These software applications are in the preliminary testing phase, and the Company estimates that about 85 percent of all applications software being used today already is compliant. The software that is not Y2K compliant will be converted, upgraded or replaced. Software applications are scheduled to be 100 percent compliant by July, 1999 and the contingency plan for this section is expected to be complete by July 31, 1999.

     The third parties section includes suppliers and customers. This section consists of identifying those parties that are critical to the normal operations of the Company and contacting each of the critical parties, determining the extent to which these parties are vulnerable to Y2K issues, and identifying any exposure the Company might therefore have in its operations. Once this evaluation has been completed, contingency plans will be developed to deal with any Y2K issues emanating from this section. The evaluation process is expected to be complete by January 31, 1999, and the contingency plan is scheduled to be complete by March 31, 1999.

COST TO ADDRESS THE COMPANY'S Y2K ISSUES

     Costs incurred by the Company to date with respect to its Y2K activities have been immaterial. Once the testing phases of each section are completed, the Company will be in a position to determine its budget for 1999. It is expected that the most significant expenses will be associated with any replacement or conversion of software that is required.

THE RISK OF THE COMPANY TO Y2K ISSUES

     The failure to identify and/or correct properly a Y2K problem could result in an interruption in, or a failure of certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity or financial condition. The Company's Y2K project is proceeding ahead and is expected to be completed by July 31, 1999. With the completion of this project as scheduled, the Company believes that the possibility of significant interruptions of normal business activities and operations will be reduced.


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

     HISTORICAL LOSSES AND ACCUMULATED DEFICITS. DNAP Holding sustained losses in 1996, 1997. and through the first nine months of 1998. There is no assurance that some of the factors that caused these historical losses will not be present in future periods or that the Company will be profitable in the future.

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

     The Mexican farm work force retained by ABSA is unionized. If the union attempted to disrupt production and was successful on a large scale, labor costs would likely increase and there could be work stoppages, which would be particularly damaging in an industry where harvesting crops at peak times and getting them to market on a timely basis is critical.

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


                            PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As disclosed in DNAP Holding's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, DNAP Holding and DNA Plant Technology Corporation were named as defendants in a lawsuit styled Gordon K. Aaron et al. v. Empresas La Moderna, et al. Also as disclosed in that report, all of the claims pending in that suit against DNAP Holding and DNA Plant Technology Corporation were dismissed by the court on August 27, 1997. The Plaintiffs have filed a motion asking the court to reconsider its opinion that the former holders of preferred stock of DNA Plant Technology Corporation were not entitled to vote on the 1996 merger of that corporation with a subsidiary of DNAP Holding. DNAP Holding and DNA Plant Technology Corporation believe the court's opinion was correct and intend to vigorously oppose this motion.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

DNAP HOLDING CAPITALIZATION

     Pursuant to a Stock Purchase Agreement dated October 1, 1998, Bionova International, Inc. invested $30.0 million in the Company on October 6, 1998 to purchase 5,217,391 shares of DNAP Holding Common Stock, $.01 par value per share, at a price of $5.75 per share. As a result of this transaction, the total number of shares outstanding of DNAP Holding Common Stock increased to 23,588,031 and the total number of shares of DNAP Holding Common Stock owned by Bionova International, Inc. increased to 18,076,839, or 76.6% of the total outstanding. As previously agreed with Bionova International, Inc., the Company used a portion of the proceeds it received from Bionova International, Inc. to repay $13.0 million of its outstanding debt to Bionova International, Inc. and its affiliates. The remainder of the proceeds are being used by the Company for operations. The offer and sale of DNAP Holding Common Stock to Bionova International, Inc. pursuant to the Stock Purchase Agreement was exempt from registration under the Securities Act of 1933, as amended, pursuant to the exemption provided by Section 4(2) of that act.

     The Stock Purchase Agreement provides that at DNAP Holding's 1999 Annual Meeting of Stockholders, the Stockholders will be asked to approve a proposal to amend DNAP Holding's Certificate of Incorporation to increase the number of authorized shares of common stock to at least 40 million and that Bionova International, Inc. will vote its shares in favor of this proposal.

     The Stock Purchase Agreement also provides that following the annual meeting and subject to the approval of the proposal to amend the Certificate of Incorporation, DNAP Holding will distribute to each record holder of DNAP Holding Common Stock, as of a record date to be set by DNAP Holding, three rights (the "Rights") for every four shares of DNAP Holding Common Stock held by such record holder. Each Right will entitle the holder to purchase one share of DNAP Holding Common Stock at an exercise price of $5.75 per share. Rights to purchase fractional shares will not be issued; the number of Rights issued to each stockholder will be rounded up to the next whole number. The Rights will expire on May 31, 2000. Upon issuance of the Rights, Bionova International, Inc. will surrender to DNAP Holding (at no cost to DNAP Holding), a number of Rights that would entitle Bionova International, Inc. to purchase 9,130,435 shares of DNAP Holding Common Stock.

     DNAP Holding received a letter from The Nasdaq Stock Market, Inc. on October 20, 1998 that this capitalization program had been accepted as a proper remedy to the deficiency the Company previously had with respect to the Nasdaq's requirements for continued listing of its securities on the Nasdaq National Market.

ITEM 5.  OTHER INFORMATION

CONTROLLING STOCKHOLDER; CONFLICTS OF INTEREST

     Approximately 76.6% of the outstanding shares of common stock of the Company are owned of record by Bionova International, Inc., an indirect, wholly-owned subsidiary of ELM. Pursuant to a Governance Agreement dated as of September 26, 1996, between ELM and the Company, ELM (together with its affiliates) may acquire additional shares of common stock of the Company so long as their aggregate beneficial ownership of the Company's common stock does not exceed 80.1%, subject to applicable law. Also, pursuant to the Governance Agreement, ELM has the power to elect a majority of the Company's board of directors and to determine the outcome of any action requiring the approval of the holders of the Company's common stock. This ownership and management structure will inhibit the taking of any action by the Company which is not acceptable to the controlling stockholder.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1*    Certificate of Incorporation of the Company

     3.2** Certificate of Amendment to the Certificate of Incorporation of the Company

     3.3*    Bylaws of the Company

     4.1*** Stock Purchase Agreement dated as of October 1, 1998, between DNAP Holding and Bionova International, Inc.

     27.1    Financial Data Schedule

     ----------

     * Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-09975) and incorporated herein by reference.

     ** Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1996 and incorporated herein by reference.

     *** Filed as Exhibit 99.1 to the Company's current report on Form 8-K dated

          October 6, 1998 and incorporated herein by reference.

(b)  Reports on Form 8-K

     On October 14, 1998, the Company filed a report on Form 8-K dated October 6, 1998 relating to the capitalization transaction pursuant to which Bionova International, Inc. made an investment in the Company. The
     Form 8-K included an unaudited pro forma condensed balance sheet of the Company presenting the pro forma effect of the capitalization transaction assuming that it occurred as of August 31, 1998.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DNAP HOLDING CORPORATION


     Date: November 12, 1998                 By: /s/ ARTHUR H. FINNEL
                                       -------------------------------------
                                                   Arthur H. Finnel,
                                              Executive Vice President,
                                       Treasurer and Chief Financial Officer

                                 INDEX TO EXHIBITS

     3.1*    Certificate of Incorporation of the Company

     3.2** Certificate of Amendment to the Certificate of Incorporation of the Company

     3.3*    Bylaws of the Company

     4.1*** Stock Purchase Agreement dated as of October 1, 1998, between DNAP Holding and Bionova International, Inc.

     27.1    Financial Data Schedule

     ----------

     * Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-09975) and incorporated herein by reference.

     ** Filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1996 and incorporated herein by reference.

     *** Filed as Exhibit 99.1 to the Company's current report on Form 8-K dated October 6, 1998 and incorporated herein by reference.