Form 10-K405
period 1998-12-31
DNAP HOLDING CORP
filed 1999-03-29
CIK 1020866

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-12177

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

    Aggregate market value of Common Stock held by nonaffiliates as of March 9, 1999: $19,260,034

    Number of shares of Common Stock outstanding as of March 9, 1999: 23,588,031

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the Registrant's definitive proxy statement to be filed for its 1999 annual meeting of stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                            -----------
PART I....................................................................................................           3
  ITEM 1. BUSINESS........................................................................................           3
    Overview..............................................................................................           3
    Background............................................................................................           3
    Production............................................................................................           4
    Marketing and Distribution............................................................................           5
    Research and Development..............................................................................           5
    Technology Alliances and Acquisitions.................................................................           6
    Fresh Produce Proprietary Product Development.........................................................           7
    Proprietary Protection................................................................................           7
    Governmental Regulation...............................................................................           8
    Competition...........................................................................................           9
    Employees.............................................................................................          10
    Controlling Stockholder; Conflicts of Interest........................................................          10
  ITEM 2. PROPERTIES......................................................................................          10
  ITEM 3. LEGAL PROCEEDINGS...............................................................................          11
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................          14
  EXECUTIVE OFFICERS OF THE COMPANY.......................................................................          14
PART II...................................................................................................          15
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................          15
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA............................................................          16
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........          17
    Overview..............................................................................................          17
    Results of Operations.................................................................................          17
    Capital Expenditures..................................................................................          20
    Liquidity and Capital Resources.......................................................................          20
    Year 2000 Update......................................................................................          21
    New Accounting Pronouncements.........................................................................          22
    Disclosure Regarding Forward Looking Statements.......................................................          22
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................          26
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................          28
  ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................          60
PART III..................................................................................................          60
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY................................................          60
  ITEM 11. EXECUTIVE COMPENSATION.........................................................................          60
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................          60
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS...........................................          60
PART IV...................................................................................................          60
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................          60

    FRESHWORLD FARMS-REGISTERED TRADEMARK-, ENDLESS
SUMMER-REGISTERED TRADEMARK-, AND TRANSWITCH-REGISTERED TRADEMARK- ARE REGISTERED TRADEMARKS OF DNAP OR ITS SUBSIDIARIES. MASTER'S
TOUCH-REGISTERED TRADEMARK- IS A REGISTERED TRADEMARK OF CERTAIN SUBSIDIARIES OF DNAP HOLDING. PREMIER SELECCION-REGISTERED TRADEMARK- IS A REGISTERED TRADEMARK THAT HAS BEEN LICENSED TO CERTAIN SUBSIDIARIES BY AN AFFILIATE.
PETOSEED-REGISTERED TRADEMARK-, ASGROW-REGISTERED TRADEMARK-, AND ROYAL SLUIS-REGISTERED TRADEMARK- ARE REGISTERED TRADEMARKS OF SEMINIS VEGETABLE SEEDS, INC.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    DNAP Holding Corporation, a Delaware corporation (together with its subsidiaries, unless the context requires otherwise, "DNAP Holding" or the "Company"), was formed in January 1996, and acts as a holding company for (i) Agricola Batiz, S.A. de C.V., a corporation organized under the laws of the United Mexican States, of which the Company owns 80.0% ("ABSA"), (ii) International Produce Holding Company, a Delaware corporation, of which the Company owns 100.0% ("IPHC"), (iii) DNA Plant Technology Corporation, a Delaware corporation, of which the Company owns 100.0% ("DNAP"), and (iv) VPP Corporation, a Delaware corporation, of which the Company owns 100.0% ("VPP"). The Company acquired majority interests in ABSA and IPHC on July 1, 1996, by means of a capital contribution from Bionova S.A. de C.V. ("Bionova Mexico"), and on October 7, 1997, acquired all of the minority interests in IPHC and increased its ownership interest in ABSA to 80.0%. DNAP became a wholly-owned subsidiary of the Company on September 26, 1996, as a result of the merger (the "Merger") of Bionova Acquisition, Inc., a Delaware corporation that was a wholly-owned subsidiary of the Company, with and into DNAP. VPP was formed as a wholly-owned subsidiary of the Company on August 18, 1997. Approximately 76.6% of the outstanding common stock of the Company is indirectly owned by Savia, S.A. de C.V., formerly known as Empresas La Moderna, S.A. de C.V. ("Savia").

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

    Financial information relating to each of the Company's industry segments is set forth in Note 15 to the Company's financial statements contained in this report. Financial information relating to foreign and domestic operations and export sales is set forth in Note 15 to the Company's financial statements.

    The corporate headquarters of the Company are located at 6701 San Pablo Avenue, Oakland, California 94608, and the telephone number is (510) 547-2395.

BACKGROUND

    Savia, the Company's indirect 76.6% owner, is a holding company. Savia owns 88% of Seminis, Inc. ("Seminis"), the leading vegetable seed company in the world. Savia's subsidiary, Empaques Ponderosa, S.A. de C.V., is the leading producer of folding boxboard and folding and flexible packaging in Mexico. Savia recently acquired a majority interest in Seguros Comercial America, S.A. de C.V., the largest insurance company in Mexico.

    Through its Bionova Mexico subsidiary, Savia entered the fresh produce industry in 1993 by agreeing to a series of business relationships with Raul Batiz Echavarria and members of his family (the "Batiz

Family"). In February 1993, Bionova Mexico and the Batiz Family established ABSA, to which the Batiz Family transferred land and other assets used for growing and packing fresh produce. Bionova Mexico and the Batiz Family then negotiated the structure of their joint ownership of the Batiz Family's fresh produce distribution business. In December 1994, this relationship was formalized with the organization of IPHC. In 1997, DNAP Holding purchased all of the minority interests held by the Batiz family in IPHC, and together with Bionova Mexico, acquired the Batiz family interests in ABSA.

    Significant market developments over the past five years have included the continuation of market deregulation in Mexico, the passage of the North American Free Trade Agreement which codifies low tariff levels for certain goods traded among Mexico, the United States and Canada, the Suspension Agreement adopted in 1996 and revised in August, 1998 that sets a floor price on tomatoes entering the United States at $5.17 per box (20.68 cents per pound) for the months of November through June and $4.61 per box for the months of July through October, a growing market for fresh produce in the United States, and beginning in 1999 the ability for Mexican trucks to travel through the United States to their final destinations. The Company believes that the deregulation in Mexico, the North American Free Trade Agreement, the Suspension Agreement, and the freedom for Mexican trucks to travel in the United States all have been, or will be of benefit to the Company's strategic direction and operations. The Company further believes there is potential for growth in the U.S. market both for commodity fresh produce and for branded produce that can command a premium price on a sustained basis, provided it consistently meets consumer expectations for taste, appearance, texture, freshness and quality. Product and regional diversification have enabled the Company to establish a strong commercial offering of quality year-round supply under the "Master's Touch" and "Premier Seleccion" trademarks.

PRODUCTION

    ABSA is a leading grower of fresh produce in Mexico, primarily tomatoes and peppers, and, to a lesser extent, melons, cucumbers, grapes and other fruits and vegetables. Most of ABSA's farming operations are located in the Mexican states of Sinaloa, Sonora and Baja California. Advanced technology is used to ensure consistent quality and yields, including special hybrid varieties, integrated pest management control, and computerized drip irrigation. ABSA's produce is distributed in the United States, Mexico and Canada under the "Master's Touch" and "Premier Seleccion" brands as well as other labels, depending on produce grades.

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

    In 1998, approximately 51% of ABSA's supply was sourced from production associations with growers. The majority of these growers are located in the states of Baja California Norte and Sonora. Almost 49% of ABSA's supply in 1998 came from land owned or leased by ABSA. ABSA owns approximately 3,041 acres in Sinaloa and Sonora, and ABSA leases approximately 2,595 acres in Sinaloa and Baja California Sur. During 1998, a very limited amount of produce was sourced through distribution contracts.

    In 1998, approximately 54% of ABSA's sales was tomatoes, 30% was peppers, 6% was cucumbers, 5% was grapes and the remaining 5% was melons and mixed vegetables. In 1997 and 1996, respectively, ABSA's sales were allocated approximately as follows: tomatoes--47% and 49%, peppers--32% and 26%, cucumbers--11% and 15%, and grapes, melons and mixed vegetables (including eggplant and squash)-- 10% and 10%.

MARKETING AND DISTRIBUTION

    The Company's marketing and distribution activities are carried out by a network of national and regional distributors. The Company's national distributors are R.B. Packing in the United States (including R.B. Packing, Inc., R.B. Packing of California, Inc. and R.B. Packing of Texas, Inc., each of which is a wholly-owned subsidiary of IPHC, and referred to collectively as "R.B. Packing"), and Interfruver in Mexico. The Company's regional distributors are Tanimura Distributing, Inc. in Los Angeles, California ("TDI"), Premier Fruits and Vegetables BBL Inc. in Montreal, Quebec ("Premier"), and FreshWorld Farms, Inc. in Eddystone, Pennsylvania ("FWF").

    NATIONAL DISTRIBUTORS. R.B. Packing had revenues of $71 million in 1998. The majority of R.B. Packing's sales were made by R.B. Packing, Inc. which is located in Nogales, Arizona, a major point of entry for Mexican produce into the United States. Approximately 79% of the produce distributed by R.B. Packing, Inc. is provided by ABSA (including produce grown by ABSA and produce grown by growers with whom ABSA enters into distribution contracts and/or production arrangements). No single customer accounted for more than 10% of R.B. Packing, Inc.'s sales in 1998. In 1998, its sales were 36% to supermarkets, 39% to wholesalers and 25% to brokers. Its main selling season is December through May.

    R.B. Packing of California, Inc. is located in San Diego, California and distributes produce grown in California and the Mexican states of Baja California Norte and Baja California Sur. In 1998, its sales were 29% to supermarkets, 38% to wholesalers, and 33% to brokers. Its main selling season is July through November. R.B. Packing of Texas, Inc. is a distributor located in McAllen, Texas that began operations in the Fall of 1995. R.B. Packing of Texas, Inc. distributes produce grown in Mexico and currently is concentrating on the importation and distribution of mango, papaya, and melons.

    Interfruver is one of Mexico's largest fresh produce distributors. Based in Guadalajara, Interfruver distributes produce from ABSA and other Mexican producers. Interfruver also imports produce from the United States and other countries. Approximately 77% of its sales is to wholesalers and other intermediaries and 23% is to supermarkets. Interfruver's sales totaled $88 million in 1998.

    REGIONAL DISTRIBUTORS. TDI is a 75%-owned subsidiary of IPHC. In 1998, TDI's sales of $39 million were 61% to supermarkets, 12% to food service and 27% to other wholesalers.

    Premier is an 80%-owned subsidiary of IPHC. Premier distributes produce throughout eastern Canada and its sales were approximately 53% to supermarkets, 29% to independent retailers, and 18% to wholesalers in 1998. Sales in 1998 were approximately U.S. $30 million.

    FWF, a wholly-owned subsidiary of DNAP, sources tomatoes and vegetables, including its branded line of cherry tomatoes and peppers, from various growers in the eastern United States. FWF also markets orange and yellow mini-peppers. Its 1998 revenues were $22 million.

RESEARCH AND DEVELOPMENT

    The Company's research and development activities are carried out by DNAP, a wholly owned subsidiary acquired in September 1996 as a result of the Merger. DNAP was incorporated in Delaware in 1981 and is an agribusiness biotechnology company focused on the development and application of genetic engineering in fruits and vegetables. Since the Merger the Company's research and development activities have undergone significant realignment that reflects the investment being made in new business initiatives. In 1998, the Company spent approximately $2.7 million on Company-sponsored research and development activities and approximately $3.1 million on customer-sponsored research and development activities. DNAP's major research activities are as follows:

    - Under a Long Term Funded Research Agreement between Seminis and DNAP, dated January 1, 1997, DNAP is conducting a series of research programs in support of product development at Seminis. The research program for Seminis includes plant genetic engineering developments in fungal disease, viral disease, nematode, and herbicide resistance. DNAP will receive royalties on sales of products by Seminis which are developed under the agreement using DNAP technology.

    - The Company is implementing a proprietary business based on biotechnology developments in certain vegetatively propagated crops. Through its new subsidiary, VPP, the objective is to build a global, value added and proprietary business based on the sale of starting plants of vegetatively propagated, commercial horticultural species differentiated through biotechnology inputs, including genetic engineering, advanced tissue culture and diagnostic methods. The initial business focus is on strawberries. Research and product development being conducted for VPP includes the development of fungal disease and nematode resistance.

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

    DNAPs research and development facility is located in Oakland, California. The research team of 47 full-time scientists, including 23 with Ph.D. degrees, and support staff includes scientists in the fields of cell biology, plant genetic engineering, plant genetics, biochemistry, agronomy, plant pathology and food science. DNAP's scientists have published over 300 articles in peer-reviewed scientific literature and are named inventors on more than fifty United States patents owned by DNAP or FWF.

TECHNOLOGY ALLIANCES AND ACQUISITIONS

    To meet the technical challenges of new product development in these areas, DNAP has benefited from certain collaborative and licensing arrangements, both at the DNAP and the Savia level. A collaborative agreement between Savia and Monsanto Company provides the Company with access to enabling technology important in the genetic transformation of plants and "trait" technology in the areas of viral and fungal disease resistance, herbicide resistance and insect resistance. The acquisition of the technology assets of United Agricorp, Inc. ("UAC") has provided VPP with rights to improve University of California strawberry germplasm and trait technology involved in sweetness and texture enhancement of fruits. An agreement with the John Innes Center in the United Kingdom provides DNAP with broad testing rights to a range of trait technologies, including disease resistance and flowering manipulation, and a range of enabling technologies. The Company has entered into licensing agreements with other research institutes, companies and universities to broaden its technical strength in the areas of nematode resistance, viral disease in grape and certain aspects of fruit quality.

    Consistent with the Company's strategy to build a global business in the development and sale of vegetatively propagated fruit species, including berries differentiated through transgenic technology, on December 30, 1998, DNAP Holding, through its subsidiary, VPP, acquired Monsanto Company's strawberry development program. The program includes exclusive rights to most of Monsanto's genetic and gene technology for berry development, and a non-exclusive right to future Monsanto berry technology, including strawberries, cranberries, raspberries, blackberries, boysenberries, and blueberries. The package includes a breeding program with a strawberry variety expected to be commercially available in the United

States in 1999 as well as multiple strawberry varieties planned for commercial introduction over the next few years.

FRESH PRODUCE PROPRIETARY PRODUCT DEVELOPMENT

    The Companys strategy in the fresh produce area is to focus its research and development efforts on products which meet identified consumer needs not satisfied by existing products. The Company will seek to deliver consistently superior products, thereby building brand name awareness, and which are expected to sell at premium prices.

    The Company is currently marketing two products it developed through advanced biotechnological techniques to distributors, supermarkets and food service outlets. These two products are marketed under the FreshWorld Farms and Master's Touch brand names. The Masters Touch and FreshWorld Farms cherry tomato is a proprietary hybrid with a deep red color, sweet flavor and an extended shelf life of up to fifteen days. The FreshWorld Farms sweet mini-pepper has a novel sweet taste, deep red color and a low number of seeds. This new variety of pepper was developed through anther culture, an advanced breeding technique that captures and genetically stabilizes preferred characteristics such as taste, texture and low seed count. The Company is testing in supermarkets a number of varieties of its proprietary peppers of various shapes and colors in the United States.

    DNAP's scientists are using genetic engineering to enhance the Company's existing product line and develop new products. Plant genetic engineering involves either the suppression of specific genes, for example those that control ripening, or the over-expression of certain genes controlling characteristics such as sweetness. One of DNAP's most significant technological developments in this area is its Transwitch gene suppression technology. Using Transwitch technology, DNAP has grown tomatoes with a shelf life of up to 90 days in the laboratory, while preserving desirable characteristics such as taste, color and texture. DNAP has received approval from the U.S. Department of Agriculture (the "USDA") and the Food and Drug Administration (the "FDA") to grow and ship initial varieties of its second generation tomatoes anywhere in the United States. DNAP has also received the requisite government approvals in Canada and Mexico. In the first half of 1995, DNAP conducted a test market of delayed ripening tomatoes developed by using the Transwitch gene suppression technology to switch off the ACC synthase gene. These tomatoes were sold under the Endless Summer tomato brand name and labeled as "farm grown from genetically-modified seed." The market test demonstrated that there was consumer acceptance of these genetically-modified fresh market tomatoes and validated the use of this technology for extending tomato shelf life both on the vine and after harvest. In 1997, DNAP completed an operations test to evaluate shipping characteristics of the Endless Summer tomato. This test validated the long shelf life and reduced spoilage of these tomatoes under commercial shipping and handling conditions. DNAP is currently expanding production of the Endless Summer tomato while continuing to collect data on the performance of the tomato. Transwitch technology has also been used to turn off ethylene biosynthesis and extend shelf life to 8 to 9 weeks in DNAP's cherry tomato varieties.

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

    DNAP has pursued patents and plant variety protection ("PVP") certificates specific to certain DNAP products. DNAP has filed patent applications in the United States claiming certain FWF parent and hybrid tomato lines, resulting in two issued U.S. patents. In addition, DNAP has a granted United States patent directed to a ripening controlled cherry tomato line and pending patent applications directed to ripening controlled tomato and cherry tomato lines. DNAP also has a granted United States patent directed to the method of somaclonal variation in tomato. DNAP has been granted a United States patent covering a broad class of low seed peppers, including the FWF sweet mini-pepper. DNAP additionally has four issued United States patents directed to the method of processing carrots. PVP certificates, which are issued by the USDA, have also been pursued for specific fruit and vegetable varieties. DNAP was issued two PVP certificates for tomato varieties and two for pepper varieties. FWF has two pending PVP applications for watermelon varieties developed by DNAP.

    DNAP has strengthened its proprietary position by obtaining license rights from third parties, either to secure freedom to operate via non-exclusive licenses or to create additional areas of exclusivity through exclusive licenses. DNAP has obtained license rights from several third parties under patent filings related to plant molecular biology methods. These license rights include non-exclusive rights from the Max Planck Institute under patent filings directed to certain methods of plant transformation using Agrobacterium (although the rights of the Max Planck Institute under certain of these patent filings are in dispute), and from Mogen International N.V. under filings also directed to certain methods of plant transformation using Agrobacterium. DNAP also has license rights from the USDA under patent filings directed to the ACC synthase gene. Suppression of this gene, e.g. with Transwitch technology, has been shown by DNAP to permit control of the ripening process. DNAP's license from the USDA is co-exclusive for tomato, and exclusive for 25 other crops including peppers, bananas, peas, strawberries, grapes, pineapples and watermelons. As a result of the agreement between Savia and Monsanto Company dated January 31, 1997, DNAP also has access to key enabling technologies, including promoters, marker genes and transformation methods, as well as genes for agronomic and quality traits, held by Monsanto Company.

    The Company uses trade secret protection for certain of IPHC's distribution companies and FWF which market produce under the Master's Touch, Premier Seleccion, FreshWorld Farms and Endless Summer brand names. ABSA and R.B. Packing, Inc. have registered the Master's Touch name as a trademark in Mexico and the United States, respectively. Bionova Mexico has registered the Master's Touch name as a trademark in the Benelux countries, the European Community, Hong Kong, Indonesia, Japan, Sweden and the United Kingdom. Savia has registered the Premier Seleccion name in Mexico and has licensed rights to such name on a royalty-free basis to various of IPHC's subsidiaries. In addition, trademark registrations of the name "Master's Touch" are pending in Canada, Malaysia, Singapore and South Korea. FWF has registered the Endless Summer and FreshWorld Farms names in the United States.

GOVERNMENTAL REGULATION

    The agribusiness industry witnessed the continued growth in the number of U.S. government approvals for genetically engineered plant products in 1998 and additional approvals of genetically engineered products in Europe and Japan. DNAP believes these events signal maturation of the regulatory approval processes in the U.S. and growing opportunities for agricultural biotechnology products in the United States and abroad.

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

    The U.S. federal government has implemented a coordinated policy for regulating biotechnology research and products in the United States. The USDA has jurisdiction over specific research and pre-commercial activities involving genetically engineered plants, in particular the growing and interstate shipment of genetically engineered plants and plant products. The FDA has jurisdiction over plant products that are used for human or animal food. The EPA has asserted jurisdiction over the field testing and commercial use of plants genetically engineered to resist pests and diseases, so-called plant pesticides, as well as administering various federal environmental quality statutes. Failure to comply with applicable regulatory requirements could result in enforcement action, including withdrawal of marketing approval, seizure or recall of product, injunction or criminal prosecution.

    In January 1995, DNAP received USDA approval for unrestricted production and distribution of the initial varieties of its genetically engineered Endless Summer tomato. That approval closely followed successful completion in October 1994 of consultations with the FDA concerning the safety, nutrition and composition of Endless Summer tomatoes. In 1995, DNAP also received clearances from Agriculture and Agri-Food Canada and Health Canada to import and sell Endless Summer tomatoes in Canada. Together, these approvals allow DNAP to grow and ship initial varieties of Endless Summer tomatoes anywhere in the U.S. and Canada in the same manner as conventionally developed tomatoes. DNAP has also received approval from the Mexican Secretaria de Agricultura y Recursos Hidraulicas for semi-commercial production of its Endless Summer tomatoes and to conduct field trials of genetically engineered cherry tomatoes and peppers. In December 1998, DNAP received approval from the Mexican Secretaria de Salud for commercial sales of Endless Summer tomatoes in Mexico.

    DNAP is continuing consultations with the FDA, begun in 1994, on additional products, including delayed-ripening cherry tomatoes and peppers with improved texture. DNAP has also received permission from the USDA to field test genetically engineered strawberry and grape plants.

COMPETITION

    Though the fresh produce industry in general, and the tomato industry in particular, are characterized by numerous competitors and low barriers to entry at the production level, DNAP Holding believes that a small group of participants distributes over one-third of the tomatoes sold in the United States. In the United States, the Company competes directly with the larger tomato and pepper growers in Florida during the winter, and in California in the summer and fall. Both the Mexican and the U.S. tomato industries are characterized by numerous competitors. Major Florida growers include Six L's, DiMare and NTGargiulo, which was acquired by Monsanto Company. The major growers in California include DiMare, NTGargiulo, Live Oak, and Central Tomato Growers.

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

EMPLOYEES

    The Company and its subsidiaries have a total of 588 employees.

    ABSA has no employees. Siembra provides labor and administrative services to ABSA pursuant to a contractual agreement, and ABSA pays a fee to Siembra based on Siembra's costs incurred in connection with providing such services. The number of persons providing such services through Siembra to ABSA ranges from a minimum of 1,700 to a maximum during the harvesting season (January-April) of approximately 12,000.

CONTROLLING STOCKHOLDER; CONFLICTS OF INTEREST

    Approximately 76.6% of the outstanding shares of common stock of the Company are owned of record by Bionova International, Inc., an indirect, wholly-owned subsidiary of Savia. Pursuant to a Governance Agreement dated as of September 26, 1996, between Savia and the Company, Savia (together with its affiliates) may acquire additional shares of common stock of the Company so long as their aggregate beneficial ownership of the Company's common stock does not exceed 80.1%, subject to applicable law. This restriction and most of the other provisions of the Governance Agreement terminate on April 27, 1999, the day before the Company's annual meeting of stockholders. Also, Savia has the power to elect a majority of the Company's board of directors and to determine the outcome of any action requiring the approval of the holders of the Company's common stock. This ownership and management structure will inhibit the taking of any action by the Company which is not acceptable to the controlling stockholder.

    Certain of the Company's directors and executive officers are also currently serving as board members or executive officers of Savia or companies related to Savia, and it is expected that each will continue to do so. Such management interrelationships and intercorporate relationships may lead to possible conflicts of interest.

    The Company and other entities that may be deemed to be controlled by or affiliated with Savia sometimes engage in (i) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties. The Company continuously considers, reviews and evaluates, and understands that Savia and related entities consider, review and evaluate, transactions of the type described above. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more of such transactions in the future in addition to those currently in force, such as the Long Term Funded Research Agreement dated January 1, 1997, between Seminis and DNAP. In connection with these activities the Company might consider issuing additional equity securities or incurring additional indebtedness. The Company's acquisition activities may in the future include participation in the acquisition or restructuring activities conducted by other companies that may be deemed to be controlled by Savia.

ITEM 2. PROPERTIES

    ABSA owns approximately 3,041 acres of agricultural land in Sinaloa and Sonora. ABSA leases approximately 2,595 acres of land in Sinaloa and Baja California Sur. See "Legal Proceedings."

    R.B. Packing, Inc. and Batiz and Sons, Inc. own warehouse and office space in Nogales, Arizona. The other subsidiaries of IPHC lease office and warehouse space. Interfruver leases office and warehouse space in Jalisco. Interfruver also leases warehouse space in Mexico City, Sinaloa, Sonora, Chihuahua and Nuevo Leon. FWF leases office space in Eddystone, Pennsylvania.

    DNAP leases 41,000 square feet of laboratory and office space and 7,500 square feet of greenhouse space in Oakland, California. DNAP also owns 12,700 square feet of greenhouse and warehouse space, including farm land for field trials, in Brentwood, California. DNAP also has arrangements in various locations throughout the United States for field evaluations of improved plant varieties which DNAP is developing. DNAP's current facilities are not adequate for large scale growing, processing operations or distribution. Depending on the needs for its products, DNAP contracts for the requisite facilities with third parties.

ITEM 3. LEGAL PROCEEDINGS

    On January 21, 1997, a class action lawsuit styled GORDON K. AARON ET AL. V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. was filed in the U.S. federal district court for the Northern District of California. The plaintiffs allege that, prior to the merger (the "Merger") of DNAP with a subsidiary of DNAP Holding on September 26, 1996, they owned shares of DNAP's $2.25 Convertible, Exchangeable Preferred Stock ("Preferred Stock"). In connection with the Merger, all of the shares of common stock and Preferred Stock of DNAP were converted into the number of shares of common stock of DNAP Holding specified in the Merger Agreement. The plaintiffs allege that they were denied certain rights they allegedly had under the terms of the Preferred Stock and that certain individuals (the "Individual Defendants"), each of whom was a director of DNAP prior to the Merger and in some cases later served as a director of DNAP Holding, breached fiduciary duties of loyalty, candor and care allegedly owed to DNAP and its stockholders. The plaintiffs claim to have been damaged by the alleged actions of the defendants and therefore the plaintiffs seek unspecified actual and punitive damages as well as reimbursement of their litigation costs and expenses. On August 27, 1997, the court granted motions to dismiss all of the claims pending against all of the defendants, except the claims of breach of the fiduciary duty of loyalty against the Individual Defendants. The court also gave the plaintiffs leave to amend the complaint against certain other named defendants, including DNAP Holding, as to a claim for aiding and abetting the alleged breach of fiduciary duty of loyalty. On January 14, 1999, the court granted plaintiffs motion to reinstate the claims for breach of contract and tortious interference arising from Plaintiffs claim that the preferred stockholders should have had the opportunity to vote on the Merger. DNAP Holding and DNAP deny any wrongdoing or liability in this matter and intend to vigorously contest this lawsuit.

    On August 13, 1997, a lawsuit styled GRACE BROTHERS, LTD. V. DNAP HOLDING CORPORATION, DNA PLANT TECHNOLOGY CORPORATION AND DOES 1 THROUGH 20 INCLUSIVE was filed in the United States District Court for the Northern District of California. This claim arose out of the private placement of common stock and warrants made by DNAP in August of 1995. The plaintiff alleged that DNAP failed to disclose material non-public information relating to DNAP's efforts to enter into a strategic relationship with a third party in violation of federal and state securities laws and the terms of the contract relating to the private placement. On November 17, 1997, the plaintiff dismissed DNAP Holding from the lawsuit. The Court dismissed the plaintiff's claim for federal securities fraud. In February, 1999 the Court granted DNAP's Motion for Summary Judgment and dismissed all of the remaining claims.

    On August 29, 1997, a lawsuit styled GRACE BROTHERS, LTD. V. DNAP HOLDING CORPORATION, DNA PLANT TECHNOLOGY CORPORATION AND DOES 1 THROUGH 20 INCLUSIVE was filed in the Superior Court of the State of California, County of Alameda. This claim arose out of the Merger on September 26, 1996 of DNAP with a wholly-owned subsidiary of DNAP Holding. In the Merger, shares of DNAP's Preferred Stock were converted into the right to receive shares of common stock of DNAP Holding. The plaintiff alleged that it owned shares of Preferred Stock, that it was entitled to special conversion privileges under the terms of the Certificate of Designation that established the Preferred Stock and that DNAP breached its contractual obligations to the plaintiff by not providing those special conversion privileges. The Plaintiff also alleged that the former holders of DNAP common stock were unjustly enriched by DNAP's alleged breach of the

Certificate of Designation. On February 17, 1999, the Court granted DNAP Holding's and DNAP's Motion for Summary Judgment and dismissed all of the plaintiff's claims.

    On January 7, 1999, a class action lawsuit styled GORDON K. AARON ET AL. V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. was filed in the U.S. federal district court for the Northern District of California. The plaintiffs allege that, prior to the Merger of DNAP with a subsidiary of DNAP Holding on September 26, 1996, they owned shares of DNAP's Preferred Stock. In connection with the Merger, all of the shares of common stock and Preferred Stock of DNAP were converted into the number of shares of common stock of DNAP Holding specified in the Merger Agreement. The plaintiffs allege that the Proxy Statement/ Prospectus distributed to DNAP's stockholders in connection with the merger contained material misrepresentations and omitted to state material facts, including alleged facts relating to the preferred stockholders' alleged right to vote on the merger. Both DNAP and DNAP Holding, as well as certain former and current directors of DNAP and DNAP Holding, have been named as defendants in this matter. The plaintiffs claim to have been damaged by the alleged actions of the defendants and therefore the plaintiffs seek unspecified actual damages, reimbursement of their litigation costs and expenses, and equitable relief, including rescission of the Merger. The plaintiffs also allege that they were entitled to receive, and seek specific performance of, special conversion privileges under the terms of the Certificate of Designation that established the Preferred Stock. DNAP Holding and DNAP deny any wrongdoing and liability in this matter and intend to vigorously contest this lawsuit.

    On January 28, 1999, a class action lawsuit styled ROBERT KACZAK V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. was filed in the U.S. federal district court for the Northern District of California. The complaint is substantially identical to the above-described complaint filed on January 7, 1999 by the AARON plaintiffs. DNAP Holding and DNAP deny any wrongdoing and liability in this matter and intend to vigorously contest this lawsuit.

    In July of 1997, DNAP was formally notified by the U.S. Department of Justice ("DOJ") that a federal grand jury in Washington, D.C. was investigating possible violations of federal law by individuals associated with DNAP arising from the FDA's investigation of the tobacco industry. In December, 1997, DNAP entered into an agreement with DOJ (the "Plea Agreement") pursuant to which, among other things DNAP pled guilty to one count of conspiracy to violate the tobacco seed export law, a Class A misdemeanor, and DNAP agreed to cooperate with the federal government in connection with the United States' investigations involving the tobacco industry. DNAP fulfilled its obligations under the Plea Agreement and paid a fine of $100,000 in 1998.

    In a complaint filed on March 31, 1998, in the Superior Court of the State of California, County of San Mateo, U.A. Local No. 467 Health and Welfare Trust Fund sued numerous defendants including DNAP and various manufacturers and distributors of tobacco products. Since March 31, 1998, DNAP has been named as a defendant in twenty-three additional cases brought on behalf of union trust funds and benefit trusts in the California state courts. In each of these cases, the plaintiff alleges that the defendants engaged in improper business and advertising practices; committed fraud and deceit, conspiracy to commit fraud, and aiding and abetting fraud; made negligent misrepresentations; and violated California's anti-trust laws. DNAP's involvement in these suits arises from allegations regarding research it performed for a major tobacco company from 1983 through 1994. In each of these suits, the plaintiff is seeking economic damages and injunctive relief. These cases have been consolidated in the Superior Court of the State of California, County of San Diego. DNAP filed a demurrer (a motion to dismiss all of the claims against it) to all of these cases and on March 9, 1999, the court sustained DNAP's demurrer and dismissed all claims against DNAP in all of the cases except claims relating to improper business practices. The plaintiffs were given the right to attempt to amend their complaints only with respect to certain of the claims. DNAP denies any wrongdoing or liability in this matter and intends to vigorously contest all of these lawsuits.

    On October 30, 1998, a class action lawsuit styled PECHANGA BAND OF LUISENO MISSION INDIANS ET AL. V. PHILIP MORRIS, INC., ET AL. was filed in the Superior Court of the State of California, County of San Diego. The Plaintiffs sued numerous defendants including DNAP and various manufacturers and distributors of tobacco products. The plaintiff's allegations are substantially identical to the claims made in the above-described cases brought on behalf of union trust funds and benefit trusts (the "Union Cases"). This case has been coordinated with the Union Cases, and proceedings in this case have been stayed pending the court's ruling on the demurrers pending in the Union Cases. DNAP denies any wrongdoing or liability in this matter and intends to vigorously contest this lawsuit.

    On May 19, 1998, Patricia Henley filed a lawsuit in the Superior Court of the State of California, County of San Francisco, against six tobacco companies and certain other defendants, including DNAP. In this lawsuit, the plaintiff alleged that the defendants engaged in improper business and advertising practices, committed fraud and deceit, and made negligent misrepresentations in the course of manufacturing, marketing, and distributing cigarettes. DNAP's involvement in this suit arose from allegations regarding research it performed for a major tobacco company from 1983 through 1994. The plaintiff sought economic damages and injunctive relief. On June 22, 1998, DNAP filed a demurrer and on July 22 the court sustained the demurrer, but gave the plaintiff leave to amend her complaint. Shortly thereafter, DNAP was voluntarily dismissed with prejudice from this lawsuit.

    ABSA owns one hundred hectares (approximately 247 acres) of rural land in the State of Sinaloa, Mexico, which is the subject of a judicial proceeding pending in Mexico initiated by a group of campesinos. The petitioners asserted that a previous owner of the subject land, Miguel Angel Suarez, owned rural land in excess of the maximum that was then allowed by law and that therefore the land rightfully belonged to them. On September 25, 1996, the court upheld the petition and ordered the land turned over to the petitioners. The court also ruled that the transfer of the property to Olga Elena Batiz Esquer on June 2, 1990 was null and void, which would mean that the transfer of the land by Ms. Batiz to ABSA in 1993 was ineffective. On October 23, 1996, Ms. Batiz, who was a party to the trial court proceeding, filed a challenge to the judicial determination based on alleged violations of her constitutional rights and procedural and substantive errors in the trial court proceedings. If ABSA is ultimately required to transfer the subject land, which constitutes approximately 8% of the total agricultural land owned by ABSA, Mexican law gives ABSA indemnification rights against the State of Sinaloa and Ms. Batiz.

    ABSA owns seventy-five hectares (approximately 185 acres) of rural land in the State of Sinaloa, Mexico, which is the subject of a judicial proceeding pending in Mexico initiated by a group of campesinos. The petitioners requested that ownership of the land be transferred to them based on the fact that, at some time prior to ABSA's ownership of the land, the land was not cultivated for more than two consecutive years without good reason. On March 18, 1997, the court upheld the petition and ordered the land transferred to the petitioners. On August 28, 1997, ABSA and other affected parties filed a challenge to the judicial determination based on alleged violations of their constitutional rights and procedural and substantive errors in the trial court proceedings. If ABSA is ultimately required to transfer the subject land, which constitutes approximately 6% of the total agricultural land owned by ABSA, Mexican law gives ABSA limited indemnification rights against the State of Sinaloa.

    ABSA owns two hundred seventy-four hectares (approximately 677 acres) of rural land in the State of Sinaloa, Mexico, which is the subject of a judicial proceeding pending in Mexico initiated by a group of campesinos. The petitioners asserted that a previous owner of the subject land owned rural land in excess of the maximum that was then allowed by law and that therefore the land rightfully belonged to them. On August 27, 1997, the court denied the petition and ruled in favor of ABSA. On May 25, 1998, the petitioners filed a challenge to the judicial determination based on alleged violations of their constitutional rights. If ABSA is ultimately required to transfer the subject land, which constitutes approximately 22% of the total agricultural land owned by ABSA, Mexican law gives ABSA limited indemnification rights against the State of Sinaloa.

    In addition to the foregoing, from time to time the Company is involved in various legal actions that arise in the ordinary course of business. Such legal actions are not expected, individually or in the aggregate, to have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

    Information regarding DNAP Holding's executive officers including their respective ages at March 1, 1999, is set forth below.

NAME                                     AGE      POSITION WITH COMPANY
-----------------------------------      ---      -----------------------------------------------------------------------

Mr. Bernardo Jimenez                         45   Chief Executive Officer and Director

Dr. John R. Bedbrook                         49   Executive Vice President

Mr. Jorge Fenyvesi                           48   Executive Vice President

Mr. Arthur H. Finnel                         48   Executive Vice President, Treasurer, and Chief Financial Officer

    Mr. Bernardo Jimenez was appointed Chief Executive Officer of DNAP Holding in October 1997. He has been Chairman of the Board of DNAP Holding since September, 1996. Mr. Jimenez also serves as the Chief Operating Officer of the agrobiotechnology division of Savia, which includes DNAP Holding and several other smaller Mexican companies. From 1993 to 1996, Mr. Jimenez served as the head of the Industrial Banking Division at the Vector Group, a financial services company in Mexico which is affiliated with Savia, the Vice President of New Business Development for Pulsar Internacional, S.A. de C.V., and the Chief Financial Officer of Savia. Mr. Jimenez is a director of Savia.

    Dr. John R. Bedbrook, Ph.D. has been an Executive Vice President responsible for technology and research and development of the Company since October, 1997. Dr. Bedrook also serves as a co-President of DNAP. Dr. Bedbrook was Executive Vice President and Director of Science of DNAP from 1988 through 1997.

    Mr. Jorge Fenyvesi has been an Executive Vice President of the Company responsible for planning and business development since October, 1997 and has been with DNAP Holding since July, 1997. He also serves as a co-President of DNAP. From 1994 to 1997, Mr. Fenyvesi was Commercial Director for Dow Elanco, Latin America and from 1992 to 1994 he was Research and Development Director for Dow Elanco, Latin America.

    Mr. Arthur H. Finnel has been an Executive Vice President since October, 1997, and has been the Treasurer and Chief Financial Officer of the Company since 1996. From 1995 to 1996, he was a financial planning consultant to Savia and Bionova Mexico. From 1982 to 1995 he was an executive with Mars, Incorporated, where he held positions of General Manager and President of its Canadian pet food division and Vice President of Finance of Uncle Ben's, Inc.

    All executive officers of DNAP Holding are elected annually by the Board of Directors to serve until the next annual meeting of the Board and until their respective successors are chosen and qualified.

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

                                                                                                          HIGH          LOW
                                                                                                          -----         ---
1998
First Quarter........................................................................................       4 1/2        3 7/8
Second Quarter.......................................................................................       4 5/8        3 3/4
Third Quarter........................................................................................       4 3/8        3 1/8
Fourth Quarter.......................................................................................       3 7/8        3 1/8

1997
First Quarter........................................................................................           6        3 5/8
Second Quarter.......................................................................................       4 3/4        3 1/2
Third Quarter........................................................................................       5 3/8        3 5/8
Fourth Quarter.......................................................................................           5            4

    On March 9, 1999 the last reported sale price of the Common Stock on the Nasdaq National Market was $3 1/2 per share. As of March 12, 1999 there were 1,015 record holders of the Common Stock.

    The Company has never paid cash dividends. Management intends to retain any future earnings for payment of outstanding indebtedness and for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below for each of the years in the five year period ended December 31, 1998, are derived from the consolidated financial statements of DNAP Holding. The consolidated financial statements and related notes as of December 31, 1998 and 1997, and the three years in the period ended December 31, 1998, are included elsewhere in this Form 10-K, and the selected consolidated financial information set forth below should be read in conjunction with such financial statements and notes. The selected consolidated financial data of DNAP Holding include financial data for ABSA, IPHC, Interfruver, DNAP, VPP, and Royal Van Namen as from their respective dates of acquisition.

                                                                   YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------------
                                                  1998          1997          1996          1995         1994
                                              ------------  ------------  ------------  ------------  ----------
                                                 (THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenues..............................  $    262,111  $    281,198  $    192,985  $    197,586  $   64,112
Gross profit................................        26,509        18,485        16,632        19,703      (1,648)
Selling and administrative expenses.........       (25,151)      (26,660)      (16,195)      (14,608)     (9,509)
Write-off of purchased research and
  development...............................            --        (2,815)      (12,900)           --          --
Research and development expenses...........        (5,846)       (5,072)       (1,244)           --          --
Amortization of goodwill, patents and
  trademarks................................        (2,940)       (2,407)       (1,008)         (538)       (404)
Operating (loss) income.....................        (7,428)      (18,469)      (14,715)        4,557     (11,561)
Interest expense, net.......................        (6,697)       (3,740)       (3,482)       (5,031)     (1,254)
Exchange (loss) gain, net...................        (1,762)         (481)          569        (4,748)     (1,473)
Other non-operating (expense) income........           137          (182)        2,058            --          --
Loss before income taxes....................       (15,750)      (22,872)      (15,570)       (5,222)    (14,288)
Income tax (expense) benefit................          (456)       (1,426)       (2,738)       (2,132)      1,842
Minority interests..........................           601         3,986         1,274         3,510       5,673
Net loss....................................       (15,605)      (20,312)      (17,034)       (3,844)     (6,773)
Net loss per common share--basic and
  diluted...................................  $      (0.80) $      (1.11) $      (1.19) $      (0.35) $    (0.70)
Weighted average number of common shares
  outstanding...............................    19,603,320    18,370,640    14,286,318    10,967,299   9,677,384

                                                                         DECEMBER 31,
                                              ------------------------------------------------------------------
                                                  1998          1997          1996          1995         1994
                                              ------------  ------------  ------------  ------------  ----------
BALANCE SHEET DATA:
Cash and cash equivalents...................  $     15,405  $      6,600  $     10,735  $      1,580  $    2,540
Accounts receivable, net....................        40,406        38,088        36,322        32,526      22,649
Inventories, net............................        16,478        17,779        20,139        14,730      10,450
Total current assets........................        74,052        63,085        68,354        48,978      35,761
Total assets................................       167,686       147,249       141,137        88,108      71,682
Bank loans and current portion of long-term
  debt......................................        81,309        53,805        41,214        33,103      27,977
Total current liabilities...................       120,095       109,384        80,939        54,725      40,992
Long-term debt..............................         4,225         7,215         2,423        10,515       2,223
Stockholders' equity........................        42,117        28,356        48,690        14,725      17,839

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    Revenues declined from $281.2 million for the year ended December 31, 1997 to $262.1 million for the year ended December 31, 1998. This decline in revenues was a direct consequence of the divestiture of Royal Van Namen ("RVN") during the first quarter of 1998, which contributed full year revenues of $55.0 million in 1997. Revenues in the U.S., Canadian, and Mexican distribution operations increased by $35.9 million from 1997 to 1998 due to a higher volume of shipments and the better pricing environment that prevailed, particularly during the fourth quarter of 1998. DNAP's revenues increased from 1997 to 1998 by $3.3 million due to higher licensing and contract revenues.

    Gross profit (sales less cost of sales) increased from $18.5 million in 1997 to $26.5 million in 1998. ABSA's gross profit improved by $2.3 million due to the higher volumes shipped and better prices it received for its products, along with a reduction in write offs taken for inventory obsolesence as was recorded in 1997. The U.S. and Canadian distribution companies reflected an improvement of $3.1 million in gross profit from 1997 to 1998, which offset the loss of RVN's gross profit from 1997. DNAP's gross profit improved by $3.3 million from 1997 to 1998 due to the higher licensing and contract revenues recorded in 1998.

    Selling and administrative expenses declined from $26.7 million in 1997 to $25.2 million in 1998. The reduction in selling and administrative expenses associated with the divestiture of RVN was offset in part by higher corporate overhead expenses. The higher corporate expenses in 1998 emanated from the legal costs incurred in connection with the Company's defense against shareholder suits, employee termination costs, and other general corporate expenses.

    Research and development expenses increased from $5.1 million in 1997 to $5.8 million in 1998 due to the increased level of activity at DNAP.

    During 1997, the Company wrote off $2.8 million of purchased research and development in connection with the acquisition of the intellectual property assets of UAC. Product programs in UAC were considered in-process since the products being developed were in various stages of development, have not been commercially introduced, and require additional research and development before such products can be produced and introduced to the marketplace. Accordingly, consistent with generally accepted accounting principles, purchased research and development must be charged off immediately to current income.

    The non-cash charge for amortization of goodwill, patents and trademarks increased by $0.5 million in 1998 as compared with 1997 due to the recognition of a complete year of goodwill amortization related to the DNAP Holding's purchase of the minority interests in ABSA and IPHC.

    Interest expense increased by $2.3 million in 1998 as compared with 1997 due to the higher rates of interest that prevailed on the Company's debt obligations during the second half of 1998 and an increase in the average level of debt outstanding that was required to fund working capital and fixed asset investments in 1998.

    Interest income decreased by $0.7 million in 1998 as compared with 1997 due primarily to certain reclassifications.

    In 1998, DNAP Holding experienced a net foreign exchange loss of $1.8 million as compared to a loss of $0.5 million in 1997. The very high level of volatility that affected worldwide financial and currency markets in the third and fourth quarters of 1998 impacted significantly the peso/dollar exchange rate. As a consequence, both ABSA and Interfruver experienced large exchange losses during the fourth quarter of 1998 due to their net peso montetary positions, reversing a small gain through the first three quarters of the year.

    Income tax expense decreased from $1.4 million in 1997 to $0.5 million in 1998. This variance was primarily attributable to the elimination of R.B. Packing's tax liability due to its consolidation for tax purposes into DNAP Holding, beginning in the third quarter of 1997 which followed the Company's acquisition of the minority interests in IPHC.

    For 1998, the share of losses allocable to minority interests was $0.6 million as compared with minority interest losses of $4.0 million in 1997. These allocations of losses for the years of 1998 and 1997, respectively, were consistent with the minority positions held across the operating subsidiaries of the Company. These allocations were affected significantly by the increase in the Company's interests in ABSA and IPHC (effective August 1, 1997), and the divestiture of its entire interest in RVN, and profit distributions made by Interfruver to its owners during 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    Revenues for the year ended December 31, 1997, increased by 45.7%, or $88.2 million, as compared with 1996. Contributing most significantly to this increase were $26.3 million in revenues generated by the inclusion of DNAP and FWF, which were not part of the Company during the first nine months of 1996, and $51.6 million in revenues generated by the inclusion of RVN, which was not part of the Company during the first eleven months of 1996. Revenues were also positively affected by a $16.6 million increase at Interfruver, the Company's Mexican distribution subsidiary, which increased its revenues from $55.2 million in 1996 to $71.8 million in 1997. Revenues in the Company's U.S. and Canadian distribution businesses declined by $6.2 million. This decline was due primarily to two factors--(i) weather and insect infestation problems severely affected ABSA's production during the second and third quarters of 1997 and (ii) a greater portion of the fresh produce from the Company's Mexican farming operations that might otherwise have been exported to the United States was sold in Mexico through Interfruver in the third and fourth quarters of 1997 due to the relatively higher fresh produce prices that prevailed in Mexico during this time period.

    Gross profit (sales less cost of sales) increased from $16.6 million in 1996 to $18.5 million in 1997. DNAP and FWF contributed $5.5 million and RVN contributed $2.4 million to the gross profit increase. Interfruver's gross profit increased by $0.7 million due to its higher sales. The gross profit of the U.S. distribution businesses declined by $0.5 million due primarily to ABSA's production shortfalls, and the effect of the production that was sold in the Mexican market because of the relatively higher price that prevailed during the third and fourth quarters. ABSA's decline in gross profit of $6.3 million stemmed from weather related problems during the first half of 1997 and the write down of inventories, receivables and property, plant and equipment recorded during the second and fourth quarters of 1997.

    Selling and administrative expenses increased from $16.2 million in 1996 to $26.7 million in 1997. This increase was primarily associated with the operational expenses of $5.3 million incurred by DNAP, FWF and RVN, which were not part of the Company during the three first quarters of 1996, and expenses of $5.2 million incurred by DNAP Holding, associated primarily with its legal, accounting, investor relations, and other overhead.

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

    The non-cash charge for amortization of goodwill, patents and trademarks increased by $1.4 million in 1997 as a result of recognizing a complete year of goodwill amortization related to the DNAP and RVN acquisitions in 1996 and the goodwill amortization associated with the 1997 purchase of the minority interests in ABSA and IPHC.

    Interest expense increased by $0.1 million in 1997 as compared with 1996 due to a higher average level of debt outstanding during 1997.

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

    Other non-operating income in 1997 declined by $1.9 million due to reductions in subsidies received in connection with the special incentive program established in 1996 by various Mexican government and banking institutions for companies in the agriculture, fishing and forestry industries and the loss recorded on the sale of RVN. The special incentive program was terminated in June, 1997.

    Income tax expense decreased from $2.7 million in 1996 to $1.4 million in 1997. The decrease in income tax expense was due primarily to reduced income in the Company's U. S. and Mexican operations partially offset by taxes from income generated from European operations and additional taxes charged in connection with an expected settlement with the Internal Revenue Service regarding prior years' tax filings of R.B. Packing.

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

CAPITAL EXPENDITURES

    During 1998, the Company made capital investments of $9.8 million in property, plant and equipment. The majority of the funds were spent on three investment projects at ABSA--the installation of new irrigation systems on agricultural land owned by the ABSA, additional cooling room capacity required for product quality, and initial investments for a new packaging facility at ABSA's production site in Culiacan, Mexico.

LIQUIDITY AND CAPITAL RESOURCES

    For the year ended December 31, 1998, the Company used $23.4 million of cash in operating activities. The great majority of this cash usage in operations was associated with the losses sustained by the Company ($15.6 million), offset to some extent by non-cash items ($6.0 million). The increase in accounts receivable ($0.7 million) was consistent with the higher sales in December. The increase in advances to growers ($6.8 million) reflected new projects initiated during the second half of the year and the impact of cold weather on the Company's joint venture in Baja California Norte, which caused part of this joint venture's outstanding advance to be carried over to 1999. Inventories declined by $1.1 million reflecting another impact of the cold weather in Mexico. Acounts payable and accrued expenses decreased by $2.1 million during 1998 as the Company paid off certain obligations outstanding from year-end 1997 in 1998.

    In addition to the capital investments discussed above, investment requirements reflected in the the cash flows included the payment of the 1997 earn-out to Interfruver ($0.5 million).

    Cash provided by financing activities in 1998 included the investment made by Bionova International, Inc. in connection with the re-capitalization of the Company ($29.3 million) and the proceeds received from additional short-term bank debt ($30.0 million). This additional short-term bank debt was used to repay outstanding short-term debt to Savia, and the balance was used to fund the operations of the Company

    On March 22, 1999, the Company completed a refinancing of its $85 million in consolidated debt. This refinancing culminated in a three year $100 million credit facility enabling the Company to correct the significant working capital imbalance that has persisted for several years and relieve the risk associated with the need to continuously refinance large short-term lines of credit. The key provisions of this credit arrangement consist of (i) a payment of the entire principal amount on the third anniversary following closing, (ii) prepayments at the option of the Company with no penalties, (iii) an interest rate of LIBOR plus 7%, (iv) up front fees of $3 million to the lead banks which have arranged the financing, and (v) requirements that the Company must keep one year's worth of interest in an interest bearing reserve account and that all existing short-term financing must be paid off with the proceeds of this loan. The contract also provides that the Company is permitted to obtain up to $30 million in new financing for working capital purposes. This credit facility will be fully guaranteed by Savia. Certain restrictions will be placed on DNAP Holding with respect to capital investments, acquisitions, and use of proceeds from asset sales. While there are no financial covenants in the contract insofar as DNAP Holding is concerned, Savia and some of its other affiliates are obligated to meet certain covenants.

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

    The Company has completed the first two phases--the inventory and assignment of priorities--for all four sections of the project. Progress on the other sections has not been quite as rapid as had been anticipated at the end of the third quarter, 1998. The Company now expects to have completed the entire project by July 31, 1999, as discussed below.

    The hardware section includes personal computers, servers, routers, central telephone systems, printers, faxes, etc. The Company has determined that 80 percent of the hardware already is compliant and has moved on to the testing, maintenance and/or replacement, and validation phases. The balance of the hardware and non-IT systems, such as alarm systems, are expected to be 100 percent compliant by March 31, 1999. The contingency plan for this section is scheduled to be complete by March 31, 1999.

    The software section includes both purchased and internally developed software. These software applications are in the preliminary testing phase, and the Company estimates that about 85 percent of all applications software being used today already is compliant. The software that is not Y2K compliant will be converted, upgraded or replaced. Software applications are scheduled to be 100 percent compliant by July 31, 1999 and the contingency plan for this section is expected to be complete by July 31, 1999.

    The third parties section includes suppliers and customers. This section consists of identifying those parties that are critical to the normal operations of the Company and contacting each of the critical parties, determining the extent to which these parties are vulnerable to Y2K issues, and identifying any exposure the Company might therefore have in its operations. Once this evaluation has been completed, contingency plans will be developed to deal with any Y2K issues emanating from this section. Both the evaluation process and the contingency plans for this section are scheduled to be complete by March 31, 1999.

COST TO ADDRESS THE COMPANY'S Y2K ISSUES

    Costs incurred by the Company to date with respect to its Y2K activities have been immaterial. It is expected that the most significant expenses associated with completion of the project will be any replacement or conversion of software that is required. The current estimate of the cost to complete the project is $150,000.

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), which the Company will be required to adopt for its 2000 annual financial statements. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company historically has conducted a limited number of hedging transactions by using forward contracts. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial position or results of operations at this time.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This report on Form 10-K includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-K, including without limitation statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under "Notes to the Consolidated Financial Statements" located elsewhere herein regarding the Company's financial position, business strategy, prospects, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. In addition to important factors described elsewhere in this report, the following significant factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause such results during 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company:

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

    HISTORICAL LOSSES AND ACCUMULATED DEFICITS. DNAP Holding sustained losses in 1996, 1997, and 1998. There is no assurance that some of the factors that caused these historical losses will not be present in future periods or that the Company will be profitable in the future.

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

    GOVERNMENTAL AND ECONOMIC RISKS ASSOCIATED WITH FOREIGN OPERATIONS. Nearly all of the growing and approximately one-third of the Company's sales occur in Mexico. Approximately 11% of the Company's sales occurs in Canada. Foreign operations such as those conducted by the Company, especially in countries with volatile economies, are subject to political and economic risks, including political instability, currency controls, currency devaluations, exchange rate fluctuations, increased credit risks, inflation, foreign tax laws, changes in import/export or other regulations and tariff and freight rates. Political and other factors beyond the Company's control, including without limitation those factors discussed below, could have a materially adverse effect on the Company's operations.

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

    The majority of fresh produce is shipped by truck. In Mexico, truck deliveries are sometimes less reliable than in the United States due to, among other factors, the unreliability of some Mexican trucking companies and drivers to make deliveries on schedule, inconsistent quality and maintenance of the trucks used by Mexican trucking companies and poor road conditions in some areas. In the United States and in Mexico, the trucking industry is largely unionized and therefore susceptible to labor disturbances. Delivery delays caused by labor disturbances in the trucking industry or any other reason limit the ability to get fresh produce to market before it spoils.

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

    DEPENDENCE ON ONE SUPPLIER. One grower in Baja California, Santa Cruz Empacadora, S. de R.L. de C.V., accounted in 1998 for approximately 12% of the Company's consolidated sales. ABSA recently has entered into a five-year production association agreement with this grower that extends through 2003.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    The table below provides information about the Company's financial instruments consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Weighted average variable rates are based on implied forward rates in the yield curve on December 31, 1998. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars and Mexican pesos, and are indicated accordingly in the tables below.

                                                                        EXPECTED MATURITY DATE
                                            -------------------------------------------------------------------------------
                                              1999       2000       2001       2002       2003      THEREAFTER      TOTAL
                                            ---------  ---------  ---------  ---------  ---------  -------------  ---------
Short-term debt:
($US EQUIVALENT IN MILLIONS)
  U.S. dollar variable rate...............  $    79.3                                                             $    79.3
    Average interest rate.................         12%
  Peso fixed rate (in $US)................        0.5                                                                   0.5
    Average interest rate.................         29%

Long-term debt:...........................
  U.S. dollar fixed rate..................  $     1.3  $     3.7                                                  $     5.0
    Average interest rate.................         10%        10%
  U.S. dollar variable rate...............  $     0.2  $     0.2  $     0.3                                       $     0.7
    Average interest rate.................         12%        12%        12%

                                              FAIR
                                              VALUE
                                            ---------
Short-term debt:
($US EQUIVALENT IN MILLIONS)
  U.S. dollar variable rate...............  $    79.3
    Average interest rate.................
  Peso fixed rate (in $US)................        0.5
    Average interest rate.................
Long-term debt:...........................
  U.S. dollar fixed rate..................  $     5.0
    Average interest rate.................
  U.S. dollar variable rate...............  $     0.7
    Average interest rate.................

    The Company tries to use the most cost-effective means to fund its operating and capital needs. Fixed or variable debt will be borrowed in both U.S. Dollars and Mexican pesos. The Company borrows Mexican pesos to provide for its working capital needs in its Mexican operations. To minimize exchange risk associated with the importation of products, the Company will enter into forward exchange contracts where the functional currency to be used in the transaction is dollars. At December 31, 1998 approximately 87% of the Company's long-term debt is fixed rate debt and 13% is variable rate debt. All of the fixed rate long-term debt is denominated in U.S. dollars. All of the variable rate debt is denominated in U.S. dollars.

    The Company recently completed a transaction to refinance its short-term variable rate debt, as discussed in the liquidity and capital resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations. This new credit facility will bear a variable interest rate of between 12% to 15%.

EXCHANGE RATE RISK

    The table below provides information about the Company's financial instruments by functional currency that are subject to exchange rate risk. This information is presented in U.S. dollar equivalents. The table summarizes information on instruments that are sensitive to foreign currency exchange rates, including peso-denominated debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                                                             EXPECTED MATURITY DATE
                                                --------------------------------------------------------------------------------
                                                  1999        2000         2001         2002         2003         THEREAFTER
                                                ---------     -----        -----        -----        -----     -----------------
On-Balance sheet
Financial Investments
  ($US Equivalent in millions)
  Peso short-term debt:
    Variable rate (in $US)....................  $     0.5
    Average interest rate.....................         29%
    Expected maturity or transaction date.....    Dec. 31

                                                             FAIR
                                                  TOTAL      VALUE
                                                ---------  ---------
On-Balance sheet
Financial Investments
  ($US Equivalent in millions)
  Peso short-term debt:
    Variable rate (in $US)....................  $     0.5  $     0.5
    Average interest rate.....................
    Expected maturity or transaction date.....

    The Company had no firmly committed forward sales contracts in Mexican pesos as of December 31, 1998.

    The Company is exposed to U.S. dollar-to-Mexican peso currency exchange risk due to revenues and costs denominated in Mexican pesos associated with its Mexican subsidiaries, ABSA and Interfruver. The Company expects it will continue to be exposed to currency exchange risks in the near future.

    The Company's subsidiary, Interfruver, from time to time enters into foreign exchange forward contracts to manage its exposure to fluctuations in foreign currency denominated payables. These contracts generally mature within three months. As of December 31, 1998, the Company did not have any foreign exchange forward contracts outstanding. Company management believes that these financial instruments do not subject the Company to material risk due to foreign exchange movements because gains or losses on these contracts will offset gains or losses on the assets, liabilities, and transactions being hedged.

COMMODITY PRICE RISK

    The table below provides information about the Company's fresh produce growing crops inventory and fixed price contracts that are sensitive to changes in commodity prices. For inventory, the table presents the carrying amount and fair value at December 31, 1998. For the Fixed price contracts, the table presents the notional amounts in Boxes, the weighted average contract prices, and the total dollar contract amount by expected maturity dates, the latest of which occurs within one year from the reporting date. Contract amounts are used to calculate the contractual payments and quantity of fresh produce to be exchanged under futures contracts.

                                                                                                  CARRYING      FAIR
                                     AT DECEMBER 31, 1998                                          AMOUNT       VALUE
-----------------------------------------------------------------------------------------------  -----------  ---------
On-balance sheet commodity position:
  Fresh produce crops in process inventory ($US in millions)...................................   $     8.0   $     8.0
Fixed price contracts:
  Contract volumes (1,349,100 boxes)
  Weighted average unit price (per 1,349,100 boxes)............................................   $    7.62   $    7.62
  Contract amount ($US in millions)............................................................   $    10.2   $    10.2

    In order to manage the exposure to commodity price sensitivity associated with fresh produce products, the Company enters into fixed price contracts with certain customers which guarantee specified volumes for the growing season or the year at a fixed price. The Company believes that its efforts to assure a high level of product quality along with efforts to develop and market differentiated, added value products also reduce to some extent its exposure to commodity price sensitivity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Report of Independent Accountants, and the consolidated financial statements of the Company and the notes thereto appear on the following pages.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
DNAP Holding Corporation

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive income and loss, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of DNAP Holding Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

San Diego, California
March 23, 1999

                            DNAP HOLDING CORPORATION

                           CONSOLIDATED BALANCE SHEET

                           THOUSANDS OF U.S. DOLLARS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
ASSETS
Current assets:
Cash and cash equivalents.................................................................  $   15,405  $    6,600
Accounts receivable, net..................................................................      28,220      32,777
Advances to growers.......................................................................      12,186       5,311
Inventories, net..........................................................................      16,478      17,779
Other current assets......................................................................       1,763         618
                                                                                            ----------  ----------
      Total current assets................................................................      74,052      63,085
                                                                                            ----------  ----------
Property, plant and equipment, net........................................................      38,611      36,520
Patents and trademarks, net...............................................................      17,025      13,258
Goodwill, net.............................................................................      29,539      30,792
Deferred income taxes.....................................................................       4,174       3,279
Other assets..............................................................................       4,285         315
                                                                                            ----------  ----------
      Total assets........................................................................  $  167,686  $  147,249
                                                                                            ----------  ----------
                                                                                            ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans.....................................................................  $   79,751  $   51,217
Current portion of long-term debt.........................................................       1,558       2,588
Accounts payable and accrued expenses.....................................................      26,075      28,915
Accounts due to related parties...........................................................       7,396      21,949
Deferred income taxes.....................................................................       5,315       4,715
                                                                                            ----------  ----------
      Total current liabilities...........................................................     120,095     109,384
Long-term debt............................................................................       4,225       7,215
                                                                                            ----------  ----------
      Total liabilities...................................................................     124,320     116,599
                                                                                            ----------  ----------
Minority interest.........................................................................       1,249       2,294
                                                                                            ----------  ----------
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized, no shares issued and
  outstanding.............................................................................          --          --
Common stock, $.01 par value, 25,000,000 shares authorized, 23,588,031 shares issued and
  outstanding.............................................................................         236         184
Additional paid-in capital................................................................     107,918      78,720
Accumulated deficit.......................................................................     (65,845)    (50,240)
Accumulated other comprehensive income (loss).............................................        (192)       (308)
                                                                                            ----------  ----------
Total stockholders' equity................................................................      42,117      28,356
                                                                                            ----------  ----------
      Total liabilities and stockholders' equity..........................................  $  167,686  $  147,249
                                                                                            ----------  ----------
                                                                                            ----------  ----------

   The accompanying notes are an integral part of these financial statements.

                            DNAP HOLDING CORPORATION

     CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME AND LOSS

                           THOUSANDS OF U.S. DOLLARS

                           (EXCEPT PER SHARE AMOUNTS)

                                                                                YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
Total revenues......................................................  $     262,111  $     281,198  $     192,985
                                                                      -------------  -------------  -------------
Cost of sales.......................................................       (235,602)      (262,713)      (176,353)
Selling and administrative expenses.................................        (25,151)       (26,660)       (16,195)
Research and development expenses...................................         (5,846)        (5,072)        (1,244)
Purchased research and development..................................             --         (2,815)       (12,900)
Amortization of goodwill, patents and trademarks....................         (2,940)        (2,407)        (1,008)
                                                                      -------------  -------------  -------------
                                                                           (269,539)      (299,667)      (207,700)
                                                                      -------------  -------------  -------------
Operating (loss) income.............................................         (7,428)       (18,469)       (14,715)
                                                                      -------------  -------------  -------------
Interest expense....................................................         (7,982)        (5,704)        (5,651)
Interest income.....................................................          1,285          1,964          2,169
Exchange (loss) gain, net...........................................         (1,762)          (481)           569
Other non-operating (expense) income................................            137           (182)         2,058
                                                                      -------------  -------------  -------------
                                                                             (8,322)        (4,403)          (855)
                                                                      -------------  -------------  -------------
Loss before income tax..............................................        (15,750)       (22,872)       (15,570)

Income tax expense..................................................           (456)        (1,426)        (2,738)
                                                                      -------------  -------------  -------------
Loss before minority interest.......................................        (16,206)       (24,298)       (18,308)

Minority interest in net loss of subsidiaries, net..................            601          3,986          1,274
                                                                      -------------  -------------  -------------
Net loss............................................................        (15,605)       (20,312)       (17,034)

Other comprehensive income (expense) net of tax:
    Foreign currency translation adjustment.........................            116           (207)           128
                                                                      -------------  -------------  -------------
Comprehensive income (loss).........................................  $     (15,489) $     (20,519) $     (16,906)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Net loss per share--basic and diluted...............................  $       (0.80) $       (1.11) $       (1.19)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Weighted average number of common shares outstanding................     19,603,320     18,370,640     14,286,318

   The accompanying notes are an integral part of these financial statements.

                            DNAP HOLDING CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                           THOUSANDS OF U.S. DOLLARS

                                                                                      ACCUMULATED
                                 COMMON                  ADDITIONAL                      OTHER                          TOTAL
                                 SHARES       COMMON       PAID-IN    CONTRIBUTED    COMPREHENSIVE    ACCUMULATED   STOCKHOLDERS'
                               OUTSTANDING     STOCK       CAPITAL      CAPITAL      INCOME (LOSS)      DEFICIT        EQUITY
                               -----------  -----------  -----------  -----------  -----------------  ------------  -------------
Balance at December 31,
  1995.......................                                          $  27,848       $    (229)      $  (12,894)    $  14,725
Issuance of shares for cash
  upon the formation of
  Bionova, U.S. Inc..........      25,000                 $      25                                                          25
Issuance of shares for cash
  and upon transfer of
  Bionova, S.A. de C.V.'s
  interests in the Bionova
  subsidiaries...............     270,922    $       3       32,845      (27,848)                                         5,000
Issuance of shares to
  Bionova, S.A. de C.V. prior
  to the merger..............      52,800            1        5,279                                                       5,280
Shares issued to DNA Plant
  Technology stockholders
  upon consummation of the
  merger.....................   5,511,192           55       32,511                                                      32,566
Shares issued to Bionova
  International, Inc. in
  connection with merger and
  capital contribution.......  12,510,726          125        7,875                                                       8,000
Net loss.....................                                                                             (17,034)      (17,034)
Cumulative translation
  adjustment.................                                                                128                            128
                               -----------       -----   -----------  -----------          -----      ------------  -------------
Balance at December 31,
  1996.......................  18,370,640          184       78,535           --            (101)         (29,928)       48,690
Options issued in conjunction
  with UAC acquisition.......                                   185                                                         185
Net loss.....................                                                                             (20,312)      (20,312)
Cumulative translation
  adjustment.................                                                               (207)                          (207)
                               -----------       -----   -----------  -----------          -----      ------------  -------------
Balance at December 31,
  1997.......................  18,370,640          184       78,720           --            (308)         (50,240)       28,356
Shares issued to Bionova
  International, Inc., net of
  expenses...................   5,217,391           52       29,198                                                      29,250
Net loss.....................                                                                             (15,605)      (15,605)
Cumulative translation
  adjustment.................                                                                116                            116
                               -----------       -----   -----------  -----------          -----      ------------  -------------
Balance at December 31,
  1998.......................  23,588,031    $     236    $ 107,918           --       $    (192)      $  (65,845)    $  42,117
                               -----------       -----   -----------  -----------          -----      ------------  -------------
                               -----------       -----   -----------  -----------          -----      ------------  -------------

   The accompanying notes are an integral part of these financial statements.

                            DNAP HOLDING CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                           THOUSANDS OF U.S. DOLLARS

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  -------------------------------
                                                                                    1998       1997       1996
                                                                                  ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss........................................................................  $ (15,605) $ (20,312) $ (17,034)
Items not affecting cash:
  Minority interest.............................................................       (601)    (3,986)    (1,274)
  Depreciation..................................................................      4,136      3,938      2,244
  Amortization of goodwill, patents and trademarks..............................      2,940      2,407      1,008
  Purchased research and development............................................         --      2,815     12,900
  Deferred income taxes.........................................................       (295)       882      1,986
  Write-off of property, plant and equipment....................................         --        943         --
  Loss (gain) from sale of property, plant and equipment........................       (137)      (321)      (325)
Net changes (exclusive of acquisitions) in:
  Accounts receivable and advances to growers, net..............................     (7,504)    (1,766)     5,675
  Inventories...................................................................      1,059      2,360     (4,951)
  Other assets..................................................................     (5,263)     1,524        (35)
  Accounts payable and accrued expenses.........................................     (2,120)    (2,690)     5,627
                                                                                  ---------  ---------  ---------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.............................    (23,390)   (14,206)     5,821
                                                                                  ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of intellectual property..........................................         --     (2,630)        --
  Advances to DNAP prior to merger, net of cash acquired........................         --         --     (6,664)
  Acquisitions, net of cash acquired............................................         --     (8,188)    (1,221)
  Purchases of property, plant and equipment....................................     (9,775)    (6,444)    (7,104)
  Proceeds from sale of property, plant and equipment...........................        479        564        535
  Payments for purchases of companies...........................................       (476)      (627)        --
  Proceeds from divestiture of Van Namen, net of cash divested..................        637         --         --
  Loss on divestiture of subsidiary.............................................       (832)       832         --
                                                                                  ---------  ---------  ---------
NET CASH USED IN INVESTING ACTIVITIES...........................................     (9,967)   (16,493)   (14,454)
                                                                                  ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net changes in short-term borrowings..........................................     29,955     19,107     (2,142)
  Proceeds from bank loans and other debtors....................................        256        267     34,556
  Repayment of long-term debt...................................................     (2,746)    (9,211)   (35,451)
  Accounts due to related parties...............................................    (14,553)    16,401      2,520
  Investment by Bionova International, Inc., net of expenses....................     29,250         --     18,305
                                                                                  ---------  ---------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES.......................................     42,162     26,564     17,788
                                                                                  ---------  ---------  ---------
Net (decrease) increase in cash and cash equivalents............................      8,805     (4,135)     9,155
Cash at beginning of year.......................................................      6,600     10,735      1,580
                                                                                  ---------  ---------  ---------
Cash at end of year.............................................................  $  15,405  $   6,600  $  10,735
                                                                                  ---------  ---------  ---------
                                                                                  ---------  ---------  ---------
SUPPLEMENTAL CASH FLOW DATA
Interest paid...................................................................  $   7,439  $   4,915  $   4,438
Income taxes paid...............................................................        954        294      1,693
NON-CASH INVESTING AND FINANCING ACTIVITIES
Contribution of Bionova, S.A. de C.V. investment in subsidiaries for common
  stock.........................................................................         --         --     27,848
Patents and trademarks resulting from merger with DNA Plant Technology
  Corporation...................................................................         --         --     14,800
Options issued in connection with UAC acquisition...............................         --        185         --
Issuance of promissory notes in the acquisition of the minority interests of
  ABSA and IPHC.................................................................         --      7,220         --
Acquisition of Monsanto Company's strawberry development program................      5,000         --         --

   The accompanying notes are an integral part of these financial statements.

                            DNAP HOLDING CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

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

    The value of the shares of the Company's common stock issued in connection with the Merger was determined based on the number of shares of DNAP's common stock and DNAP's $2.25 Convertible Exchangeable Preferred Stock outstanding, at the fair value of the securities based on their respective

                            DNAP HOLDING CORPORATION

NOTE 1--BASIS OF PRESENTATION (CONTINUED) closing prices as quoted on the Nasdaq National Market at July 30, 1996, the date of the second amendment to the merger agreement.

                                                                            SHARES
                                                                          OUTSTANDING    FAIR MARKET  FAIR MARKET
                                                                           (000'S OF      VALUE PER      VALUE
                                                                            SHARES)         SHARE      ($000'S)
                                                                        ---------------  -----------  -----------
DNAP common stock.....................................................        45,676      $   0.531    $  24,254
DNAP $2.25 Convertible Exchangeable Preferred Stock...................         1,380          3.125        4,312
                                                                                                      -----------
                                                                                                          28,566
Costs incurred by Bionova Mexico associated with the Merger...........                                     4,000
                                                                                                      -----------
                                                                                                       $  32,566
                                                                                                      -----------
                                                                                                      -----------

    The purchase price was allocated to the following items based on a valuation of the intangibles by an independent appraiser.

                                                                                     ($000'S)
                                                                                     ---------
Patents and trademarks.............................................................  $  14,800
Research and development...........................................................     12,900
Goodwill...........................................................................     10,528
Net liabilities of DNAP at fair value..............................................     (5,662)
                                                                                     ---------
                                                                                     $  32,566
                                                                                     ---------
                                                                                     ---------

DNAP HOLDING CORPORATION CAPITAL INCREASE DURING 1998

    On October 6, 1998, DNAP Holding announced a re-capitalization program whereby all common shareholders as of the record date will be issued rights to acquire 3 shares of common stock for every 4 shares they own at an exercise price of $5.75 per share. Rights associated with partial shares will be rounded up to the next higher whole number of shares equivalent.

    At DNAP Holding's 1999 Annual Meeting of Stockholders, stockholders will be asked to approve a proposal to amend DNAP Holding's Certificate of Incorporation to increase the number of authorized shares of common stock to 50 million. Bionova International, Inc., holder of 76.6% of the shares outstanding, has agreed to vote all of its shares in favor of this proposal. An increase in the number of authorized shares is required to issue all of the rights under this capitalization program. Upon this affirmative vote to increase the number of authorized shares, the rights to acquire the stock will be issued and exercisable immediately and will expire on May 31, 2000.

    As a part of the re-capitalization program, Bionova International, Inc., made a capital contribution of $30 million in October 6, 1998, and received in exchange 5,217,391 shares of DNAP Holding Corporation common stock at a price of $5.75 per share. Bionova International, Inc. agreed that, upon issuance of the 13,557,630 rights it will be due to receive following the shareholders meeting on April 28, 1999, it will surrender back to DNAP Holding the equivalent number of rights (9,130,435) corresponding to the number of shares it purchased in October. Approximately 4,133,390 rights will be issued to all other stockholders in accordance with their share holdings.

                            DNAP HOLDING CORPORATION

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

b.  Management's estimates and assumptions

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

c.  Revenue recognition

PRODUCE SALES

    The Company sells produce on its own account and on behalf of growers and other parties on a commissioned basis. Revenue from such sales is recognized when the produce is shipped, net of an allowance for estimated returns. Since the Company bears the risk of loss for collection of sales proceeds for sales on behalf of growers and other parties on which commissions are earned, the associated sales are recognized at the gross sales amounts, net of an allowance for estimated returns or other credits. In the consolidated results of operations, 1998, 1997, and 1996 sales recognized on a commissioned basis and the related commissions earned were as follows:

                                                                          ($000'S)
                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 1998       1997       1996
                                                              ----------  ---------  ---------
Sales.......................................................  $  148,079  $  98,882  $  30,455
Commissions earned..........................................      13,695      9,132      3,253

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

d.  Cash and cash equivalents

    Cash equivalents are stated at cost, which approximates the fair value. The Company considers all highly liquid and temporary cash investments with original maturities of three months or less to be cash equivalents. The Company's policy is to place its cash and cash equivalents with large creditworthy financial institutions to limit the amount of credit exposure.

                            DNAP HOLDING CORPORATION

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
e.  Advances to growers

    Advances to growers are made for supplies, seed, and other growing and harvesting costs. The advances are interest bearing and repaid from amounts withheld from sales proceeds due to growers.

f.  Association agreements

    The Company has entered into certain participation agreements with growers under which the Company shares in the profits and losses associated with growing activities. The Company records these participation agreements under the equity method of accounting.

    One grower in Baja California, Santa Cruz Empacadora, S. de R.L. de C.V., accounted in 1998 for approximately 12% of Company's consolidated sales. ABSA recently has entered into a five-year production association agreement with this grower that extends through 2003.

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

i.  Goodwill

    Goodwill consists principally of excess purchase price over net tangible assets of businesses acquired. Goodwill is amortized on a straight-line basis over twenty years. Amortization of goodwill amounted to $1.708 million, $1.174 million, and $0.700 million in 1998, 1997 and 1996, respectively. Accumulated amortization was $4.857 million and $3.149 million at December 31, 1998 and 1997, respectively.

j.  Patents and trademarks

    The costs of obtaining patents are expensed as incurred. Acquired patents and trademarks are capitalized and amortized using the straight-line method over their estimated useful lives. During 1998 and 1997, the Company recorded amortization expense of $1.233 million for both years.

k.  Research and product development costs

    All research and product development costs incurred or acquired are expensed.

l.  Stock based compensation

    The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value-based method had been applied in measuring compensation expense.

                            DNAP HOLDING CORPORATION

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
m. Concentration of credit risks

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade receivables and advances to growers. Credit risk associated with trade receivables is limited due to the large number of customers comprising the Company's customer base. There can be no assurance that an event outside of the Company's control will not occur and cause these trade receivables or advances to be at risk. The Company performs ongoing credit evaluations of its customers' and growers' financial condition to determine the need for an allowance for uncollectible accounts.

n.  Impairment of long-lived assets

    Management periodically reviews for impairment the long-lived assets and certain identifiable intangibles held and used by the Company whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized whenever it is determined that recoverability is impaired. Measurement of an impairment loss for long-lived assets and identifiable intangibles that management expects to hold and use is based on the fair value of the asset.

o.  Income taxes

    Current income tax expense or benefit represents the amount of income taxes expected to be payable or refundable for the current year. A deferred income tax liability or asset is established for the expected future tax consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities. Deferred income tax expense or benefit represents the net change during the year in the deferred income tax liabilities or assets. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be more likely than not realized in future tax returns.

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

    For subsidiaries whose activities are recorded in currencies which are not their functional currency and any subsidiaries located in a hyperinflationary environment, i.e. countries with inflation exceeding

                            DNAP HOLDING CORPORATION

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
100% over the prior three years (which in the case of DNAP Holding includes all Mexican subsidiaries), the components of the financial statements are translated as follows:

BALANCE SHEET:
Current assets, except inventories.........................  year-end
Inventories................................................  historical
Liabilities................................................  year-end
Property, plant and equipment..............................  historical
Stockholders' equity.......................................  historical

RESULTS OF OPERATIONS:
Sales......................................................  historical
Cost of sales..............................................  historical
Depreciation and amortization..............................  historical
Interest...................................................  monthly average
Other expenses and income..................................  monthly average
Income taxes...............................................  monthly average

    Gains and losses in re-measurement arise mainly from the effect of exchange rate fluctuations on net monetary items denominated in pesos and are included in results of operations.

r.  Net loss per common share

    Basic net income (loss) per common share is computed as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed as net income
(loss) divided by the weighted average number of common shares and potential common shares, using the treasury stock method, outstanding during the period. There are no reconciling items in calculating the numerator and denominator for basic and diluted net income (loss) per share for any periods presented.

s.  Employee benefit plan

    DNAP has a savings and retirement plan and trust (the "401(k) Plan") available to all eligible employees of DNAP. An eligible employee may elect to defer, in the form of contributions to the 401(k) Plan, between 1% and 15% (in 1% increments) of the total compensation that would otherwise be paid to the employee, subject to annual contribution limitations. An employee's contributions are invested at the direction of the employee in various investment options and are fully vested and non-forfeitable immediately upon contribution. The 401(k) Plan provides for DNAP contributions in the form of common stock or cash, not to exceed 3% of elective salary deferral contributions. During 1998, 1997, and 1996, DNAP's cash contributions to the 401(k) Plan were approximately $0.110 million, $0.082 million, and $0.017 million, respectively.

    Effective January 1, 1998, Tanimura Distributing, Inc. ("TDI"), implemented a 401(k) profit sharing plan (the "TDI Plan") available to all eligible employees of TDI. An eligible employee may elect to defer, in the form of contributions to the TDI Plan, up to 15% of the total compensation that would otherwise be paid to the employee, subject to annual contribution limitations. An employee's contributions are invested at the direction of the employee in various investment options and are fully vested and non-forfeitable immediately upon contribution. The TDI Plan provides for TDI matching contributions at the discretion of

                            DNAP HOLDING CORPORATION

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the employer (TDI). For 1998, TDI agreed to match employee contributions up to a maximum of $500 per employee. During 1998, TDI's employer contributions amounted to approximately $0.013 million.

t.  Comprehensive income

    The Company adopted Statement of Financial Accounting Standard No. 130 ("FAS 130"), "Reporting Comprehensive Income," for fiscal 1998 and retroactively restated all prior periods to conform with FAS 130 as required. FAS 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners."

u.  Segment reporting

    The company adopted Statement of Financial Accounting Standard No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information," for fiscal 1998 and retroactively restated all prior periods to conform with FAS 131 as required. FAS 131 requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers.

v.  New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities ("FAS 133") which the Company will be required to adopt for its 2000 annual financial statements. This statement establishes a new model for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The Company historically has conducted a limited number of hedging transactions in foreign currencies by using forward contracts. The Company has not determined the impact of the adoption of this new accounting standard on its consolidated financial position or results of operations at this time.

w.  Reclassification of costs

    Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3--ACQUISITIONS, MERGERS, AND DIVESTITURES

    In 1994 and 1995, Bionova Mexico and its subsidiaries acquired control of the following companies:

    - During 1994, Bionova Mexico made a capital contribution toward the formation of Premier Fruits & Vegetables BBL, Inc. ("Premier") in the amount of $0.161 million in cash, representing an 80% share of the capital stock. This investment was contributed to IPHC in December, 1994.

    - During December 1994, Bionova Mexico acquired 51% of IPHC for $2.2 million in cash. This U.S. company distributes fresh produce in the United States and Canada through its subsidiaries, R.B. Packing, Inc., R.B. Packing of California, Inc., R.B. Packing of Texas, Inc. (all 100% owned), TDI (75% owned), and Premier (80% owned). The goodwill resulting from this 1994 acquisition amounted to $0.675 million.

                            DNAP HOLDING CORPORATION

NOTE 3--ACQUISITIONS, MERGERS, AND DIVESTITURES (CONTINUED)
    - In January 1995, ABSA acquired a 50.01% stake in Interfruver de Mexico, S.A. de C.V. ("Interfruver"), a Mexican distributor of fresh produce, for $2.055 million in cash, resulting in the recognition of goodwill of $1.94 million. The agreement to acquire Interfruver established that, in addition to the purchase price mentioned above, a contingent pay out of $2.0 million could be due to the sellers (the minority stockholders) on an earn out basis over a four-year period beginning in 1995. This contingent payment has resulted in an adjustment of the original purchase price and a corresponding increase in goodwill and related amortization. Amounts paid under this contingent payment arrangement were $0.476 million, $0.350 million and $0.0 million in 1998, 1997 and 1996 respectively. While the amount has not yet been determined by the Company, a payment could be made in the second quarter of 1999 representing the earn out for 1998.

    The following table summarizes the net investment by Bionova Mexico in the subsidiaries acquired through December 31, 1995, which were contributed to the Company in 1996.

                                                                                ($000'S)
                                                                              DECEMBER 31,
                                                                          --------------------
COMPANY ACQUIRED                                                            1996       1995
------------------------------------------------------------------------  ---------  ---------
ABSA....................................................................  $  25,296  $  24,360
Tanimura................................................................        191        191
IPHC....................................................................      2,200      2,200
Premier.................................................................        161        161
                                                                          ---------  ---------
Total...................................................................  $  27,848  $  26,912
                                                                          ---------  ---------
                                                                          ---------  ---------

    These acquisitions were accounted for under the purchase method. The companies are included in the consolidated financial statements since the date of their acquisition. Tanimura and Premier had no operations prior to their formation with Bionova Mexico as the controlling stockholder.

    In 1996, 1997 and 1998, the Company and its subsidiaries made the following acquisitions and divestitures:

    - In November 1996, IPHC acquired a 51% stake in Royal Van Namen ("RVN"), a distributor of fresh produce located in The Netherlands, for $1.475 million in cash, resulting in the recognition of minimal goodwill. In addition, the Company made an earn-out payment in 1997 for 1996 performance of $0.277 million. In February 1998, the Company sold its entire 51% interest in RVN for $0.9 million. The loss on the sale was recognized in the 1997 accounts, and amounted to $0.832 million. Revenues, operating profit, and income before income tax recorded in the the consolidated statement of operations for RVN in 1997 were $54.843 million, $0.486 million, and $0.355 million, respectively.

    - In August 1997, the Company, through its wholly owned subsidiary, VPP Corporation, acquired the intellectual property assets of United Agricorp, Inc. ("UAC"), including all of UAC's rights to and under technology, issued patents, trademarks, trade secrets, know-how and all similar rights. DNAP had been performing work under a research agreement with UAC since 1995 in the area of genetic modifications of strawberries to improve various traits. The purchase price for UAC's technology assets was $2.8 million. In connection with the transaction, in consideration for certain

                            DNAP HOLDING CORPORATION

NOTE 3--ACQUISITIONS, MERGERS, AND DIVESTITURES (CONTINUED) non-competition and indemnification commitments made by UAC's major stockholder, the Company issued options to purchase 100,000 shares of the Company's common stock. The exercise price of these options was the market price of the common stock on August 27, 1997.

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

    - In December 1998, the Company, through its wholly owned subsidiary, VPP Corporation, acquired Monsanto Company's strawberry development program. The program includes exclusive rights to most of Monsanto's existing genetic and gene technology for berry development, and a non-exclusive right to future Monsanto berry technology, including strawberries, cranberries, raspberries, blackberries, boysenberries and blueberries. The package includes a breeding program with a strawberry variety expected to be commercially available in the United States in 1999, as well as multiple strawberry varieties planned for commercial introduction over the next few years. This acquisition complements the research that DNAP had been conducting since 1995 in the area of genetic modifications of strawberries to improve various traits. The purchase price for Monsanto's technology assets was $5.0 million and was paid in January, 1999. These technology assets will be amortized over a period of ten years. In consideration for certain additional licenses and assets the Company could be obligated to the payment of an additional $7.0 million, which will be recorded as additions to the purchase price if and when they occur.

    The following unaudited pro forma results of operations assume that the Merger had been consummated on January 1, 1995 and the acquisition of the minority interests in ABSA and IPHC had been consummated on January 1, 1996. Further, as RVN was sold in February 1998, the 1996 and 1997 results have been adjusted to exclude its results of operations.

                                                                                          ($000'S)
                                                                                         PRO FORMA
                                                                                        (UNAUDITED)
                                                                                  YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
Net sales...............................................................       227,184       200,448       211,935
Net loss (1)............................................................       (20,949)      (14,566)      (18,347)
Loss per common share--basic and diluted................................  $      (1.14) $      (1.02) $      (1.67)
Pro forma weighted average common shares outstanding....................    18,370,640    14,286,318    10,967,299

------------------------

(1) does not include the $2.8 million and $12.9 million write-off of purchased research and development in 1997 and 1996, respectively.

                            DNAP HOLDING CORPORATION

NOTE 4--ACCOUNTS RECEIVABLE

    Accounts receivable were comprised of the following:

                                                                                                    ($000'S)
                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
Trade.......................................................................................  $  21,960  $  28,871
Recoverable value-added tax.................................................................      1,960      1,305
Officers and employees......................................................................        286        121
Sundry debtors..............................................................................      2,688      4,517
Related parties.............................................................................      2,484        690
                                                                                              ---------  ---------
                                                                                                 29,378     35,504
Allowance for doubtful accounts and returns.................................................     (1,158)    (2,727)
                                                                                              ---------  ---------
                                                                                              $  28,220  $  32,777
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    The Company sells its produce primarily to retailers and wholesalers in the United States, Mexico and Canada. No single customer accounted for more than 5% of the Company's sales, and there were no significant accounts receivable from a single customer at December 31, 1998 or 1997.

NOTE 5--ADVANCES TO GROWERS

    Advances to growers were comprised of the following:

                                                                                                     ($000'S)
                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1998       1997
                                                                                               ---------  ---------
Advances to growers..........................................................................  $  13,901  $   5,283
Advances to related parties..................................................................        760      1,016
                                                                                               ---------  ---------
                                                                                                  14,661      6,299
Allowance for doubtful accounts..............................................................     (2,475)      (988)
                                                                                               ---------  ---------
                                                                                               $  12,186  $   5,311
                                                                                               ---------  ---------
                                                                                               ---------  ---------

    The Company has agreements with certain produce growers in Mexico and in the United States, whereby a significant portion of growing costs are paid in advance by the Company. The growing costs are recorded as advances to growers and are recognized as a component of cost of produce sales when the produce is sold. The advances in Mexico ($7.572 million and $4.569 million at December 31, 1998 and 1997, respectively) in some cases are secured by promissory notes and/or the right to use the acreage of the grower if the advances are not repaid. Advances to growers in the United States ($4.614 million and $0.742 million at December 31, 1998 and 1997, respectively) are generally not collateralized.

    Advances earned interest at 14% per annum in 1998 and 1997, and 12% per annum in 1996. Interest income from these advances amounted to $0.609 million, $0.651 million, and $0.884 million during the years ended December 31, 1998, 1997 and 1996, respectively.

                            DNAP HOLDING CORPORATION

NOTE 6--INVENTORIES

    Inventories were comprised of the following:

                                                                                        ($000'S)
                                                                                      DECEMBER 31,
                                                                                  --------------------
                                                                                    1998       1997
                                                                                  ---------  ---------
Finished produce................................................................  $   2,756  $   1,815
Growing crops...................................................................      8,020      9,974
Advances to suppliers...........................................................        299        316
Spare parts and materials.......................................................      3,977      4,821
Merchandise in transit and other................................................      1,566        980
                                                                                  ---------  ---------
                                                                                     16,618     17,906
Allowance for slow moving inventory.............................................       (140)      (127)
                                                                                  ---------  ---------
                                                                                  $  16,478  $  17,779
                                                                                  ---------  ---------
                                                                                  ---------  ---------

NOTE 7--PROPERTY, PLANT, AND EQUIPMENT

    Property, plant and equipment was comprised of the following:

                                                                                        ($000'S)
                                                                                  --------------------
                                                                                      DECEMBER 31,
                                                                                  --------------------   ESTIMATED
                                                                                    1998       1997     USEFUL LIFE
                                                                                  ---------  ---------  -----------
Land............................................................................  $   9,422  $  10,993
Buildings.......................................................................     14,699     10,672    25 years
Machinery and equipment.........................................................     14,567     13,364    15 years
Office equipment................................................................      2,232      2,232     4 years
Transportation equipment........................................................      3,906      3,383    10 years
Vineyards and agricultural tools................................................      2,459      2,471     3 years
Land improvements and others....................................................      3,315      2,638    13 years
                                                                                  ---------  ---------
                                                                                     50,600     45,753
Accumulated depreciation and amortization.......................................    (11,989)    (9,233)
                                                                                  ---------  ---------
                                                                                  $  38,611  $  36,520
                                                                                  ---------  ---------
                                                                                  ---------  ---------

    Equipment amounting to $2.414 million and $2.150 million at December 31, 1998 and 1997, respectively, has been recorded under capitalized leases and included above. Related accumulated depreciation amounted to $0.822 million and $0.582 million at December 31, 1998 and 1997, respectively, and the related depreciation expense amounted to $0.175 million, $0.192 million and $0.126 million for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 8--BANK LOANS AND LONG-TERM DEBT

SHORT-TERM LOANS

    Short-term bank loans consist of amounts due to banks, denominated in U.S. dollars, under various lines of credit facilities. The lines of credit contain certain covenants which, among other things, require maintenance of certain ratio levels and tangible net worth levels. The lines of credit bear interest at prime (9.7% and 7.5% at December 31, 1998 and 1997, respectively). Various credit facilities are available with

                            DNAP HOLDING CORPORATION

NOTE 8--BANK LOANS AND LONG-TERM DEBT (CONTINUED) banks whereby the Company may borrow upon such terms as the subsidiaries and banks mutually agree. At December 31, 1998, such bank credit facilities amounted to $93.3 million, of which $13.5 million was not used. The amounts due under bank credit facilities with Mexican banks are generally renewable at the discretion of the banks. The Company has informal arrangements with these banks, which permit additional borrowings, subject to the availability of funds by the banks.

    The Company completed a $30 million one-year term credit facility with Bank of Montreal which matures on November 23, 1999. Such credit facility is included in the short-term debt outstanding of $79.8 million at December 31, 1998. This loan is guaranteed by Savia, S.A. de C.V., formerly known as Empresas La Moderna, S.A. de C.V. ("Savia"). The interest rate assigned to this loan is LIBOR plus 5% or PRIME plus 2.5% (10.25% on December 31, 1998); its continued funding is subject to the maintenance of certain financial and other covenants by both DNAP Holding and Savia.

    At December 31, 1998, Savia, the parent company of Bionova Mexico, guaranteed $79.8 million of this debt. Savia is obligated under the terms of the Merger through September, 1999 to provide under certain conditions a guarantee of indebtedness of the Company of up to $20 million to a financial institution under a loan or a line of credit.

                            DNAP HOLDING CORPORATION

NOTE 8--BANK LOANS AND LONG-TERM DEBT (CONTINUED)
LONG-TERM LOANS

    Consolidated obligations under long-term debt arrangements are denominated in U.S. dollars and were comprised of:

                                                                                                               ($000'S)
                                                                                                             DECEMBER 31,
                                                                                                            --------------
                                                                                                             1998    1997
                                                                                                            ------  ------

Bank loan that bore interest at a rate equivalent to Libor plus 1% and which was secured with first
  mortgage on land and buildings in The Netherlands................................................             --  $1,342

Capital lease obligations secured by the related equipment acquired, bearing interest at variable
  annual rates (14% at December 31, 1998 and 1997).................................................         $  306     473

Mortgage notes payable to banks secured by the related real estate, interest at prime plus 1.5%
  (10.0% and 8.75% at December 31, 1998 and 1997, respectively), interest payable monthly and
  maturing on dates through October, 2001..........................................................            234     273

Notes to former minority stockholders of ABSA and IPHC, bearing interest at 10% and payable
  annually in installments in 1999 and 2000........................................................          4,972   7,220

Other..............................................................................................            271     495
                                                                                                            ------  ------
                                                                                                              5,783   9,803

Less current portion...............................................................................         (1,558) (2,588)
                                                                                                            ------  ------

Long-term debt.....................................................................................         $4,225  $7,215
                                                                                                            ------  ------
                                                                                                            ------  ------

    The maturities of the long-term debt at December 31, 1998 were as follows:

FOR THE YEARS ENDED DECEMBER 31,                                                                            ($000'S)
---------------------------------------------------------------------------------------------------------  -----------

1999.....................................................................................................   $   1,558

2000.....................................................................................................       3,908

2001.....................................................................................................         277

2002.....................................................................................................          37

2003.....................................................................................................           3

Thereafter...............................................................................................          --
                                                                                                           -----------

                                                                                                            $   5,783
                                                                                                           -----------
                                                                                                           -----------

                            DNAP HOLDING CORPORATION

NOTE 9--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses were comprised of the following:

                                                                                                    ($000'S)
                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
Trade.......................................................................................  $   8,528  $  16,119
Payables to growers.........................................................................      6,889      6,106
Accrued compensation........................................................................      1,749      2,606
Accrued interest............................................................................        996      1,433
Income taxes payable........................................................................        578        635
Accrual for purchase of strawberry development program......................................      5,000         --
Sundry creditors............................................................................      2,335      2,016
                                                                                              ---------  ---------
                                                                                              $  26,075  $  28,915
                                                                                              ---------  ---------
                                                                                              ---------  ---------

NOTE 10--INCOME TAXES

    The (charges) credits for income taxes are summarized as follows:

                                                                                                 ($000'S)
                                                                                          YEAR ENDED DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1998       1997       1996
                                                                                      ---------  ---------  ---------
CURRENT
United States
  Federal...........................................................................  $    (118) $    (313) $    (606)
  State.............................................................................         (1)       (85)      (146)
Foreign.............................................................................       (632)      (146)        --
                                                                                      ---------  ---------  ---------
                                                                                           (751)      (544)      (752)
                                                                                      ---------  ---------  ---------
DEFERRED
United States
  Federal...........................................................................          3       (160)        21
  State.............................................................................         (2)        21         --
Foreign.............................................................................        294       (743)    (2,007)
                                                                                      ---------  ---------  ---------
                                                                                            295       (882)    (1,986)
                                                                                      ---------  ---------  ---------
Income tax expense..................................................................  $    (456) $  (1,426) $  (2,738)
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

                            DNAP HOLDING CORPORATION

NOTE 10--INCOME TAXES (CONTINUED)
    Income tax (expense) benefit differs from the amounts computed by applying the statutory federal income tax rate (34% in both Mexico and the United States) to pretax income as a result of the following:

                                                                                                ($000'S)
                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                       1998       1997       1996
                                                                                     ---------  ---------  ---------
Tax benefit at statutory rate in the United States (34%)...........................  $   5,355  $   7,776  $   5,294
Effect of lower tax rate of 17% for agricultural businesses in Mexico..............     (1,949)    (1,650)      (316)
Write-off of purchased research and development....................................         --         --     (4,386)
Change in valuation allowance of deferred tax assets...............................     (1,679)    (5,872)    (2,384)
Taxable inflationary gains in Mexico...............................................     (1,243)      (944)      (548)
Depreciation on inflation-indexed value of property, plant, and equipment in
  Mexico...........................................................................        215        501        328
Expected settlement of prior years' income taxes...................................         --       (519)        --
State taxes........................................................................          2         --        (97)
Other..............................................................................     (1,157)      (718)      (629)
                                                                                     ---------  ---------  ---------
                                                                                     $    (456) $  (1,426) $  (2,738)
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

    Significant components of the Company's deferred tax liabilities and assets at December 31, 1998 and 1997 are shown below:

                                                                                                    ($000'S)
                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------
DEFERRED TAX ASSETS
  Tax loss carryforwards....................................................................  $  21,912  $  19,680
  Non-deductible provisions.................................................................        748        350
  Other.....................................................................................         --         56
                                                                                              ---------  ---------
Total deferred tax assets...................................................................     22,660     20,086
Valuation allowance.........................................................................    (18,486)   (16,807)
                                                                                              ---------  ---------
Net deferred tax assets.....................................................................  $   4,174  $   3,279
                                                                                              ---------  ---------
                                                                                              ---------  ---------
DEFERRED TAX LIABILITIES
  Inventories...............................................................................     (3,209)    (2,875)
  Other.....................................................................................     (2,106)    (1,840)
                                                                                              ---------  ---------
Total deferred tax liabilities..............................................................     (5,315)    (4,715)
                                                                                              ---------  ---------
Net deferred tax liabilities................................................................  $  (1,141) $  (1,436)
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    The Mexican asset tax of 1.8% on certain net assets is not applied during the first three years after an asset in placed in operation. This tax, once applied, is due if federal income taxes are not in excess of the asset tax. It can be recovered in future years from taxes on future income in excess of future asset tax.

    During 1998 ABSA applied its investment tax credits generated from its fixed asset investments against the asset tax. Starting in 1999, ABSA, due to changes in the tax law in Mexico, will compute its federal income taxes on the basis of a simplified tax filing scheme (i.e., a cash basis). Under this approach,

                            DNAP HOLDING CORPORATION

NOTE 10--INCOME TAXES (CONTINUED)
ABSA will not have taxable income until profits are distributed to its stockholders as dividends. The Company has not determined the impact of this change on ABSA's tax loss carryforwards.

    At December 31, 1998, the Company had total tax loss carryforwards of approximately $74.3 million. Tax loss carryforwards from the Company's Mexican subsidiaries can be inflation-indexed in Mexico until the date of their application against future taxable profits. The tax loss carryforwards expire from 2003 to 2008. The tax loss carryforwards are contained in the Company's Mexican subsidiaries ($26.6 million), U.S. subsidiaries ($46.5 million), and other foreign subsidiaries ($1.2 million).

    DNAP had tax loss carryforwards at the date of the Merger whose utilization is limited to $27.8 million. A full valuation allowance has been provided with respect to these tax loss carryforwards.

    A settlement was reached between R.B. Packing, Inc. and the Internal Revenue Service regarding a dispute relating to commissions charged and certain travel and expense charges relating to an audit of the 1991 through 1995 tax years. The Company made a provision in 1996 and 1997 amounting to $0.650 million for the five years in dispute, which included interest and state income taxes and further provided for the effect of this settlement.

NOTE 11--STOCK OPTIONS AND WARRANTS

STOCK OPTION PLANS

    As a result of the Merger the Company assumed DNAP's existing stock option plans. The number of shares and option exercise prices were adjusted to give effect to the exchange ratio stipulated in the merger agreement. The six plans are the 1982 Stock Option Plan, 1986 Stock Option Plan, 1994 Stock Option Plan, the Non-Employee Directors Stock Option Plan, the Incentive Stock Option Plan, and the Non-Qualified Stock Option Plan. Approximately 65,782 options were outstanding at December 31, 1998 under all of these stock option plans. The Company does not expect to award any new options under any of these plans.

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

    In addition to the options plans assumed at the time of the Merger, at the 1998 Annual Meeting of Shareholders, DNAP Holding Corporation's 1998 Long-Term Incentive Plan was approved. This plan provides for the issuance of stock options and other forms of stock-based awards to all employees and directors of the Company. The maximum number of shares of common stock that are available for grant of awards under this plan is not to exceed 2,000,000 shares. No options or other stock-based awards were issued under this plan during 1998.

                            DNAP HOLDING CORPORATION

NOTE 11--STOCK OPTIONS AND WARRANTS (CONTINUED)
    A summary of the activity under all of the Company's stock option plans during 1996, 1997, 1998 is as follows:

Outstanding, at the effective date of the Merger on September 26, 1996...........    134,959
  Granted........................................................................         --
  Exercised......................................................................         --
  Expired and canceled...........................................................       (191)
                                                                                   ---------
Outstanding on December 31, 1996.................................................    134,768
  Granted........................................................................         --
  Exercised......................................................................         --
  Expired and canceled...........................................................    (10,745)
                                                                                   ---------
Outstanding on December 31, 1997.................................................    124,023
  Granted........................................................................         --
  Exercised......................................................................         --
  Expired and canceled...........................................................    (58,241)
                                                                                   ---------
Outstanding on December 31, 1998.................................................     65,782
                                                                                   ---------
Available for grant at December 31...............................................  2,001,228
                                                                                   ---------
Exercisable at December 31.......................................................     65,372
                                                                                   ---------
Option prices per share
  Granted........................................................................       None
  Exercised......................................................................       None
  Expired or canceled....................................................   $13.75 to $52.50
  Outstanding............................................................   $20.31 to $76.25

    The following table summarizes information about the outstanding stock options at December 31, 1998.

                                                                    WEIGHTED
                                                                     AVERAGE     WEIGHTED                  WEIGHTED
                                                                    REMAINING     AVERAGE     NUMBER OF     AVERAGE
                                                        OPTIONS    CONTRACTUAL   EXERCISE    EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES                              OUTSTANDING     LIFE         PRICE       OPTIONS       PRICE
----------------------------------------------------  -----------  -----------  -----------  -----------  -----------
$20.31--$29.94......................................       5,218    6.32 Yrs.    $   21.34        4,888    $   21.22
$30.00--$38.75......................................      23,658    4.63 Yrs.    $   34.00       23,578    $   34.01
$41.25--$50.00......................................      19,995    3.99 Yrs.    $   47.10       19,996    $   47.10
$51.25--$76.25......................................      16,911    3.81 Yrs.    $   54.98       16,910    $   54.98
                                                      -----------                            -----------
Total...............................................      65,782    4.36 Yrs.    $   42.37       65,372    $   42.48
                                                      -----------                            -----------
                                                      -----------                            -----------

FAIR VALUE DISCLOSURES

    Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates, the Company's net loss and net loss per share would not have been materially different than the reported amounts.

                            DNAP HOLDING CORPORATION

NOTE 11--STOCK OPTIONS AND WARRANTS (CONTINUED)
WARRANTS AND OTHER OPTIONS

    At December 31, 1998 the Company had the following warrants and options outstanding, which it assumed in connection with the merger:

  NUMBER OF
COMMON SHARES   PRICE PER SHARE  EXPIRATION DATE
--------------  ---------------  --------------------------------------
      40,000       $   66.50     January, 1999
     407,018           25.00     Third and fourth quarters of 2000
     100,000            4.38     August, 1999

    During 1995, DNAP issued common stock with warrants that expire during the third and fourth quarters of 2000, and which entitle the holders to purchase an additional 407,018 shares of common stock at $25.00 per share. In 1997, DNAP Holding granted UAC's majority stockholder options to purchase 100,000 shares at an exercise price of 4 3/8, which was the fair market value on the date of the grant, in consideration for certain non-competition and indemnification commitments. These options expire in August, 1999.

NOTE 12--BALANCES AND TRANSACTIONS WITH RELATED PARTIES

SAVIA CREDIT LINE

    The short-term accounts due to related parties shown in the consolidated balance sheet bears interest at variable rates comparable to those prevailing in the market place. The debt with related parties arose from the long-term credit line made available to affiliates of Savia and bears interest at variable rates similar to those prevailing in the market place. At December 31, 1998, such credit facility amounted to $27.0 million, of which $26.8 million was not used. At December 31, 1997, $15.429 million was outstanding under this arrangement. During 1998, 1997, and 1996, the Company incurred interest expense of $0.883 million, $0.519 million, and $0.310 million, respectively.

INSURANCE AND FACTORING ARRANGEMENTS

    The Company contracts for insurance and factoring services with a related party. During 1998, 1997 and 1996, the Company incurred insurance expense of $0.213 million, $0.289 million, and $0.591 million, respectively. Amounts due under factoring arrangements were $0.0 million and $0.868 million at December 31, 1998 and 1997, respectively, and interest expense incurred in connection with factoring arrangements was $0.035 million, $0.0 million, and $0.123 million in 1998, 1997, and 1996, respectively.

LABOR AND ADMINISTRATIVE SERVICES

    From 1995 through October, 1997 ABSA had a contractual arrangement with Copropriedad Agricola Batiz Hermanos ("CABH") pursuant to which CABH provided labor and administrative services to ABSA, and ABSA paid a fee to CABH based on CABH's costs incurred in connection with providing such services. Both Raul Batiz G. and Guillermo Batiz G., former executive officers of ABSA, owned in excess of 10% of CABH and were deemed, by virtue of their positions with ABSA, to be executive officers of DNAP Holding. In 1997 and 1996, ABSA paid a total of approximately $14.094 million and $13.208 million, respectively, to CABH under this arrangement. As of October 31, 1997, ABSA terminated its relationship with CABH. Labor and administrative services are now being provided by Siembra Cultivo y Cosecha del Noroeste, S.A. de C.V., which is a subsidiary of ABSA.

                            DNAP HOLDING CORPORATION

NOTE 12--BALANCES AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED) ADMINISTRATIVE SERVICES AGREEMENT

    An Administrative Services Agreement between the Company and Bionova Mexico was entered into on July 1, 1996. This agreement provides that Bionova Mexico will render certain administrative and clerical services to the Company and its direct and indirect subsidiaries in return for payment equivalent to the compensation, benefits, and other overhead attributable to the employees of Bionova Mexico performing these services, all of which will be performed in Mexico. The initial term of the agreement was extended to December 31, 1998 and will continue thereafter for successive one-year terms unless either the Company or Bionova Mexico elects to terminate the agreement. Amounts billed in 1998, 1997 and 1996 by Bionova Mexico under this agreement were $3.050 million, $1.000 million and $0.616 million, respectively. As of December 31, 1998, 1997 and 1996, the Company had a payable to Bionova Mexico outstanding of $4.530, $3.001 and $1.845 million, respectively. The outstanding balances bear interest at variable rates comparable to those prevailing in the market place.

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

LOANS AND CAPITAL CONTRIBUTIONS

    In connection with the acquisition of DNAP, Bionova Mexico loaned $5 million to the Company on January 26, 1996 and contributed $5 million to the capital of the Company on July 1, 1996. The interest rate on the loan was 10.25% per annum. The loan was capitalized by Bionova Mexico on August 2, 1996. Interest expense for the period that the loan was outstanding during 1996 amounted to $0.264 million. Pursuant to a loan agreement dated January 26, 1996 between the Company and DNAP, the Company made two loans to DNAP in equal amounts of $5 million on January 26, 1996 and July 1, 1996. These loans are secured by the assignment to the Company of DNAP's right, title, and interest in the patents relating to DNAP's Transwitch gene suppression technology, and the Company may require additional security under certain circumstances. These loans, which were originally due to mature in January 1999, have been extended with the principal plus accrued interest due in full on January 31, 2001.

LONG-TERM FUNDED RESEARCH AGREEMENT

    On September 26, 1996, in connection with the merger, DNAP and Savia entered into a long-term funded research agreement, which provided that DNAP and Savia, directly or through its affiliates, will use their best efforts to agree on research projects to be conducted by DNAP for Savia or its affiliates and which will result in payments to DNAP of $30 million over a 10-year period, with minimum funding (subject to carry forwards) of $9 million in any three-year period. Unless otherwise agreed by the parties, payments of at least $0.625 million in respect of Savia's obligation to fund research projects are to be paid at the beginning of each calendar quarter. In the fourth quarter of 1996, Seminis Vegetable Seed, Inc. ("Seminis"), a subsidiary of Savia, commenced work under this long-term research agreement with DNAP. Through December 31, 1998 Seminis paid DNAP $5.625 million in cash. Work performed during 1998, 1997 and 1996 earned revenue in the amounts of $2.775 million, $2.008 million, and $0.100 million, respectively. The remaining $0.742 million of deferred revenue has been included in accounts due to

                            DNAP HOLDING CORPORATION

NOTE 12--BALANCES AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED) related parties. Several other affiliates of Savia are in discussions with DNAP to identify additional research projects to be worked on under the long-term funded research agreement.

LEGAL REPRESENTATION

    The Secretary of the Company is a shareholder in the law firm which provides legal services to the Company and several subsidiaries. During 1998, 1997, and 1996 the law firm billed approximately $0.684 million, $0.694 million, and $0.100 million respectively, to the Company.

NOTE 13--OTHER NON-OPERATING INCOME (LOSS)

    During 1998, 1997, and 1996 the Company recorded a gain upon sale of property, plant and equipment of $0.137 million, $0.321 million, and $0.325 million, respectively, and received subsidies of $0.0 million, $0.520 million, and $1.733 million, respectively, in connection with a special incentive program sponsored by the various Mexican government and banking institutions for companies in the agriculture, fishing, and forestry industries. The subsidy received was determined using specified formulas based on ABSA's debt outstanding as of June 30, 1996 and the repayments of principal and interest made by ABSA from July 1996 through June 1997. The special incentive program was terminated in June 1997.

    A provision of $0.832 million was recorded by the Company in 1997 as a result of the divestiture of RVN in February 1998.

NOTE 14--COMMITMENTS AND CONTINGENCIES

CONTINGENCIES

    On January 21, 1997, a class action lawsuit STYLED GORDON K. AARON ET AL. V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. was filed in the U.S. federal district court for the Northern District of California. The plaintiffs allege that, prior to the merger (the "Merger") of DNAP with a subsidiary of DNAP Holding on September 26, 1996, they owned shares of DNAP's $2.25 Convertible, Exchangeable Preferred Stock ("Preferred Stock"). In connection with the Merger, all of the shares of common stock and Preferred Stock of DNAP were converted into the number of shares of common stock of DNAP Holding specified in the Merger Agreement. The plaintiffs allege that they were denied certain rights they allegedly had under the terms of the Preferred Stock and that certain individuals (the "Individual Defendants"), each of whom was a director of DNAP prior to the Merger and in some cases later served as a director of DNAP Holding, breached fiduciary duties of loyalty, candor and care allegedly owed to DNAP and its stockholders. The plaintiffs claim to have been damaged by the alleged actions of the defendants and therefore the plaintiffs seek unspecified actual and punitive damages as well as reimbursement of their litigation costs and expenses. On August 27, 1997, the court granted motions to dismiss all of the claims pending against all of the defendants, except the claims of breach of the fiduciary duty of loyalty against the Individual Defendants. The court also gave the plaintiffs leave to amend the complaint against certain other named defendants, including DNAP Holding, as to a claim for aiding and abetting the alleged breach of fiduciary duty of loyalty. On January 14, 1999, the court granted plaintiffs motion to reinstate the claims for breach of contract and tortious interference arising from Plaintiffs claim that the preferred stockholders should have had the opportunity to vote on the Merger. DNAP Holding and DNAP deny any wrongdoing or liability in this matter and intend to vigorously contest this lawsuit.

                            DNAP HOLDING CORPORATION

NOTE 14--COMMITMENTS AND CONTINGENCIES (CONTINUED)

    On January 7, 1999, a class action lawsuit STYLED GORDON K. AARON ET AL. V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. was filed in the U.S. federal district court for the Northern District of California. The plaintiffs allege that, prior to the Merger of DNAP with a subsidiary of DNAP Holding on September 26, 1996, they owned shares of DNAP's Preferred Stock. In connection with the Merger, all of the shares of common stock and Preferred Stock of DNAP were converted into the number of shares of common stock of DNAP Holding specified in the Merger Agreement. The plaintiffs allege that the Proxy Statement/Prospectus distributed to DNAP's stockholders in connection with the merger contained material misrepresentations and omitted to state material facts, including alleged facts relating to the preferred stockholders' alleged right to vote on the merger. Both DNAP and DNAP Holding, as well as certain former and current directors of DNAP and DNAP Holding, have been named as defendants in this matter. The plaintiffs claim to have been damaged by the alleged actions of the defendants and therefore the plaintiffs seek unspecified actual damages, reimbursement of their litigation costs and expenses, and equitable relief, including rescission of the Merger. The plaintiffs also allege that they were entitled to receive, and seek specific performance of, special conversion privileges under the terms of the Certificate of Designation that established the Preferred Stock. DNAP Holding and DNAP deny any wrongdoing and liability in this matter and intend to vigorously contest this lawsuit.

    On January 28, 1999, a class action lawsuit styled ROBERT KACZAK V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. was filed in the U.S. federal district court for the Northern District of California. The complaint is substantially identical to the above-described complaint filed on January 7, 1999 by the AARON plaintiffs. DNAP Holding and DNAP deny any wrongdoing and liability in this matter and intend to vigorously contest this lawsuit.

    In a complaint filed on March 31, 1998, in the Superior Court of the State of California, County of San Mateo, U.A. Local No. 467 Health and Welfare Trust Fund sued numerous defendants including DNAP and various manufacturers and distributors of tobacco products. Since March 31, 1998, DNAP has been named as a defendant in twenty-three additional cases brought on behalf of union trust funds and benefit trusts in the California state courts. In each of these cases, the plaintiff alleges that the defendants engaged in improper business and advertising practices; committed fraud and deceit, conspiracy to commit fraud, and aiding and abetting fraud; made negligent misrepresentations; and violated California's anti-trust laws. DNAP's involvement in these suits arises from allegations regarding research it performed for a major tobacco company from 1983 through 1994. In each of these suits, the plaintiff is seeking economic damages and injunctive relief. These cases have been consolidated in the Superior Court of the State of California, County of San Diego. DNAP filed a demurrer (a motion to dismiss all of the claims against it) to all of these cases and on March 9, 1999, the court sustained DNAP's demurrer and dismissed all claims against DNAP in all of the cases except claims relating to improper business practices. The plaintiffs were given the right to attempt to amend their complaints with respect to certain of the claims. DNAP denies any wrongdoing or liability in this matter and intends to vigorously contest all of these lawsuits.

    On October 30, 1998, a class action lawsuit STYLED PECHANGA BAND OF LUISENO MISSION INDIANS ET AL. V. PHILIP MORRIS, INC., ET AL. was filed in the Superior Court of the State of California, County of San Diego. The Plaintiffs sued numerous defendants including DNAP and various manufacturers and distributors of tobacco products. The plaintiff's allegations are substantially identical to the claims made in the above-described cases brought on behalf of union trust funds and benefit trusts (the "Union Cases"). This case has been coordinated with the Union Cases, and proceedings in this case have been stayed pending the

                            DNAP HOLDING CORPORATION

NOTE 14--COMMITMENTS AND CONTINGENCIES (CONTINUED) court's ruling on the demurrers pending in the Union cases. DNAP denies any wrongdoing or liability in this matter and intends to vigorously contest this lawsuit.

    ABSA owns one hundred hectares (approximately 247 acres) of rural land in the State of Sinaloa, Mexico, which is the subject of a judicial proceeding pending in Mexico initiated by a group of campesinos. The petitioners asserted that a previous owner of the subject land, Miguel Angel Suarez, owned rural land in excess of the maximum that was then allowed by law and that therefore the land rightfully belonged to them. On September 25, 1996, the court upheld the petition and ordered the land turned over to the petitioners. The court also ruled that the transfer of the property to Olga Elena Batiz Esquer on June 2, 1990 was null and void, which would mean that the transfer of the land by Ms. Batiz to ABSA in 1993 was ineffective. On October 23, 1996, Ms. Batiz, who was a party to the trial court proceeding, filed a challenge to the judicial determination based on alleged violations of her constitutional rights and procedural and substantive errors in the trial court proceedings. If ABSA is ultimately required to transfer the subject land, which constitutes approximately 8% of the total agricultural land owned by ABSA, Mexican law gives ABSA indemnification rights against the State of Sinaloa and Ms. Batiz.

    ABSA owns seventy-five hectares (approximately 185 acres) of rural land in the State of Sinaloa, Mexico, which is the subject of a judicial proceeding pending in Mexico initiated by a group of campesinos. The petitioners requested that ownership of the land be transferred to them based on the fact that, at some time prior to ABSA's ownership of the land, the land was not cultivated for more than two consecutive years without good reason. On March 18, 1997, the court upheld the petition and ordered the land transferred to the petitioners. On August 28, 1997, ABSA and other affected parties filed a challenge to the judicial determination based on alleged violations of their constitutional rights and procedural and substantive errors in the trial court proceedings. If ABSA is ultimately required to transfer the subject land, which constitutes approximately 6% of the total agricultural land owned by ABSA, Mexican law gives ABSA limited indemnification rights against the State of Sinaloa.

    ABSA owns two hundred seventy-four hectares (approximately 677 acres) of rural land in the State of Sinaloa, Mexico, which is the subject of a judicial proceeding pending in Mexico initiated by a group of campesinos. The petitioners asserted that a previous owner of the subject land owned rural land in excess of the maximum that was then allowed by law and that therefore the land rightfully belonged to them. On August 27, 1997, the court denied the petition and ruled in favor of ABSA. On May 25, 1998, the petitioners filed a challenge to the judicial determination based on alleged violations of their constitutional rights. If ABSA is ultimately required to transfer the subject land, which constitutes approximately 22% of the total agricultural land owned by ABSA, Mexican law gives ABSA limited indemnification rights against the State of Sinaloa.

    In addition to the indemnification rights referred to in the paragraphs above with regard to the land in Sinaloa, Mexico, the Company, as a part of its agreement with the Batiz family on the sale of their interests in ABSA to the Company in October 1997, is entitled to recover from the Batiz family 100% of the value of any losses of agricultural land held by ABSA prior to the sale.

COMMITMENTS

    The Company leases certain facilities and land under non-cancelable operating lease agreements. The leases expire at various dates through 2003 and provide that the Company pay the taxes, insurance and maintenance expenses related to the leased facilities. The monthly rental payments are subject to periodic

                            DNAP HOLDING CORPORATION

NOTE 14--COMMITMENTS AND CONTINGENCIES (CONTINUED) adjustments. Certain leases contain fixed escalation clauses, and rent under these leases is charged ratably over the lease term.

    The aggregate future minimum lease obligations under capital and operating leases are as follows:

                                                                                                       ($000'S)
FOR THE YEAR ENDING DECEMBER 31,                                                                 CAPITAL     OPERATING
---------------------------------------------------------------------------------------------  -----------  -----------
1999.........................................................................................   $     118    $   1,369
2000.........................................................................................         113          594
2001.........................................................................................          86          542
2002.........................................................................................          37          514
2003.........................................................................................          --          465
                                                                                                    -----   -----------
Total future minimum lease payments..........................................................         354    $   3,484
                                                                                                            -----------
                                                                                                            -----------
Amount representing interest.................................................................         (48)
                                                                                                    -----
                                                                                                $     306
                                                                                                    -----
                                                                                                    -----

    Rent expense incurred under the non-cancelable operating leases totaled $0.426 million, $0.692 million, and $0.570 million during the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 15--INFORMATION ON SEGMENTS AND OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS

    Effective December 31, 1998, the Company adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company classifies its business into three fundamental areas: FARMING, which consists principally of interests in 100% Company-owned fresh produce production facilities and joint ventures with other growers; DISTRIBUTION, consisting principally of interests in sales and distribution companies in Mexico, the United States, and Canada; and RESEARCH AND DEVELOPMENT consisting of business units focused on the development of fruits and vegetables and intellectual properties associated with these development efforts.

    Information pertaining to the operations of these different business segments is set forth below. The Company evaluates performance based on several factors. The most significant financial measure used to evaluate business performance is business segment operating income. The accounting policies for each of the business segments are the same as those described in the summary of significant accounting policies in Note 2. Inter-segment sales are accounted for at fair value as if the sales were to third parties. Segment information includes the allocation of corporate overhead to the various segments, as looked at from the

                            DNAP HOLDING CORPORATION

NOTE 15--INFORMATION ON SEGMENTS AND OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS (CONTINUED) point of view of the segment presidents, and all acquired goodwill has been pushed down to the companies and segments that have made the acquisitions.

                                                                                 ($000'S)
                                                                                                    TOTAL OF
                                                                                     RESEARCH AND  REPORTABLE
                                                              FARMING   DISTRIBUTION DEVELOPMENT    SEGMENTS
                                                             ---------  -----------  ------------  -----------
1998
Revenues from unaffiliated customers.......................  $   1,022   $ 253,040    $    8,049    $ 262,111
Inter-segment revenues.....................................     71,279          86            --       71,365
                                                             ---------  -----------  ------------  -----------
Total revenues.............................................     72,301     253,126         8,049      333,476
                                                             ---------  -----------  ------------  -----------
                                                             ---------  -----------  ------------  -----------
Operating income (loss)....................................     (5,560)        535        (2,403)      (7,428)
Depreciation and amortization..............................      3,952       1,178         1,946        7,076
Identifiable assets (2)....................................     75,940      56,934        39,363      172,237
Acquisition of long-lived assets...........................      8,543       1,427         5,280       15,250

1997
Revenues from unaffiliated customers.......................  $     798   $ 275,696    $    4,704    $ 281,198
Inter-segment revenues.....................................     71,597          --            --       71,597
                                                             ---------  -----------  ------------  -----------
Total revenues.............................................     72,395     275,696         4,704      352,795
                                                             ---------  -----------  ------------  -----------
                                                             ---------  -----------  ------------  -----------
Operating income (loss)....................................     (7,933)     (2,755)       (7,781)(1)    (18,469)
Depreciation, amortization & write-offs....................      3,270       1,196         4,694(1)      9,160
Identifiable assets (2)....................................     65,320      58,726        34,769      158,815
Acquisition of long-lived assets...........................     11,675       7,687           335       19,697

1996
Revenues from unaffiliated customers.......................  $     355   $ 191,524    $    1,106    $ 192,985
Inter-segment revenues.....................................     68,784         122            --       68,906
                                                             ---------  -----------  ------------  -----------
Total revenues.............................................     69,139     191,646         1,106      261,891
                                                             ---------  -----------  ------------  -----------
                                                             ---------  -----------  ------------  -----------
Operating income (loss)....................................     (1,198)        943       (14,460)(1)    (14,715)
Depreciation, amortization & write-offs....................      1,964         826        13,362(1)     16,152
Identifiable assets (2)....................................     59,008      44,289        26,902      130,199
Acquisition of long-lived assets...........................      3,335       4,530        25,531       33,396

NOTES:

1. Operating losses for the research and development segment included $2.8 million and $12.9 million of write-offs of purchased research and development for the years ended December 31, 1997 and 1996, respectively.

2. Identifiable assets for segments are defined as total assets less cash in banks, deferred income taxes and investment in shares.

                            DNAP HOLDING CORPORATION

NOTE 15--INFORMATION ON SEGMENTS AND OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS (CONTINUED)
    Reconciliation of the segments to total consolidated amounts is set forth below:

                                                                                                             ($000'S)
                                                                                                   1998         1997        1996
                                                                                                -----------  -----------  --------
REVENUES
  Total segment revenues......................................................................  $   333,476  $   352,795  $261,891
  Elimination of inter-segment revenues.......................................................      (71,365)     (71,597)  (68,906)
                                                                                                -----------  -----------  --------
  Consolidated revenues.......................................................................  $   262,111  $   281,198  $192,985
                                                                                                -----------  -----------  --------
                                                                                                -----------  -----------  --------
INCOME BEFORE TAXES
  Total operating income (loss) from reportable segments                                        $    (7,428) $   (18,469) $(14,715)
  Interest, net...............................................................................       (6,697)      (3,740)   (3,482)
  Exchange gain (loss), net...................................................................       (1,762)        (481)      569
  Other non-operating income (loss), net......................................................          137         (182)    2,058
                                                                                                -----------  -----------  --------
  Consolidated income (loss) before taxes.....................................................  $   (15,750) $   (22,872) $(15,570)
                                                                                                -----------  -----------  --------
                                                                                                -----------  -----------  --------
ASSETS
  Total segment identifiable assets...........................................................  $   172,237  $   158,815  $130,199
  Unallocated and corporate assets............................................................       23,318(1)    10,676(1) 13,585
  Eliminations................................................................................      (27,869)(2)  (22,242)(2)(2,647)
                                                                                                -----------  -----------  --------
  Consolidated assets.........................................................................  $   167,686  $   147,249  $141,137
                                                                                                -----------  -----------  --------
                                                                                                -----------  -----------  --------

NOTES:

1. Includes DNAP Holding's and segments' cash in banks, deferred income taxes and other corporate assets.

2.  Consists principally of inter-segment intercompany balances.

    Revenue from external customers by product / service category is set forth below:

                                                                                       ($000'S)
                                                                                                           TOTAL OF
                                                                                           RESEARCH AND   REPORTABLE
                                                                   FARMING    DISTRIBUTION  DEVELOPMENT    SEGMENTS
                                                                 -----------  -----------  -------------  -----------
1998
Core vegetables (1)............................................                $ 156,812                   $ 156,812
Fruits and other fresh produce (2).............................   $   1,022       96,228                      97,250
Contracted R&D revenue.........................................                              $   3,198         3,198
Licensed technology and royalties..............................                                  4,851         4,851

1997
Core vegetables (1)............................................                  176,562                     176,562
Fruits and other fresh produce (2).............................         798       99,134                      99,932
Contracted R&D revenue.........................................                                  2,799         2,799
Licensed technology and royalties..............................                                  1,905         1,905

1996
Core vegetables (1)............................................                  123,283                     123,283
Fruits and other fresh produce (2).............................         355       68,241                      68,596
Contracted R&D revenue.........................................                                  1,072         1,072
Licensed technology and royalties..............................                                     34            34

NOTES:

1.  Core vegetables include tomatoes, bell peppers and cucumbers.

2. Fruits and other fresh produce include papayas, mangoes, grapes, melons, watermelons and others.

                            DNAP HOLDING CORPORATION

NOTE 15--INFORMATION ON SEGMENTS AND OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS (CONTINUED)
    Information about the Company's operations by geographic area is summarized below:

                                                                                ($000'S)
                                                         MEXICO       U.S.      CANADA     EUROPE    CONSOLIDATED
                                                        ---------  ----------  ---------  ---------  ------------
1998
Revenues from unaffiliated customers..................  $  92,367  $  139,752  $  29,992         --   $  262,111
Identifiable long-lived assets........................  $  47,237  $   37,588  $     350         --   $   85,175

1997
Revenues from unaffiliated customers..................  $  72,441  $  135,691  $  19,052  $  54,014   $  281,198
Identifiable long-lived assets........................  $  42,326  $   34,661  $     358  $   3,225   $   80,570
1996
Revenues from unaffiliated customers..................  $  56,868  $  117,504  $  16,712  $   1,901   $  192,985
Identifiable long-lived assets........................  $  34,957  $   30,719  $     381  $   3,204   $   69,261

NOTE 16--SUBSEQUENT EVENT--BANK FINANCING

    On March 22, 1999, the Company completed a refinancing of its $85 million in consolidated debt. This refinancing culminated in a three year $100 million credit. The key provisions of this credit arrangement consist of (i) a payment of the entire principal amount on the third anniversary following closing, (ii) prepayments at the option of the Company with no penalties, (iii) an interest rate of LIBOR plus 7%, (iv) up front fees of $3 million to the lead banks which have arranged the financing, and (v) requirements that the Company must keep one year's worth of interest in an interest bearing reserve account and that all existing short-term financing must be paid off with the proceeds of this loan. The contract also provides that the Company is permitted to obtain up to $30 million in new financing for working capital purposes. This credit facility will be fully guaranteed by Savia. Certain restrictions will be placed on DNAP Holding with respect to capital investments, acquisitions, and use of proceeds from asset sales. While there are no financial covenants in the contract insofar as DNAP Holding is concerned, Savia is obligated to meet certain covenants.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The section entitled "Election of Directors" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on April 28, 1999 sets forth certain information with respect to the directors of the Company and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

    The section entitled "Executive Compensation" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on April 28, 1999 sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The sections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on April 28, 1999 sets forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    The section entitled "Certain Relationships and Related Transactions" appearing in the Company's proxy statement for the annual meeting of stockholders to be held on April 28, 1999 sets forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this report:

       (1) Financial Statements included in Item 8 herein:

           Report of Independent Accountants

           Consolidated Balance Sheets as of December 31, 1998 and 1997

           Consolidated Statements of Operations and Comprehensive Income and Loss for the years ended December 31, 1998, 1997 and 1996

           Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

           Consolidated Statements of Cash Flows for years ended December 31, 1998, 1997 and 1996

           Notes to Consolidated Financial Statements

       (2) Financial Statement Schedules included in Item 8 herein:

           All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

       (3) Exhibits:

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------

       3.1*  Certificate of Incorporation of the Company

       3.2   Certificate of Amendment to the Certificate of Incorporation of the Company (filed as an exhibit to the
             Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference)

       3.3   Bylaws of the Company

       4.1   Note Acquisition Agreement dated as of March 22, 1999 among Savia, S.A. de C.V., the Company, the
             Holders referred to therein, Morgan Guaranty Trust Company of New York, as Administrative Agent and
             Documentation Agent, Bankers Trust Company, as Paying Agent and Registrar, and Citibank, N.A., as
             Collateral Agent.

      10.1*  Loan Agreement dated as of January 26, 1996, between the Company and DNAP

      10.2*  Assignment of Patents dated January 26, 1996, between the Company and DNAP

      10.3*  Sole Patent License Agreement dated as of January 26, 1996, between the Company and DNAP

      10.4*  Non-Exclusive Patent License Agreement dated as of January 26, 1996, between the Company and DNAP

      10.5   Promissory Note made January 25, 1999, by DNAP in favor of the Company

      10.6   Governance Agreement dated as of September 26, 1996, between Savia and the Company (filed as an exhibit to the Company's current report on Form 8-K dated September 26, 1996 and incorporated herein by reference)

      10.7   Long-Term Funded Research Agreement dated as of September 26, 1996, between Savia and DNAP (filed as an exhibit to the Company's current report on Form 8-K dated September 26, 1996 and incorporated herein by reference)

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

      10.11  Long-Term Funded Research Agreement dated as of January 1, 1997, between Seminis Vegetable Seeds, Inc.
             and DNAP.

      10.12  Stock Purchase Agreement dated as of October 1, 1998, between the Company and Bionova International,
             Inc. (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarterly period ended
             September 30, 1998 and incorporated herein by reference).

      10.13  Amendment to Stock Purchase Agreement dated as of January 14, 1999, between the Company and Bionova
             International, Inc.

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      10.14  Amendment to Governance Agreement dated as of January 14, 1999, between Savia and the Company.

      10.15  DNAP Holding Corporation 1998 Long-Term Incentive Plan (filed as an exhibit to the Company's proxy statement for the annual meeting of stockholders held on May 28, 1998 and incorporated herein by reference).

      21.1   Subsidiaries

      27.1   Financial Data Schedule

------------------------

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

Date: March 24, 1999            DNAP HOLDING CORPORATION

                                By:             /s/ BERNARDO JIMENEZ
                                     -----------------------------------------
                                                  Bernardo Jimenez
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

          SIGNATURE             TITLE                              DATE
------------------------------                              -------------------

                                Chief Executive Officer
     /s/ BERNARDO JIMENEZ         and Chairman of the
------------------------------    Board                       March 24, 1999
       Bernardo Jimenez           (Principal Executive
                                  Officer)

     /s/ ARTHUR H. FINNEL       Chief Financial Officer
------------------------------    (Principal Financial and    March 24, 1999
       Arthur H. Finnel           Accounting Officer)

      /s/ EVELYN BEREZIN
------------------------------           Director             March 24, 1999
        Evelyn Berezin

       /s/ PETER DAVIS
------------------------------           Director             March 24, 1999
         Peter Davis

      /s/ CARLOS HERRERA
------------------------------           Director             March 24, 1999
        Carlos Herrera

    /s/ ERIK C. JURGENSEN
------------------------------           Director             March 24, 1999
      Erik C. Jurgensen

      /s/ EUGENIO NAJERA
------------------------------           Director             March 24, 1999
        Eugenio Najera

      /s/ GERALD LAUBACH
------------------------------           Director             March 24, 1999
        Gerald Laubach

     /s/ ALEJANDRO PEREZ
------------------------------           Director             March 24, 1999
       Alejandro Perez

  /s/ CHRISTOPHER SOMERVILLE
------------------------------           Director             March 24, 1999
    Christopher Somerville

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------

       3.1*  Certificate of Incorporation of the Company

       3.2   Certificate of Amendment to the Certificate of Incorporation of the Company (filed as an exhibit to the
             Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference)

       3.3   Bylaws of the Company

       4.1   Note Acquisition Agreement dated as of March 22, 1999 among Savia, S.A. de C.V., the Company, the
             Holders referred to therein, Morgan Guaranty Trust Company of New York, as Administrative Agent and
             Documentation Agent, Bankers Trust Company, as Paying Agent and Registrar, and Citibank, N.A., as
             Collateral Agent.

      10.1*  Loan Agreement dated as of January 26, 1996, between the Company and DNAP

      10.2*  Assignment of Patents dated January 26, 1996, between the Company and DNAP

      10.3*  Sole Patent License Agreement dated as of January 26, 1996, between the Company and DNAP

      10.4*  Non-Exclusive Patent License Agreement dated as of January 26, 1996, between the Company and DNAP

      10.5   Promissory Note made January 25, 1999, by DNAP in favor of the Company

      10.6   Governance Agreement dated as of September 26, 1996, between Savia and the Company (filed as an exhibit to the Company's current report on Form 8-K dated September 26, 1996 and incorporated herein by reference)

      10.7   Long-Term Funded Research Agreement dated as of September 26, 1996, between Savia and DNAP (filed as an exhibit to the Company's current report on Form 8-K dated September 26, 1996 and incorporated herein by reference)

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

      10.11  Long-Term Funded Research Agreement dated as of January 1, 1997, between Seminis Vegetable Seeds, Inc.
             and DNAP.

      10.12  Stock Purchase Agreement dated as of October 1, 1998, between the Company and Bionova International,
             Inc. (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarterly period ended
             September 30, 1998 and incorporated herein by reference).

  EXHIBIT
  NUMBER     DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      10.13  Amendment to Stock Purchase Agreement dated as of January 14, 1999, between the Company and Bionova
             International, Inc.

      10.14  Amendment to Governance Agreement dated as of January 14, 1999, between Savia and the Company.

      10.15  DNAP Holding Corporation 1998 Long-Term Incentive Plan (filed as an exhibit to the Company's proxy statement for the annual meeting of stockholders held on May 28, 1998 and incorporated herein by reference).

      21.1   Subsidiaries

      27.1   Financial Data Schedule

------------------------

* Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-09975) and incorporated herein by reference.