Form 10-Q
period 1999-03-31
BIONOVA HOLDING CORP
filed 1999-05-14
CIK 1020866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

          /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999

                                       or

          /_/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _________

                         Commission File Number: 0-12177

                           BIONOVA HOLDING CORPORATION
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

                            DNAP Holding Corporation
                     (Former name, former address and former
                   fiscal year, if changed since last report)

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

      As of May 10, 1999, 23,588,031 shares of common stock, par value $0.01 per share, of Bionova Holding Corporation were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BIONOVA HOLDING CORPORATION

                           CONSOLIDATED BALANCE SHEET
                            THOUSANDS OF U.S. DOLLARS

                                                                               March 31,      December 31,
                                                                                   1999             1998
                                                                          ---------------   --------------
                                                                             (unaudited)
ASSETS
Current assets:
Cash and cash equivalents ..........................................        $  34,991        $  15,405
Accounts receivable ................................................           26,991           28,220
Advances to growers ................................................           15,815           12,186
Inventories ........................................................           10,864           16,478
Other current assets ...............................................            2,257            1,763
                                                                          --------------   -------------
     Total current assets ..........................................           90,918           74,052
                                                                          --------------   -------------
Property, plant and equipment, net .................................           40 086           38,611
Patents and trademarks, net ........................................           16,623           17,025
Goodwill, net ......................................................           29,110           29,539
Deferred income taxes ..............................................            4,231            4,174
Other assets .......................................................           20,080            4,285
                                                                          --------------   -------------
     Total assets ..................................................        $ 201,048        $ 167,686
                                                                          --------------   -------------
                                                                          --------------   -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans ..............................................        $  26,318        $  79,751
Current portion of long-term debt ..................................            1,509            1,558
Accounts payable and accrued expenses ..............................           20,204           26,075
Accounts due to related parties ....................................            4,850            7,396
Deferred income taxes ..............................................            5,315            5,315
                                                                          --------------   -------------
     Total current liabilities .....................................           58,196          120,095
Long-term debt .....................................................          104,210            4,225
                                                                          --------------   -------------
     Total liabilities .............................................          162,406          124,320
                                                                          --------------   -------------
Minority interest ..................................................            1,446            1,249
                                                                          --------------   -------------
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized, no shares
  issued and outstanding ...........................................               --               --
Common stock, $.01 par value, 25,000,000 shares authorized,
  23,588,031 shares issued and outstanding .........................              236              236
Additional paid-in capital .........................................          107,918          107,918
Accumulated deficit ................................................          (70,762)         (65,845)
Accumulated other comprehensive income (loss) ......................             (196)            (192)
                                                                          --------------   -------------
Total stockholders' equity .........................................           37,196           42,117
                                                                          --------------   -------------
Total liabilities and stockholders' equity .........................        $ 201,048        $ 167,686
                                                                          --------------   -------------
                                                                          --------------   -------------

              The accompanying notes are an integral part of these
                             financial statements.

                           BIONOVA HOLDING CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                        AND COMPREHENSIVE INCOME AND LOSS
                            THOUSANDS OF U.S. DOLLARS
                           (EXCEPT PER SHARE AMOUNTS)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                  ----------------------------------------
                                                                            1999             1998
                                                                  ------------------    ------------------
Total revenues ..............................................        $     58,348          $    70,483
                                                                  ------------------    ------------------

Cost of sales ...............................................              53,592               61,943
Selling and administrative expenses .........................               6,056                5,170
Research and development expenses ...........................               1,507                1,371
Amortization of goodwill, patents and trademarks ............                 804                  732
                                                                  ------------------    ------------------
                                                                           61,959               69,216
                                                                  ------------------    ------------------

Operating income (loss) .....................................              (3,611)               1,267
                                                                  ------------------    ------------------

Interest expense ............................................              (2,292)              (1,750)
Interest income .............................................                 702                  189
Exchange gain (loss), net ...................................                 137                  186
                                                                  ------------------    ------------------
                                                                           (1,453)              (1,375)
                                                                  ------------------    ------------------

Income (loss) before income tax .............................              (5,064)                (108)

Income tax benefit (expense) ................................                (169)                (279)
                                                                  ------------------    ------------------

Net income (loss) before minority interest ..................              (5,233)                (387)

Minority interest in net loss (income) of subsidiaries......                 316                 (313)
                                                                  ------------------    ------------------

Net income (loss) ...........................................              (4,917)                (700)

Other comprehensive income (expense) net of tax:
    Foreign currency translation adjustments ................                  (4)                  (2)
                                                                  ------------------    ------------------

Comprehensive income (loss) .................................        $     (4,921)         $      (702)
                                                                  ------------------    ------------------
                                                                  ------------------    ------------------

Net income (loss) per share - basic and diluted .............        $      (0.21)         $     (0.04)
                                                                  ------------------    ------------------
                                                                  ------------------    ------------------

Weighted average number of common shares outstanding ........          23,588,031           18,370,640


              The accompanying notes are an integral part of these
                             financial statements.

                           BIONOVA HOLDING CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                            THOUSANDS OF U.S. DOLLARS

                                                                        Three Months Ended March 31,
                                                                  ----------------------------------------
                                                                            1999             1998
                                                                  ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) ...........................................        $      (4,917)        $     (700)
Items not affecting cash:
  Minority interest .........................................                 (316)               313
  Depreciation ..............................................                  961                858
  Amortization of goodwill, patents and trademarks ..........                  804                732
  Deferred income taxes .....................................                   --                 24
  Gain from sale of property, plant and equipment ...........                    1                 --
Net changes (exclusive of subsidiaries acquired or divested) in:

  Accounts receivable and advances to growers, net ..........               (1,904)            (3,077)
  Inventories ...............................................                5,614              4,682
  Accounts payable and accrued expenses .....................               (5,870)            (2,488)
  Other assets ..............................................               (  733)              (224)
                                                                  ------------------    ------------------

NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES ..................................................               (6,360)               120
                                                                  ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment ..................               (2,573)            (1,318)
Proceeds from divestiture of Van Namen, net of cash divested                    --                637
                                                                  ------------------    ------------------

NET CASH PROVIDED BY (USED IN) INVESTING
ACTIVITIES ..................................................               (2,573)              (681)
                                                                  ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in short-term borrowings .........................              (53,482)            (3,857)
Net change in long-term borrowings ..........................               99,985                (34)
Debt issuance costs .........................................               (3,000)                --
Accounts due to related parties .............................               (2,546)             3,494
Restricted cash .............................................              (12,438)                --
                                                                  ------------------    ------------------

NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES ..................................................               28,519               (397)
                                                                  ------------------    ------------------

Net increase (decrease) in cash and cash equivalents ........               19,586               (958)
Cash at beginning of year ...................................               15,405              6,600
                                                                  ------------------    ------------------
Cash at end of period .......................................        $      34,991         $    5,642
                                                                  ------------------    ------------------
                                                                  ------------------    ------------------

              The accompanying notes are an integral part of these
                             financial statements.

                           BIONOVA HOLDING CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 1 - BASIS OF PRESENTATION

         Bionova Holding Corporation (together with its subsidiaries, "Bionova Holding" or the "Company"), changed its name on April 28, 1999 from DNAP Holding Corporation. The Company is a subsidiary of Bionova, S.A. de C.V., a Mexican corporation ("Bionova Mexico"), and acts as a holding company for (i) Agrobionova, S.A. de C.V., of which the Company owns 80% ("ABSA"),
(ii) International Produce Holding Company, of which the Company owns 100% ("IPHC"), (iii) DNA Plant Technology Corporation, of which the Company owns 100% ("DNAP"), and (iv) VPP Corporation, of which the Company owns 100% ("VPP").

NOTE 2 - GENERAL

         In management's opinion, the accompanying unaudited consolidated financial statements for Bionova Holding for the three months ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except the December 31, 1998 balance sheet. This report and the accompanying unaudited and audited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its 1998 Annual Report for the fiscal year ended December 31, 1998. Footnotes which would substantially duplicate disclosures in the Company's audited financial statements for the fiscal year ended December 31, 1998 contained in the 1998 Annual Report have been omitted. The interim financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending December 31, 1999.

NOTE 3 - NET LOSS PER COMMON SHARE

         The weighted average number of common shares outstanding during the three months ended March 31, 1999 and 1998 was 23,588,031 and 18,370,640, respectively.

NOTE 4 - INVENTORIES

         Inventories consist of the following:


                                                                        March 31,     December 31,
                                                                            1999             1998
                                                                        --------         --------
Finished produce ...................................................    $  3,104        $  2,756
Growing crops ......................................................       3,213           8,020
Advances to suppliers ..............................................         601             299
Spare parts and materials ..........................................       3,313           3,977
Merchandise in transit and other ...................................       1,121           1,566
                                                                        --------        --------
                                                                          11,352          16,618
Allowance for slow moving inventories ..............................        (488)           (140)
                                                                        --------         --------
                                                                        $ 10,864         $16,478
                                                                        --------         --------
                                                                        --------         --------

NOTE 5 - FINANCING

         On March 22, 1999, the Company issued $100 million of Senior Guaranteed Floating Rate Notes due 2002. The key provisions of this credit arrangement consist of (i) a payment of the entire principal amount on the third anniversary following closing, (ii) prepayments at the option of the Company with no penalties, (iii) an interest rate of LIBOR plus 7%, (iv) up front fees of $3 million to the lead banks which arranged the financing, and
(v) requirements that the Company must keep one year's worth of interest in an interest bearing reserve account and that all existing short-term financing must be paid off with the proceeds of this loan. The contract also provides that the Company is permitted to obtain up to $30 million in new financing for working capital purposes. This credit facility is fully guaranteed by SaVIA, S.A. de C.V. ("SaVIA", formerly known as Empresas La Moderna, S.A. de C.V.). Certain restrictions were placed on the Company with respect to capital investments, acquisitions, and use of proceeds from asset sales. While there are no financial covenants in the contract insofar as Bionova Holding is concerned, SaVIA and some of its affiliates are obligated to meet certain covenants.

NOTE 6 - RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 7 - SEGMENT REPORTING

         Effective December 31, 1998, the Company adopted FAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company classifies its business into three fundamental areas: FARMING, which consists principally of interests in 100% Company-owned fresh produce production facilities and joint ventures with other growers; DISTRIBUTION, consisting principally of interests in sales and distribution companies in Mexico, the United States, and Canada; and RESEARCH AND DEVELOPMENT, consisting of business units focused on the development of fruits and vegetables and intellectual properties associated with these development efforts.

         Information pertaining to the operations of these different business segments is set forth below. The Company evaluates performance based on several factors. The most significant financial measure used to evaluate business performance is business segment operating income. Inter-segment sales are accounted for at fair value as if the sales were to third parties. Segment information includes the allocation of corporate overhead to the various segments, as looked at from the point of view of the segment presidents, and all acquired goodwill has been pushed down to the companies and segments that have made the acquisitions.

                                                                                ($000'S)
                                                                                                            Total of
                                                                                     Research and          Reportable
                                                     Farming        Distribution      Development           Segments
                                                  --------------    --------------  ---------------      ---------------
JAN. 1 - MARCH 31, 1999
Revenues from unaffiliated customers...........        $   329        $  56,175           $  1,844           $  58,348
Inter-segment revenues.........................         20,527               --                 --              20,527
                                                  -------------    -------------     --------------      --------------
Total revenues.................................         20,856           56,175              1,844              78,875
                                                  -------------    -------------     --------------      --------------
                                                  -------------    -------------     --------------      --------------

Operating income (loss)........................         (2,596)            (257)              (758)             (3,611)
Depreciation and amortization..................            942              339                484               1,765
Identifiable assets at March 31 (1)............         76,070           56,456             50,377             182,903
Acquisition of long-lived assets...............          2,106              439                 28               2,573

JAN. 1 - MARCH 31, 1998
Revenues from unaffiliated customers...........        $   230         $ 69,038           $  1,215           $  70,483
Intersegment transfers.........................         25,276               --                 --              25,276
                                                  -------------    -------------     --------------      --------------
Total revenues.................................         25,506           69,038              1,215              95,759
                                                  -------------    -------------     --------------      --------------
                                                  -------------    -------------     --------------      --------------

Operating income (loss)........................            455            1,842             (1,030)              1,267
Depreciation and amortization..................            834              317                439               1,590
Identifiable assets at March 31 (1)............         67,216           47,698             34,938             149,852
Acquisition of long-lived assets...............          1,156              162                 --               1,318

NOTES:

1. IDENTIFIABLE ASSETS for segments are defined as total assets less cash in banks, deferred income taxes and investment in shares.

     Reconciliation of the segments to total consolidated amounts is set forth below:


                                                                                       ($000'S)
                                                                                  JAN. 1 - MARCH 31
                                                                                1999             1998
                                                                             ----------       ----------
REVENUES
    Total segment revenues ...........................................        $  78,875        $ 95,759
    Eliminations of inter-segment revenues ...........................          (20,527)        (25,276)
                                                                              ---------        --------
    Consolidated revenues ............................................           58,348        $ 70,483
                                                                              ---------        --------
                                                                              ---------        --------
INCOME BEFORE TAXES
    Total operating income (loss) from reportable segments ...........        $  (3,611)       $  1,267
    Interest, net ....................................................           (1,590)         (1,561)
    Exchange gain (loss) .............................................              137             186
                                                                              ---------        --------
Consolidated income (loss) before taxes ..............................        $  (5,064)        $  (108)
                                                                              ---------        --------
                                                                              ---------        --------
ASSETS
    Total segment identifiable assets ................................        $ 182,903        $149,852
    Unallocated and corporate assets  (1) ............................           59,136           9,666
    Eliminations  (2) ................................................          (40,991)        (24,992)
                                                                              ---------        --------
    Consolidated assets ..............................................        $ 201,048        $134,526
                                                                              ---------        --------
                                                                              ---------        --------

NOTES:
1. Includes Bionova Holding's and segments' cash in banks, deferred income taxes and other corporate assets.
2. Consists principally of inter-segment intercompany balances.


         Revenue from external customers by product / service category is set forth below:


                                                                                ($000'S)
                                                                                                       Total of
                                                                                      Research and    Reportable
                                                           Farming     Distribution    Development     Segments
                                                        ------------   ------------   ------------   ------------
JAN. 1 - MARCH 31, 1999

Core vegetables (1) ..............................                        $34,019                       $34,019
Fruits and other fresh produce (2) ...............        $   329         22,156                         22,485
Contracted R&D revenue ...........................                                       $ 1,631          1,631
Licensed technology and royalties ................                                           213            213

JAN. 1 - MARCH 31, 1998

Core vegetables (1) ..............................                       $48,495                        $48,495
Fruits and other fresh produce (2) ...............        $   230         20,543                         20,773
Contracted R&D revenue ...........................                                       $   710            710
Licensed technology and royalties ................                                           505            505


NOTES:
1. Core vegetables include tomatoes, bell peppers and cucumbers.
2. Fruits and other fresh produce include papayas, mangoes, grapes, melons, watermelons and others.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

         Bionova Holding Corporation (formerly known as DNAP Holding Corporation), a Delaware corporation (together with its subsidiaries, unless the context requires otherwise, "Bionova Holding" or the "Company"), was formed in January 1996, and acts as a holding company for (i) Agrobionova, S.A. de C.V., a corporation organized under the laws of the United Mexican States, of which the Company owns 80% ("ABSA"), (ii) International Produce Holding Company, a Delaware corporation, of which the Company owns 100% ("IPHC"), (iii) DNA Plant Technology

Corporation, a Delaware corporation, of which the Company owns 100% ("DNAP"), and (iv) VPP Corporation, a Delaware corporation, of which the Company owns 100% ("VPP"). The Company acquired majority interests in ABSA and IPHC on July 1, 1996, by means of a capital contribution from Bionova S.A. de C.V. ("Bionova Mexico"), and on October 7, 1997, acquired all of the minority interests in IPHC and increased its ownership interest in ABSA to 80%. DNAP became a wholly-owned subsidiary of the Company on September 26, 1996, as a result of the merger (the "Merger") of Bionova Acquisition, Inc., a Delaware corporation that was a wholly-owned subsidiary of the Company, with and into DNAP. VPP was formed as a wholly-owned subsidiary of the Company on August 18, 1997. As of October 6, 1998, approximately 76.6% of the outstanding common stock of the Company is indirectly owned by SaVIA, S.A. de C.V. ("SaVIA", formerly known as Empresas La Moderna, S.A. de C.V.).

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

Revenues decreased by 17% from $70.5 million in the first quarter of 1998 to $58.3 million in the first quarter of 1999. This significant decline in sales was the direct consequence of low production volumes stemming from the unusually cold weather conditions that persisted in the state of Sinaloa, Mexico from December 1998 through April 1999. The sales of all of the distribution companies were down significantly, other than Interfruver in Mexico and Premier Fruits and Vegetables in Canada. Both of these companies posted 4% gains over prior year as they have a more diversified line of products than do the U.S. companies and therefore source more of their production outside of Bionova Holding's agricultural operations. Revenues of the U.S. distribution companies declined by $13.7 million. DNAP's revenues increased by $0.6 million due to higher contract revenues.

Gross profit (sales less cost of sales) declined from a profit of $8.5 million in the first quarter of 1998 to $4.8 million in the same quarter of 1999. Farming gross profit declined from $1.6 million in the first quarter of 1998 to a negative gross profit of $1.1 million in the first quarter of 1999. The negative gross profit in the first quarter of 1999 stemmed from the very poor production output of 2.9 million boxes, as compared with 3.7 million boxes in the first quarter of 1998, a 23% decline. Also, because some of the production did not meet U.S. quality requirements, a higher percentage of product was shipped into the Mexican market than is normal. Mexican product prices were significantly lower than prices in the United States and Canada. The gross profit of the distribution companies, which declined by 26% from $5.5 million in the first quarter of 1998 to $4.1 million in the first quarter of 1999 followed directly from the lower sales volumes. An additional factor that affected the gross profit of certain of the distribution companies was the need to purchase product on the spot market at high prices to satisfy customer commitments they had made in anticipation of being sourced with product from Mexico that was not forthcoming. DNAP's gross profit increased by $0.6 million due to the increase in contract revenues.

         Selling and administrative expenses increased from $5.2 million in the first quarter of 1998 to $6.1 million in the first quarter of 1999. This $0.9 million increase was due to the annual salary and wage increases at ABSA for Mexican inflation during the past year, the addition of new staff in the sales and distribution segment of the business in anticipation of growing the business during 1999, and increased expense to improve the Company's management information systems.

         Research and development expenses increased from $1.4 million in the first quarter of 1998 to $1.5 million in the first quarter of 1999. This increase was attributable to the start up of activities during the first quarter of 1999 in VPP

Corporation, Bionova Holding's subsidiary that is working on the development of the strawberry program following the acquisition of Monsanto Company's strawberry assets.

         The non-cash charge for amortization of goodwill, patents and trademarks increased from $0.7 million in the first quarter of 1998 to $0.8 million in the first quarter of 1999 due to the amortization of intangible assets associated with the Monsanto Company's strawberry assets acquired in December 1998.

         Interest expense increased from $1.8 million in the first quarter of 1998 to $2.3 million in the first quarter of 1999. This $0.5 million increase was due primarily to the recognition of the remaining balance of up front fees that had not been previously amortized on the Company's $30 million one-year term credit facility with Bank of Montreal. This facility was paid off in its entirety on March 22, 1999 with the funding of the $100 million long-term financing facility.

         Interest income increased from $0.2 million in the first quarter of 1998 to $0.7 million in the first quarter of 1999. This $0.5 million increase was due to a higher level of advances to growers that earn interest for the Company.

         During the first quarter of 1999, the share of losses allocable to minority interests was $0.3 million as compared with a minority interest profit of $0.3 million for the same quarter in 1998. The 1999 and 1998 allocations of losses and gains are consistent with the minority positions held across the operating subsidiaries of the Company.

CAPITAL EXPENDITURES

         During the first three months of 1999, the Company made capital investments of $2.6 million in property, plant and equipment. The majority of the funds were spent on completing the new packaging facility in Culiacan, Mexico and the initial investment for improvements in housing facilities for the field workers in Culiacan. Some new investments also were made to increase capacity in the Company's distribution operations.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 1999, the Company used $6.4 million of cash in operating activities. Cash used in the results of operations amounted to $3.5 million (i.e., net income, minority interest, depreciation, and amortization). Working capital requirements increased by $2.9 million during the first quarter of 1999. Accounts receivable and advances to growers used $1.9 million of cash in the first quarter of 1999 as $3.6 million of financing was provided to joint ventures with growers while customer receivables declined by $1.7 million. Inventories declined by $5.6 million and accounts payable and accrued expenses decreased by $5.9 million, both of which were consistent with the end of the Culiacan growing season. The $0.7 million cash requirement for other assets reflected a payment to one of the Company's joint farming ventures towards the acquisition of new packaging equipment in 1999 and the collection of a collateral receipt for the import of Chilean product into Mexico.

         Cash generated from financing activities during the first quarter of 1999 was $28.5 million. Bionova Holding issued $100 million of Senior Guaranteed Floating Rate Notes due 2002. Part of the proceeds from this long-term debt was used to pay down $53.5 million of short-term bank debt and $2.5 million of accounts due to related parties. Up front fees of $3.0 million were paid to the lead banks which arranged this long-term financing. As one of the conditions of the agreement for the floating rate notes, $12.4 million was deposited in trust as an interest reserve account representing one year's worth of interest on the debt.

YEAR 2000 ("Y2K") UPDATE

         The Company has nothing new to report since what was reported in its 1998 10-K filed on March 29, 1999. It is still expected all of the work required to prepare the Company for Year 2000 will be completed by July 31, 1999.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This report on Form 10-Q includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. All statements, including without limitation statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" other than statements of historical facts included in this Form 10-Q, including statements regarding our financial position, business strategy, prospects, plans and objectives of our management for future operations, and industry conditions, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give you no assurance that these expectations will prove to be correct. In addition to important factors described elsewhere in this report, the following "Risk Factors," sometimes have affected, and in the future could affect, our actual results and could cause these results during 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

RISKS RELATING TO OUR FARMING AND DISTRIBUTION BUSINESS

FLUCTUATIONS IN SUPPLY AND DEMAND MAY CAUSE PRICE FLUCTUATIONS RESULTING IN OUR INABILITY TO COVER OUR COSTS

      The fresh produce business is particularly sensitive to fluctuations in supply and demand. When the supply of produce in the market exceeds the demand for these products, the market price for fresh produce may be driven down significantly, in some instances below the cost of harvesting and packing. In such situations it may be uneconomical for us to harvest a crop, resulting in a total loss of the costs incurred in growing the crop. Even when market prices are sufficient to allow us to recover our direct harvesting and packing costs, prices may not be high enough to allow us to recover our costs associated with growing our products and/or overhead and other indirect costs. In addition, oversupply can affect the prices we obtain for our produce. Oversupply can result from, among other reasons, an increase in the number of growers, an increase in the acreage allocated by growers to a particular crop, unusually favorable growing conditions or increased supply from foreign competitors (which could be caused by a variety of economic and climatic factors in our competitors' home countries).

LIMITED BARRIERS OF ENTRY INTO THE FARMING AND PRODUCE DISTRIBUTION INDUSTRY CAN RESULT IN OVERSUPPLY OF OUR PRODUCTS WHICH DECREASES OUR PROFITABILITY

      The relatively low capital requirements for farming and produce distribution permit relatively easy entrance into the fresh produce business, which in turn can result in oversupply.

BAD WEATHER CAN AFFECT THE AMOUNT OF PRODUCE WE CAN SELL, WHICH CAN DECREASE OUR REVENUES AND PROFITABILITY

      Weather conditions greatly affect the amount of fresh produce we bring to market, and, accordingly, the prices we receive for our produce. Storms, frosts, droughts, and particularly floods, can destroy a crop and less severe weather conditions, such as excess precipitation, cold weather and heat, can kill or damage significant portions of a crop. Conversely, unusually favorable weather conditions can result in oversupply that drives down the prices realized by producers, including Agrobionova.

CROP DISEASE CAN AFFECT THE AMOUNT OF PRODUCE WE CAN SELL WHICH CAN DECREASE OUR REVENUES AND PROFITABILITY

      Crop disease and pestilence can be unpredictable and can have a devastating effect on our crops, rendering them unsalable and resulting in the loss of all or a portion of the crop for that harvest season. Even when only a portion of our crops are damaged, the profits we could have made on the crop will be severely affected because the costs to plant and cultivate the entire crop will have been incurred although we may experience low yields or may only be able to sell a portion of our crop.

LABOR SHORTAGES AND UNION ACTIVITY CAN AFFECT OUR ABILITY TO HIRE WORKERS TO HARVEST OUR CROPS WHICH CAN HURT OUR FINANCIAL CONDITION

      The production of fresh produce is heavily dependent upon the availability of a large labor force to harvest crops. The turnover rate among the labor force is high due to the strenuous work, long hours, necessary relocation and relatively low pay. To the extent it becomes necessary to pay more to attract labor to farm work, our labor costs can be expected to increase.

      The Mexican farm work force retained by Agrobionova is unionized. If the union attempts to disrupt production and is successful on a large scale, labor costs will likely increase and work stoppages may be encountered, which would be particularly damaging in our industry where harvesting crops at peak times and getting them to market on a timely basis is critical. The majority of fresh produce is shipped by truck. In the United States and in Mexico, the trucking industry is largely unionized and therefore susceptible to labor disturbances. As a result, delivery delays caused by labor disturbances in the trucking industry or any other reason could limit our ability to get fresh produce to market before it spoils.

AGROBIONOVA'S RELIANCE ON LEASES AND PRODUCTION ASSOCIATIONS COULD RESULT IN INCREASED COSTS WHICH COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

      Agrobionova relies on agricultural land leased from others and production associations with other growers for a large part of its supply. If the other parties to these leases and other arrangements were to choose not to renew their agreements with Agrobionova, Agrobionova would be required to locate alternate sources of supply and/or land or, in some cases, to pay increased rents for land. In addition to increased rental rates, increases in land costs could result from increases in water charges, property taxes and related expenses.

OUR DEPENDENCE ON ONE SUPPLIER EXPOSES US TO RISKS IF OUR RELATIONSHIP WITH THAT SUPPLIER IS NOT MAINTAINED

      One grower in Baja California, Santa Cruz Empacadora, S. de R.L. de C.V., accounted in 1998 for approximately 12% of our consolidated sales. Agrobionova has recently entered into a five-year production association agreement with this grower that extends through 2003.

OUR PARTICIPATION IN AN INDUSTRY WITH NUMEROUS COMPETITORS CAN DECREASE OUR SALES AND THEREFORE OUR PROFITABILITY

      The fresh produce industry in general, and the tomato industry in particular, is characterized by a large number of competitors at both the production and distribution levels. We are one of many companies engaged in research and product development activities based on agricultural biotechnology. Our competitors include specialized biotechnology firms, as well as major pharmaceutical, food and chemical companies, many of which have substantial financial, technical and marketing resources.

RISKS RELATING TO OUR SCIENTIFIC RESEARCH AND DEVELOPMENT BUSINESS

GOVERNMENT REGULATION CAN CAUSE DELAYS AND INCREASED COSTS WHICH DECREASE OUR REVENUES AND PROFITABILITY

      Our subsidiaries' activities in the United States are extensively regulated by the Food and Drug Administration, the United States Department of Agriculture, the Environmental Protection Agency, and other federal and state regulatory agencies in the United States. Similarly, our subsidiaries' activities in Mexico are extensively regulated by the Secretaria de Agricultura, Ganaderia y Desarrollo Rural, the Secretaria de Salud, and other federal and state regulatory agencies in Mexico. Also, certain of our products may require regulatory approval or notification in the United States or in other countries in which they are tested, used or sold. The regulatory process may delay research, development, production, or marketing and require more costly and time-consuming procedures, and there can be no assurance that requisite regulatory approvals or registration of certain of our current or future genetically engineered products will be granted on a timely basis.

IF THE PRODUCTS WE DEVELOP AND MARKET ARE NOT COMMERCIAL SUCCESSES, WE WILL NOT RECOUP OUR DEVELOPMENT AND PRODUCTION COSTS WHICH WILL HURT OUR FINANCIAL CONDITION

      We are currently in the early stages of marketing several of our new products, and there can be no assurance that any of these products will be successful or will produce significant revenues or profits. In addition, a number of our product development projects are in the early stages, and these projects may not be successful. The success of these and future products depends on many variables, including the ability to produce and make available to the market consistent, premium quality fruits and vegetables on a year-round basis, consumers' willingness to pay higher prices for premium quality fruits and vegetables, and retailers' willingness to carry such fruits and vegetables.

IF THE PUBLIC IS UNWILLING TO ACCEPT GENETICALLY ENGINEERED PRODUCTS WE WILL NOT RECOUP OUR DEVELOPMENT AND PRODUCTION COSTS WHICH WILL HURT OUR FINANCIAL CONDITION

      Our second generation products are being developed through the use of genetic engineering. The commercial success of these products will depend in part on public acceptance of the cultivation and consumption of genetically engineered products. We cannot assure you that these products will gain sufficient public acceptance to be profitable, even if these products obtain the required regulatory approvals.

WE MAY NOT BE SUCCESSFUL IN OBTAINING PATENTS, PROTECTING OUR TRADE SECRETS AND CONDUCTING OUR BUSINESS WITHOUT INFRINGING ON THE RIGHTS OF OTHERS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS

      Our success depends, in part, on our ability to obtain and enforce patents, maintain trade secret protection, and conduct our business without infringing the proprietary rights of others. If others develop competing technologies and market competing products, our sales could be adversely affected. If we are not able to maintain our trade secrets or to enforce our patents, our competitive position could be adversely affected. In addition, we license technology from third parties. If we cannot maintain these licenses, or if we cannot obtain licenses to other useful technology on commercially reasonable terms, our research efforts could be adversely affected.

RISKS RELATING TO OUR FINANCIAL CONDITION

WE MAY CONTINUE TO SUSTAIN LOSSES AND ACCUMULATE DEFICITS IN THE FUTURE

      We have sustained losses in 1996, 1997 and 1998. The factors that caused these losses, including factors described in this section, may continue to limit our ability to make a profit in the future.

WE MAY NEED ADDITIONAL FINANCING TO EXECUTE OUR ACQUISITION STRATEGY, WHICH COULD HURT OUR GROWTH AND FINANCIAL CONDITION

      The re-capitalization program that was initiated in 1998 and continues through May 31, 2000 with the rights being issued to all shareholders was intended to allow us to repay certain of our outstanding debt and raise additional working capital. Even after the completion of the re-capitalization program we may need additional capital to meet our working capital requirements. Our projected cash flows from operations and existing capital resources, including our existing credit lines, may not be sufficient to allow us to pursue proposed business strategies to acquire additional producers, distributors, marketers and additional rights to technologies. Therefore, our ability to pursue these acquisitions may depend on our ability to obtain additional capital, which could cause us to incur additional debt or issue additional equity securities. We cannot assure you that additional capital will be available on satisfactory terms, if at all, and, as a result, we may be restricted in our pursuit of future growth and acquisition strategies.

WE MAY NOT BE ABLE TO ADAPT OUR MANAGEMENT INFORMATION SYSTEMS AND CONTROLS TO KEEP PACE WITH OUR RAPID GROWTH, WHICH COULD HURT OUR FINANCIAL CONDITION

      Our business has undergone rapid growth through acquisition of complementary businesses. As a result of this rapid growth, significant strains have been placed on the management, operations and financial resources of our subsidiaries. The realization of our business strategy depends on, among other things, our ability to adapt management information systems and controls and to hire, train and retain qualified employees to allow these operations to be effectively managed. The geographic separation of our subsidiaries' operations exacerbates these issues.

RISKS RELATING TO OUR INTERNATIONAL OPERATIONS

LEGAL LIMITATIONS COULD AFFECT OUR OWNERSHIP OF RURAL LAND IN MEXICO, WHICH COULD DECREASE OUR SUPPLY OF PRODUCE CAUSING A DECREASE IN OUR REVENUES AND PROFITABILITY

      Agrobionova owns a substantial amount of rural land in Mexico which it uses to grow fresh fruits and vegetables. Historically, the ownership of rural land in Mexico has been subject to legal limitations and claims by residents of rural communities, which in some cases could lead to the owner being forced to surrender its land. Though Agrobionova is in compliance with all applicable legal limitations, Agrobionova has been, and continues to be, involved in land dispute proceedings as part of its ordinary course of business. Agrobionova has not lost any land as a result of these proceedings. If Agrobionova is required to surrender any of its land, the volume of fresh fruits and Agrobionova vegetables it produces would decline and adversely affect our profitability.

CURRENCY FLUCTUATIONS AND INFLATION CAN INCREASE THE COST OF OUR PRODUCTS IN THE UNITED STATES AND ABROAD WHICH DECREASES OUR REVENUES AND PROFITABILITY

      The currency exchange rates in Mexico have historically been volatile. For example, in December 1994, the Mexican government announced its intention to float the Mexican peso against the United States dollar and, as a result, the peso devalued over 40% relative to the dollar during that month. These exchange rate fluctuations impact our subsidiaries' business. If the value of the peso decreases relative to the value of the dollar, then (a) imports of produce into Mexico for distribution by our subsidiaries become more expensive in peso terms and therefore more difficult to sell in the Mexican market and (b) inflation that generally accompanies reductions in the value of the peso reduces the purchasing power of Mexican consumers, which reduces the demand for all products including produce and, in particular, imported, branded or other premium-quality produce. Conversely, if the value of the peso increases relative to the value of the dollar, Mexican production costs increase in dollar terms, which results in lower margins or higher prices with respect to produce grown in Mexico and sold in the United States and Canada.

VOLATILE INTEREST RATES IN MEXICO CAN INCREASE OUR CAPITAL COSTS

      Historically, interest rates in Mexico have been volatile, particularly in times of economic unrest and uncertainty. High interest rates restrict the availability and raise the cost of capital for our Mexican subsidiaries and for growers and other Mexican parties with whom we do business, both for borrowings denominated in pesos and for borrowings denominated in dollars. Costs of operations for our Mexican subsidiaries are higher as a result.

TRADE DISPUTES BETWEEN THE UNITED STATES AND MEXICO CAN RESULT IN TARIFFS, QUOTAS AND BANS ON IMPORTS, INCLUDING OUR PRODUCTS, WHICH CAN HURT OUR FINANCIAL CONDITION

      Notwithstanding the enactment of the North American Free Trade Agreement, Mexico and the United States from time to time are involved in trade disputes. The United States has, on occasion, imposed tariffs, quotas, and importation bans on products produced in Mexico. Because some of our subsidiaries produce products in Mexico which we sell in the United States, such actions, if taken, could adversely affect our business.

GENERAL BUSINESS RISKS

OUR OPERATIONS MAY BE SIGNIFICANTLY AFFECTED BY THE YEAR 2000 PROBLEM

      The Year 2000 problem refers to errors that may occur as a result of computers using two digits rather than four digits to define the applicable year. Software and hardware may recognize a date using "00" as the year 1900, rather than the year 2000. The failure to identify and/or properly correct a Year 2000 problem could result in an interruption in, or a failure of certain normal business activities or operations. Such failures could materially and adversely affect our ability to process transactions, send invoices, or engage in other normal business activities. However, our Year 2000 project is expected to be completed by July 31, 1999. With the completion of this project as scheduled, we believe that the possibility of significant interruptions of normal business activities and operations will be reduced.

BIONOVA INTERNATIONAL HAS SUBSTANTIAL CONTROL OVER OUR COMPANY AND CAN AFFECT VIRTUALLY ALL DECISIONS MADE BY OUR STOCKHOLDERS

      Bionova International beneficially owns 18,076,839 shares of our common stock accounting for 76.6% of all issued and outstanding shares. As a result, Bionova International has the requisite voting power to significantly affect virtually all decisions made by Bionova and our stockholders, including the power to elect all of our directors and to block corporate actions such as an amendment to most provisions of our certificate of incorporation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The table below provides information about the Company's derivative financial instruments and consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Weighted average variable rates are based on implied forward rates in the yield curve on December 31, 1998. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars and Mexican pesos, and as of December 31, 1998 are indicated accordingly in the tables below.

----------------------------------------------------------------------------------------------------------------------------------
                                                                     EXPECTED MATURITY DATE
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Fair
                                        1999       2000       2001       2002      2003      Thereafter       Total       Value
----------------------------------------------------------------------------------------------------------------------------------
Short-term debt:
($US Equivalent in millions)
----------------------------------------------------------------------------------------------------------------------------------
    U.S. dollar variable rate ....     $ 79.3                                                                $ 79.3      $ 79.3
----------------------------------------------------------------------------------------------------------------------------------
      Average interest rate.......        12%
----------------------------------------------------------------------------------------------------------------------------------
    Peso fixed rate (in $US) .....        0.5                                                                   0.5         0.5
----------------------------------------------------------------------------------------------------------------------------------
      Average interest rate.......        29%
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt:
----------------------------------------------------------------------------------------------------------------------------------
    U.S. dollar fixed rate........      $ 1.3      $ 3.7                                                      $ 5.0       $ 5.0
----------------------------------------------------------------------------------------------------------------------------------
      Average interest rate.......        10%        10%
----------------------------------------------------------------------------------------------------------------------------------
    U.S. dollar variable rate.....      $ 0.2      $ 0.2      $ 0.3                                           $ 0.7       $ 0.7
----------------------------------------------------------------------------------------------------------------------------------
      Average interest rate.......        12%        12%        12%
----------------------------------------------------------------------------------------------------------------------------------


         The Company tries to use the most cost-effective means to fund its operating and capital needs. Fixed or variable debt will be borrowed in both U.S. Dollars and Mexican pesos. The Company borrows Mexican pesos to provide for its working capital needs in its Mexican operations. To minimize exchange risk associated with the importation of products, the Company will enter into forward exchange contracts where the functional currency to be used in the transaction is dollars. At December 31, 1998 approximately 87% of the Company's long-term debt was fixed rate debt and 13% was variable rate debt. All of the fixed rate long-term debt is denominated in U.S. dollars. All of the variable rate debt is denominated in U.S. dollars.

         The Company completed a transaction on March 22, 1999 to refinance its short-term variable rate debt, as discussed in Note 5 to the Financial Statements for the quarter ended March 31, 1999. As a consequence, there was a significant restructuring of the Company's financing between short-term and long-term debt. The following table depicts the impact of this debt restructuring as of March 31, 1999. At March 31, 1999 approximately 5% of the Company's long-term debt was fixed rate debt and 95% was variable rate debt.


----------------------------------------------------------------------------------------------------------------------------------
                                                                     EXPECTED MATURITY DATE
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Fair
                                        1999       2000       2001       2002      2003    Thereafter       Total       Value
----------------------------------------------------------------------------------------------------------------------------------
Short-term debt:
($US Equivalent in millions)
----------------------------------------------------------------------------------------------------------------------------------
    U.S. dollar variable rate....      $ 25.8                                                               $ 25.8      $ 25.8
----------------------------------------------------------------------------------------------------------------------------------
      Average interest rate.......        12%
----------------------------------------------------------------------------------------------------------------------------------
    Peso fixed rate (in $US)....          0.5                                                                  0.5         0.5
----------------------------------------------------------------------------------------------------------------------------------
      Average interest rate.......        27%
----------------------------------------------------------------------------------------------------------------------------------
Long-term debt:
----------------------------------------------------------------------------------------------------------------------------------
    U.S. dollar fixed rate........       $ 1.3      $ 3.7                                                    $ 5.0       $ 5.0
----------------------------------------------------------------------------------------------------------------------------------
      Average interest rate.......         10%        10%
----------------------------------------------------------------------------------------------------------------------------------
    U.S. dollar variable rate.....       $ 0.2     $  0.2      $ 0.3     $100.0                             $100.7      $100.7
----------------------------------------------------------------------------------------------------------------------------------
      Average interest rate.......         12%        12%        12%        12%
----------------------------------------------------------------------------------------------------------------------------------


EXCHANGE RATE RISK

         The table below provides information about the Company's financial instruments by functional currency that are subject to exchange risk. This information is presented in U.S. dollar equivalents. The table summarizes information on instruments that are sensitive to foreign currency exchange rates, including peso-denominated debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates as of December 31, 1998.


----------------------------------------------------------------------------------------------------------------------------------
                                                                     EXPECTED MATURITY DATE
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Fair
                                        1999       2000       2001       2002      2003    Thereafter       Total       Value
----------------------------------------------------------------------------------------------------------------------------------
On-Balance sheet
Financial Investments
   ($US Equivalent in millions)
----------------------------------------------------------------------------------------------------------------------------------
    Peso short-term debt:
----------------------------------------------------------------------------------------------------------------------------------
      Variable rate (in $US) .....      $ 0.5                                                                $ 0.5       $ 0.5
----------------------------------------------------------------------------------------------------------------------------------
      Average interest rate.......        29%
----------------------------------------------------------------------------------------------------------------------------------
      Expected maturity or
        transaction date..........     Dec. 31
----------------------------------------------------------------------------------------------------------------------------------


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


         ---------------------------------------------------------------------------------------------------------
                                                    AT DECEMBER 31, 1998
         ---------------------------------------------------------------------------------------------------------
                                                                                   Carrying            Fair
                                                                                    Amount            Value
         ---------------------------------------------------------------------------------------------------------
         On-balance sheet commodity position:
             Fresh produce crops in process inventory ($US in millions)....         $ 8.0             $ 8.0
         ---------------------------------------------------------------------------------------------------------
         Fixed price contracts:
             Contract volumes  (1,349,100 boxes)
             Weighted average unit price (per 1,349,100 boxes).............        $ 7.62            $ 7.62
             Contract amount ($US in millions).............................        $ 10.2            $ 10.2
         ---------------------------------------------------------------------------------------------------------


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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As previously reported, on August 13, 1997, a lawsuit styled GRACE BROTHERS, LTD. V. DNAP HOLDING CORPORATION, DNA PLANT TECHNOLOGY CORPORATION AND DOES 1 THROUGH 20, INCLUSIVE was filed in the United States District Court for the Northern District of California. This claim arose out of the private placement of common stock and warrants made by DNAP in August of 1995. The plaintiff alleged that DNAP failed to disclose material non-public information relating to DNAP's efforts to enter into a strategic relationship with a third party in violation of federal and state securities laws and the terms of the contract relating to the private placement. On November 17, 1997, the plaintiff dismissed the Company from the lawsuit. Subsequently, the court dismissed the plaintiff's claim for federal securities fraud and, in February 1999, the court dismissed all of the remaining claims. The plaintiff has filed an appeal to the dismissal of this case. DNAP denies any wrongdoing or liability in this matter and intends to vigorously contest this lawsuit.

         On May 5, 1999, a Second Amended Complaint in a lawsuit styled BRENDA KEITH REIN V. PHILIP MORRIS ET AL. was filed in the Superior Court of California, County of Alameda against various defendants, including DNAP and several manufacturers of cigarettes. In addition to other claims brought against the cigarette manufacturers only, the plaintiff alleges that DNAP engaged in deceit and fraudulent concealment and participated in an alleged conspiracy among the named cigarette manufacturers to deceive the public regarding the hazards of smoking. DNAP's involvement in these suits arises from allegations regarding research it performed for a major tobacco company from 1983 through 1994. The plaintiff is seeking monetary damages and recovery of lost wages and medical expenses. DNAP denies any wrongdoing or liability in this matter and intends to vigorously contest this lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of the Company was held on April 28, 1999. At the meeting, the stockholders (i) elected nine directors of the Company, (ii) adopted an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock to 50,000,000, and
(iii) adopted an amendment to the Certificate of Incorporation of the Company changing the Company's name to Bionova Holding Corporation. The amendments to the Certificate of Incorporation became effective on April 28, 1999.

         The results of the voting on each matter were as follows:

         Election of Directors


                                                Number of                 Number of
                                             Shares Voted For          Shares Withheld
      Evelyn Berezin                            22,242,727                  154,649
      Dr. Peter Davis                           22,243,049                  154,327
      Carlos Herrera                            22,244,074                  153,302
      Bernardo Jimenez                          22,243,417                  153,959
      Dr. Gerald D. Laubach                     22,243,488                  153,888
      Eugenio Najera                            22,243,350                  154,026
      Alejandro Perez                           22,243,919                  153,457
      Dr. Eli Shlifer                           22,242,236                  155,140
      Dr. Christopher R. Somerville             22,242,946                  154,430


         Proposal to amend the Certificate of Incorporation of the Company to increase the number of authorized shares of common stock to 50,000,000:

         Number of Shares Voted For                        22,121,746
         Number of Shares Voted Against:                      171,117
         Number of Shares Abstaining:                         104,513


         Proposal to amend the Certificate of Incorporation of the Company to change the name of the Company to Bionova Holding Corporation:

         Number of Shares Voted For:                       22,215,655
         Number of Shares Voted Against:                       77,381
         Number of Shares Abstaining:                         104,340


ITEM 5.  OTHER INFORMATION

LONG-TERM BANK FINANCING

         On March 22, 1999 Bionova Holding issued $100 million of Senior Guaranteed Floating Rate Notes due 2002. Proceeds of the offering were used to refinance Bionova Holding's $85 million of consolidated short-term debt.

         Other key provisions of this new credit arrangement include (i) payment of the entire principal balance due on March 31, 2002, (ii) an interest rate of LIBOR plus 7%, (iii) prepayments at the option of the Company with no penalties, and (iv) a requirement that the Company must keep one year's worth of interest in an interest bearing reserve. The contract also provides that the Company is permitted to obtain up to $30 million in new financing for working capital purposes. The credit facility has been fully guaranteed by Bionova Holding's parent company, SaVIA.

CONTROLLING STOCKHOLDER; CONFLICTS OF INTEREST

         Approximately 76.6% of the outstanding shares of common stock of the Company are owned of record by Bionova International, Inc., an indirect, wholly-owned subsidiary of SaVIA. Therefore SaVIA has the power to elect a majority of the Company's board of directors and to determine the outcome of any action requiring the approval of the holders of the Company's common stock. This ownership and management structure will inhibit the taking of any action by the Company which is not acceptable to the controlling stockholder.

         Certain of the Company's directors and executive officers are also currently serving as board members or executive officers of SaVIA or companies related to SaVIA, and it is expected that each will continue to do so. Such management interrelationships and intercorporate relationships may lead to possible conflicts of interest.

         The Company and other entities that may be deemed to be controlled by or affiliated with SaVIA sometimes engage in (i) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties. The Company continuously considers, reviews and evaluates, and understands that SaVIA and related entities consider, review and evaluate, transactions of the type described above. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more of such transactions in the future in addition to those currently in force, such as the Long Term Funded Research Agreement dated January 1, 1997 between Seminis Vegetable Seeds, Inc., an indirect subsidiary of SaVIA, and DNAP. In connection with these activities the Company might consider issuing additional equity securities or incurring additional indebtedness. The Company's acquisition activities may in the future include participation in the acquisition or restructuring activities conducted by other companies that may be deemed to be controlled by SaVIA.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


3.1 Certificate of Incorporation of the Company (filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-09975) and incorporated herein by reference).

3.2 Certificate of Amendment to the Certificate of Incorporation of the Company effective September 26, 1996 (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarterly period ended
          June 30, 1996 and incorporated herein by reference).

3.3 Certificate of Amendment to the Certificate of Incorporation of the Company effective April 28, 1999

3.4*      Bylaws of the Company

4.1*      Note Acquisition Agreement dated as of March 22, 1999 among SaVIA,
          S.A. de C.V., the Company, the Holders referred to therein, Morgan
          Guaranty Trust Company of New York, as Administrative Agent and
          Documentation Agent, Bankers Trust Company, as Paying Agent and
          Registrar, and Citibank,
          N.A., as Collateral Agent.

27.1      Financial Data Schedule

-----------------

     * Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(b)  Reports on Form 8-K

       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     BIONOVA HOLDING CORPORATION

         Date:  May 11, 1999                 By:  /s/ ARTHUR H. FINNEL
                                               ----------------------------
                                                   Arthur H. Finnel,
                                              Executive Vice President,
                                          Treasurer and Chief Financial Officer

                               INDEX TO EXHIBITS

(a)  Exhibits


3.3 Certificate of Incorporation of the Company (filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-09975) and incorporated herein by reference).

3.4 Certificate of Amendment to the Certificate of Incorporation of the Company effective September 26, 1996 (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarterly period ended
          June 30, 1996 and incorporated herein by reference).

3.3 Certificate of Amendment to the Certificate of Incorporation of the Company effective April 28, 1999

3.4*      Bylaws of the Company

4.1*      Note Acquisition Agreement dated as of March 22, 1999 among SaVIA,
          S.A. de C.V., the Company, the Holders referred to therein, Morgan
          Guaranty Trust Company of New York, as Administrative Agent and
          Documentation Agent, Bankers Trust Company, as Paying Agent and
          Registrar, and Citibank,

          N.A., as Collateral Agent.

27.1      Financial Data Schedule


---------------------

     * Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.