Form 10-Q
period 1999-06-30
BIONOVA HOLDING CORP
filed 1999-08-16
CIK 1020866

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

            |X|  Quarterly Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934 For the
                       quarterly period ended June 30, 1999

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

     As of August 10, 1999, 23,588,031 shares of common stock, par value $0.01 per share, of Bionova Holding Corporation were outstanding.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         BIONOVA HOLDING CORPORATION

                         CONSOLIDATED BALANCE SHEET
                          THOUSANDS OF U.S. DOLLARS

                                                                           June  30,     December 31,
                                                                             1999            1998
                                                                         -----------     ------------
                                                                         (unaudited)
ASSETS
Current assets:
Cash and cash equivalents ..............................................   $ 11,546        $ 15,405
Accounts receivable ....................................................     29,138          28,220
Advances to growers, net ...............................................     15,990          12,186
Inventories ............................................................     10,720          16,478
Other current assets ...................................................      2,163           1,763
                                                                           --------        --------
     Total current assets ..............................................     69,557          74,052
                                                                           --------        --------
Property, plant and equipment, net .....................................     39 668          38,611
Patents and trademarks, net ............................................     16,170          17,025
Goodwill, net ..........................................................     28,817          29,539
Deferred income taxes ..................................................      4,231           4,174
Other assets ...........................................................     24,194           4,285
                                                                           --------        --------
     Total assets ......................................................   $182,637        $167,686
                                                                           --------        --------
                                                                           --------        --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans ..................................................   $ 14,055        $ 79,751
Current portion of long-term debt ......................................      1,509           1,558
Accounts payable and accrued expenses ..................................     22,500          26,075
Accounts due to related parties ........................................      5,172           7,396
Deferred income taxes ..................................................      5,315           5,315
                                                                           --------        --------
     Total current liabilities .........................................     48,551         120,095
Long-term debt .........................................................    103,273           4,225
                                                                           --------        --------
     Total liabilities .................................................    151,824         124,320
                                                                           --------        --------
Minority interest ......................................................      1,908           1,249
                                                                           --------        --------
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized, no shares
  issued and outstanding ...............................................         --              --
Common stock, $.01 par value, 25,000,000 shares authorized,
  23,588,031 shares issued and outstanding .............................        236             236
Additional paid-in capital .............................................    107,918         107,918
Accumulated deficit ....................................................    (79,058)        (65,845)
Accumulated other comprehensive income (loss) ..........................       (191)           (192)
                                                                           --------        --------
Total stockholders' equity .............................................     28,905          42,117
                                                                           --------        --------
Total liabilities and stockholders' equity .............................   $182,637        $167,686
                                                                           --------        --------
                                                                           --------        --------

   The accompanying notes are an integral part of these financial statements.

                        BIONOVA HOLDING CORPORATION

               UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                       AND COMPREHENSIVE INCOME AND LOSS
                          THOUSANDS OF U.S. DOLLARS
                         (EXCEPT PER SHARE AMOUNTS)

                                                            Three Months Ended                Six Months Ended
                                                                June 30,                          June 30,
                                                        ---------------------------     ---------------------------
                                                           1999            1998            1999            1998
                                                        -----------     -----------     -----------     -----------
Total revenues .......................................  $    70,362     $    77,020     $   128,710     $   147,503
                                                        -----------     -----------     -----------     -----------

Cost of sales ........................................       65,275          71,954         118,867         133,897
Selling and administrative expenses ..................        7,436           6,836          13,492          12,006
Research and development expenses ....................        1,721           1,430           3,228           2,801
Amortization of goodwill, patents and trademarks .....          810             732           1,614           1,464
                                                        -----------     -----------     -----------     -----------
                                                             75,242          80,952         137,201         150,168
                                                        -----------     -----------     -----------     -----------

Operating income (loss) ..............................       (4,880)         (3,932)         (8,491)         (2,665)
                                                        -----------     -----------     -----------     -----------

Interest expense .....................................       (4,543)         (1,838)         (6,835)         (3,588)
Interest income ......................................        1,046             316           1,748             505
Exchange gain (loss), net ............................         (187)         (1,150)            (50)           (964)
Other non-operating income ...........................           (1)             23              (1)             23
                                                        -----------     -----------     -----------     -----------
                                                             (3,685)         (2,649)         (5,138)         (4,024)
                                                        -----------     -----------     -----------     -----------

Income (loss) before income tax ......................       (8,565)         (6,581)        (13,629)         (6,689)

Income tax benefit (expense) .........................            2              89            (167)           (190)
                                                        -----------     -----------     -----------     -----------

Net income (loss) before minority interest ...........       (8,563)         (6,492)        (13,796)         (6,879)

Minority interest in net loss (income) of subsidiaries          267           1,152             583             839
                                                        -----------     -----------     -----------     -----------

Net income (loss) ....................................  $   ( 8,296)    $    (5,340)    $   (13,213)    $    (6,040)

Other comprehensive income (expense) net of tax:
    Foreign currency translation adjustments .........            3              25              (1)             23
                                                        -----------     -----------     -----------     -----------

Comprehensive income (loss) ..........................  $   ( 8,293)    $    (5,315)    $   (13,214)    $    (6,017)
                                                        -----------     -----------     -----------     -----------
                                                        -----------     -----------     -----------     -----------

Net income (loss) per share - basic and diluted ......  $     (0.35)    $     (0.29)    $     (0.56)    $     (0.33)
                                                        -----------     -----------     -----------     -----------
                                                        -----------     -----------     -----------     -----------
Weighted average number of common shares
outstanding ..........................................   23,588,031      18,370,640      23,588,031      18,370,640

   The accompanying notes are an integral part of these financial statements.

                         BIONOVA HOLDING CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                         THOUSANDS OF U.S. DOLLARS

                                                                             Six Months Ended
                                                                                  June 30,
                                                                          ---------------------
                                                                            1999         1998
                                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ......................................................  $(13,213)     $(6,040)
Items not affecting cash:
  Minority interest ....................................................      (582)        (839)
  Depreciation .........................................................     2,398        1,815
  Amortization of goodwill, patents and trademarks .....................     1,614        1,464
  Deferred income taxes ................................................        57           24
  Gain from sale of property, plant and equipment ......................         6           --
Net changes (exclusive of subsidiaries acquired or divested) in:
  Accounts receivable and advances to growers, net .....................    (4,710)      (8,329)
  Inventories ..........................................................     5,758        9,709
  Accounts payable and accrued expenses ................................    (3,575)      (2,757)
  Other assets .........................................................    (6,345)        (189)
                                                                           -------      -------
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES .............................................................   (18,592)      (5,142)
                                                                           -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment .............................    (3,660)      (1,943)
Proceeds from divestiture of Van Namen, net of cash divested ...........                    637
Payment for purchase of companies ......................................       (37)        (476)
                                                                           -------      -------
NET CASH PROVIDED BY (USED IN) INVESTING
ACTIVITIES .............................................................    (3,697)      (1,782)
                                                                           -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings ....................................   (65,745)     (17,477)
Net change in long-term borrowings .....................................    99,048         (112)
Accounts due to related parties ........................................    (2,224)      25,264
Restricted cash ........................................................   (12,649)          --
                                                                           -------      -------
NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES .............................................................    18,430        7,675
                                                                           -------      -------
Net increase (decrease) in cash and cash equivalents ...................    (3,859)         751
Cash at beginning of year ..............................................    15,405        6,600
                                                                           -------      -------
Cash at end of period ..................................................   $11,546      $ 7,351
                                                                           -------      -------
                                                                           -------      -------

The accompanying notes are an integral part of these financial statements.

                          BIONOVA HOLDING CORPORATION

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999


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

NOTE 2 - GENERAL

         In management's opinion, the accompanying unaudited consolidated financial statements for Bionova Holding for the three and six month periods ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except the December 31, 1998 balance sheet. This report and the accompanying unaudited and audited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its 1998 Annual Report for the fiscal year ended December 31, 1998. Footnotes which would substantially duplicate disclosures in the Company's audited financial statements for the fiscal year ended December 31, 1998 contained in the 1998 Annual Report have been omitted. The interim financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending December 31, 1999.

NOTE 3 - NET LOSS PER COMMON SHARE

         The weighted average number of common shares outstanding during the three and six month periods ended June 30, 1999 and 1998 was 23,588,031 and 18,370,640, respectively.

NOTE 4 - INVENTORIES

         Inventories consist of the following:

                                                June 30,    December 31,
                                                 1999          1998
                                                -------     -----------
         Finished produce ....................    2,042        2,756
         Growing crops .......................    1,367        8,020
         Advances to suppliers ...............      352          299
         Spare parts and materials ...........    2 756        3,977
         Merchandise in transit and other ....    4,239        1,566
                                                -------      -------
                                                 10,756       16,618
         Allowance for slow moving
           inventories .......................      (36)        (140)
                                                -------      -------
                                                 10,720       16,478
                                                -------      -------
                                                -------      -------


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

                                                             ($000'S)
                                                                                     Total of
                                                                    Research and    Reportable
                                      Farming      Distribution     Development      Segments
                                      --------     ------------     -----------     ----------
JANUARY 1 - JUNE 30, 1999
Revenues from unaffiliated
  customers ........................       386        125,430           2,894         128,710
Inter-segment revenues .............    31,732                                         31,732
                                      --------       --------         -------        --------
Total revenues .....................    32,118        125,430           2,894         160,442
                                      --------       --------         -------        --------
                                      --------       --------         -------        --------
Operating income (loss) ............    (6,526)           685          (2,650)         (8,491)
Depreciation and amortization ......     2,351            487           1,174           4,012
Identifiable assets at June 30 (1)..    71,181         63,989          42,322         177,492
Acquisition of long-lived assets ...     2,647            861             152           3,660

JANUARY 1 - JUNE 30, 1998
Revenues from unaffiliated
  customers ........................       414        144,107           2,982         147,503
Intersegment transfers .............    34,983             42             189          35,214
                                      --------       --------         -------        --------
Total revenues .....................    35,397        144,149           3,171         182,717
                                      --------       --------         -------        --------
                                      --------       --------         -------        --------
Operating income (loss) ............    (4,093)         2,969          (1,541)         (2,665)
Depreciation and amortization ......     1,771            633             875           3,279
Identifiable assets at June 30 (1)..    65,446         49,121          35,391         149,958
Acquisition of long-lived assets ...     1,605            719              95           2,419

NOTES:

1. IDENTIFIABLE ASSETS for segments are defined as total assets less cash in banks, deferred income taxes and investment in shares.

         Reconciliation of the segments to total consolidated amounts is set forth below:

                                                                      ($000'S)
                                                                JANUARY 1 - JUNE 30
                                                               1999              1998
                                                             --------          --------
REVENUES
    Total segment revenues ...............................    160,442           182,717
    Eliminations of inter-segment revenues ...............     31,732            35,214
                                                             --------          --------
    Consolidated revenues ................................    128,710           147,503
                                                             --------          --------
                                                             --------          --------
INCOME BEFORE TAXES
    Total operating income (loss) from reportable segments     (8,491)           (2,665)
    Interest, net ........................................     (5,088)           (3,060)
    Exchange gain (loss) .................................        (50)             (964)
                                                             --------          --------
Consolidated income (loss) before taxes ..................    (13,629)           (6,689)
                                                             --------          --------
                                                             --------          --------
ASSETS
    Total segment identifiable assets ....................    177,492           149,958
    Unallocated and corporate assets  (1) ................     15,958            10,797
    Eliminations  (2) ....................................    (10,813)          (24,919)
                                                             --------          --------
    Consolidated assets ..................................    182,637           135,836
                                                             --------          --------
                                                             --------          --------

NOTES:

1. Includes Bionova Holding's and segments' cash in banks, deferred income taxes and other corporate assets.
2. Consists principally of inter-segment intercompany balances.

         Revenue from external customers by product / service category is set forth below:

                                                             ($000'S)
                                                                                     Total of
                                                                    Research and    Reportable
                                      Farming      Distribution     Development      Segments
                                      --------     ------------     -----------     ----------
JANUARY 1 - JUNE 30, 1999
Core vegetables (1)..................                   59,893                         59,893
Fruits and other fresh produce (2)...      386          65,537                         65,923
Contracted R&D revenue...............                                   2,657           2,657
Licensed technology and royalties....                                     237             237

JANUARY 1 - JUNE 30, 1998
Core vegetables (1)..................                   93,612                         93,612
Fruits and other fresh produce (2)...      414          50,495                         50,909
Contracted R&D revenue...............                                   1,882           1,882
Licensed technology and royalties....                                   1,100           1,100

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

         The Company classifies its business into three fundamental business segments. The FARMING segment consists principally of ABSA's interests in 100% Company-owned fresh produce production facilities and joint ventures with other growers. The DISTRIBUTION segment consists of Interfruver de Mexico, S.A. de C.V. ("Interfruver"), which engages in the business of marketing and distributing fresh produce in Mexico and IPHC, which owns total or majority interests in sales and distribution companies in the United States and Canada. The RESEARCH AND DEVELOPMENT segment consists of DNAP and VPP, two companies which are focused on the development and application of genetic engineering and transformation technologies to fruits and vegetables and the intellectual properties associated with these development efforts.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1998

         Consolidated total revenues declined by 9% from $77.0 million in the second quarter of 1998 to $70.4 million in the second quarter of 1999. Despite the decline in total revenues, consolidated gross profit (revenues less cost of sales) was $5.1 million for both the second quarter of 1998 and 1999. The Company's consolidated operating loss increased from $3.9 million in the second quarter of 1998 to $4.9 million in the second quarter of 1999.

         FARMING segment revenues, the majority of which are eliminated in consolidation, were $11.3 million in the second quarter of 1999 as compared with $9.8 million in the same quarter of 1998. This $1.5 million increase was attributable to higher pricing for tomatoes and grapes produced in ABSA's Baja California and Hermosillo operations. The unusually cold weather conditions during this winter in Mexico continued to affect the financial results of the Farming segment. While the great majority of the impact of these conditions on ABSA occurred during the first quarter, a small amount of production carried over into the second quarter. The quality of this product was poor and had to be sold at very low prices. ABSA also incurred additional, but normal costs associated with field cleanup and preparation towards the 1999-2000 winter growing season and losses at two joint ventures that ABSA is in the process of terminating. These losses in ABSA's Culiacan, Sinaloa operations offset some strong improvements in its Baja California and Hermosillo operations during the second quarter. Overall, the loss at the gross profit line and the operating losses of the Farming segment in the second quarter were reduced from $2.8 million and $4.5 million, respectively, in 1998 to $2.2 million and $3.9 million, respectively, in 1999.

         Revenues of the DISTRIBUTION segment declined from $75.1 million in the second quarter of 1998 to $69.3 million in the second quarter of 1999. Despite lower production volumes from the Company's farming operations, all of the distribution companies posted solid gains other than Tanimura Distributing, Inc. in Los Angeles and FreshWorld Farms in Eddystone, Pennsylvania. These gains were achieved through strong efforts to develop new grower relationships and source product from outside of the Company's farming operations. Premier Fruits and Vegetables, Inc. in Montreal, Quebec and Bionova Produce, Inc. of Arizona turned in particularly strong sales performance with year-on-year gains in the quarter of 30% and 19%, respectively. Tanimura Distributing's sales declined by $1.5 million due to low prices and extremely strong competition in the Los Angeles market area. The sales decline of $10.2 million at FreshWorld Farms from the second quarter of 1998 to the second quarter of 1999 was entirely attributable to the discontinuation of a Florida grower, which generated very little income for the company. FreshWorld Farms began a restructuring effort at the end of the first quarter of this year and has shown good sales improvements and operated at a break even profit level in May and June. Gross profit of the Distribution segment was $6.1 million in the second quarters of both 1998 and 1999. Gross profit as a percent of sales increased from 8.0% in the second quarter of 1998 to 8.3% in the second quarter of 1999, offsetting the lower overall sales. Operating profit for the Distribution segment declined marginally, from $1.0 million in the second quarter of 1998 to $0.9 million in the second quarter of 1999, due to the addition of new sales and marketing staff recruited to support sales expansion programs.

         Revenues for the RESEARCH AND DEVELOPMENT segment declined from $2.0 million in the second quarter of 1998 to $1.0 million in the second quarter of 1999 due to lower contract revenues and licensing fees. This decline in revenues translated directly to lower gross profit generation in this segment of the business. Research expenses were $0.3 million higher and amortization of patents and trademarks increased by $0.1 million in the second quarter of 1999 as compared with the same quarter of 1998 due to the scale up of the Company's strawberry program following the acquisition of Monsanto's strawberry assets in December 1998. This combination of factors caused the Research and Development segment to experience an operating loss of $1.9 million in the second quarter of 1999, which was $1.4 million higher than the same quarter a year ago.

          Interest expense increased to $4.5 million in the second quarter of 1999 from $1.8 million in the same quarter of 1998. This $2.7 million increase was due to a higher overall level of debt outstanding and the higher interest rates and amortization of the long-term debt issuance costs associated with the Senior Guaranteed Floating Rate Notes issued on March 22nd of this year.

         Interest income increased $0.7 million for the second quarter of 1999 as compared to the same quarter of 1998. This increase was due primarily to higher grower receivables and interest rates being charged on this grower financing in both the Farming and Distribution segments.

         In the second quarter of 1999 the Company experienced a foreign exchange loss of $0.2 million as compared to a foreign exchange loss of $1.2 million in the same period of 1998. While not impacting 1999 results significantly because the Mexican peso has strengthened from its closing exchange rate on December 31, 1998, a major change that could affect comparisons year-on-year in the future is that as of January 1, 1999, Mexico ceased to be considered a highly inflationary economy. Interfruver, whose functional currency is the peso, will now account for foreign exchange impacts on non-monetary balance sheet accounts as changes to the cumulative translation account under shareholders equity rather than as foreign exchange gains and losses on the consolidated statement of operations.

         During the second quarter of 1999, the share of losses allocable to minority interests was $0.3 million as compared to $1.1 million in the same quarter of 1998. The 1999 and 1998 allocation of losses are consistent with the minority positions held across the operating subsidiaries of the Company.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

         Consolidated total revenues, gross profit (revenues less cost of sales), and the Company's consolidated operating loss were $128.7, $9.8 million, and $8.5 million, respectively, in the first six months of 1999 as compared with $147.5 million, $13.6 million, and $2.7 million for the same period in 1998

         FARMING segment revenues, the majority of which are eliminated in consolidation, for the six months ended June 30, 1999 were $32.1 million as compared with $35.0 million during the same period in 1998. Sales volumes declined by 21%, which was a direct consequence of low production stemming from the unusually cold weather conditions that prevailed in the state of Sinaloa, Mexico from December 1998 through April 1999. Weighted average prices were slightly higher during the first six months of 1999, offsetting to some extent the impact of the low sales volumes. Farming segment gross profit declined by $2.1 million and the operating loss increased from $4.1 million to $6.5 million for the first six months of

1998 to the same period in 1999. The decline in gross margin stemmed from the poor production output for 1999, which increased average unit production costs. ABSA's administrative expenses experienced a slight increase for the first six months of 1999 as compared with the same period in 1998 due to higher salary and wage costs, which were consistent with the rate of inflation in Mexico during the past year. The Company continues to believe it can achieve 10-15% operating margins in its wholly-owned operations in Sinaloa, Hermosillo, and Baja California Sur and in its joint venture growing operations in Baja California Norte in the future with a return of more normal weather conditions. However, the Company has determined that a better pricing environment and/or a significant lowering of costs will be required to achieve these same margins in its Culiacan, Sinaloa growing operations.

         DISTRIBUTION segment revenues declined from $144.1 million for the six months ended June 30, 1998 to $125.4 million for same period of 1999. This decrease in revenues of $18.7 million was due to the low volumes and quality of products produced in Culiacan resulting from the cold weather conditions and the discontinuation of a FreshWorld Farms Florida grower, which generated very little income for the company. Revenues in the Company's other U.S., Canadian, and Mexican distribution operations increased by $5.6 million for the first six months of 1999 as compared with the same period in 1998. These gains were achieved through strong efforts to develop new grower relationships and source product from outside of the Company's farming operations. Gross profit (sales less cost of sales) of the Distribution segment declined by $1.4 million for the first six months of 1999 as compared with the same period in 1998 due to the lower sales and a significant increase in transportation costs to the West Coast of the United States as compared with last year. Operating income of the Distribution segment for the six months ended June 30, 1999 declined by $2.3 million from the same period in 1998 due to the lower gross margin and an increase in administrative expenses associated with the addition of new sales and marketing staff recruited for the sales expansion programs and upgrades to the Company's management information systems. While the 1999 results to date only reflected a 0.5% operating margin on sales, the Company believes it can achieve at least a 2.5-3.0% operating margin in this segment of the business in the year 2000 by increasing volumes and thereby leveraging its existing infrastructure, and by making its FreshWorld Farms operation profitable.

         Revenues and gross profit for the RESEARCH AND DEVELOPMENT segment decreased marginally ($0.3 million) for the first six months of 1999 as compared with the same period in 1998 due to lower royalties. Research and development expenses increased from $2.8 million for the first six months of 1998 to $3.2 million in the same period in 1999. These higher expenses were a direct consequence of the scale up of the Company's strawberry program following the acquisition of Monsanto's strawberry assets in December 1998. This combination of factors plus an increased amortization expense and overhead allocation caused the Research and Development segment to experience an operating loss of $2.6 million for the first six months of 1999, as compared with an operating loss of $1.6 million for the same period in 1998.

         Interest expense for the six months ended June 30, 1999 was $6.8 million as compared with $3.6 million in the same period of 1998. This $3.2 million increase was due to a higher overall level of debt outstanding, the higher interest rates and amortization of the long-term debt issuance costs associated with the Senior Guaranteed Floating Rate Notes issued on March 22nd of this year, and the recognition of the remaining balance of up front fees that had not previously been amortized on the Company's $30 million one-year credit facility with the Bank of Montreal that was retired on in March of this year.

         Interest income increased $1.2 million for the first six months of 1999 from the same period of 1998. This increase was due primarily to higher grower receivables and interest rates being charged on this grower financing in both the Farming and Distribution segments.

         In the first six months of 1999 the Company experienced a foreign exchange loss of $0.1 million as compared to a foreign exchange loss of $1.0 million in 1998. While not impacting 1999 results significantly because the Mexican peso has strengthened from its closing exchange rate on December 31, 1998, a major change that could affect comparisons year-on-year in the future is that as of January 1, 1999, Mexico ceased to be considered a highly inflationary economy. Interfruver, whose functional currency is the peso, will now account for foreign exchange impacts on non-monetary balance sheet accounts as changes to the cumulative translation account under shareholders equity rather than as foreign exchange gains and losses on the consolidated statement of operations.

         During the first six months of 1999, the share of losses allocable to minority interests was $0.6 million as compared to $0.8 million in the same period of 1998. The 1999 and 1998 allocation of losses are consistent with the minority positions held across the operating subsidiaries of the Company.

CAPITAL EXPENDITURES

         During the first six months of 1999, the Company made capital investments of $3.7 million in property, plant and equipment. The majority of the funds were spent by the Farming segment ($2.6 million) to complete the new packaging facility in Culiacan, Mexico and to improve housing facilities for field workers in Culiacan. Some new investments also were made to increase capacity in the Company's distribution operations.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 1999, the Company used $ 18.6 million of cash in operating activities. Cash used in the results of operations amounted to $9.7 million (i.e., net income, minority interest, depreciation, and amortization). Working capital requirements increased by $8.9 million during the first half of 1999. Accounts receivable and advances to growers used $4.7 million of cash in the first half of 1999, as $3.8 million of financing was provided to joint ventures with growers and customer receivables increased by $0.9 million. Inventories declined by $5.8 million and accounts payable and accrued expenses decreased by $3.6 million, both of which were consistent with the end of the Culiacan, Baja California and Hermosillo growing seasons. The $6.3 million cash requirement for other assets reflected a payment to one of the Company's joint farming ventures towards the acquisition of new packaging and other equipment in 1999 and the collection of a collateral receipt for the import of Chilean product into Mexico.

         Cash generated from financing activities during the first six months of 1999 was $18.4 million. Bionova Holding issued $100 million of Senior Guaranteed Floating Rate Notes due 2002. Part of the proceeds from this long-term debt was used to pay down $65.7 million of short-term bank debt and $2.2 million of accounts due to related parties. Up front fees of $3.0 million were paid to the lead banks which arranged this long-term financing. As one of the conditions of the agreement for the floating rate notes, $12.6 million was on deposit on June 30, 1999 in trust as an interest reserve account representing one year's worth of interest on the debt.

         Due to the losses incurred during the first and second quarters of 1999, the Company's liquidity position has deteriorated. Company management has determined that further capitalization is required to provide the necessary resources to carry forward its business plan, to address the Company's high level of debt, and to bring the Company into compliance with the Nasdaq's listing requirements. Company management is developing and analyzing alternative approaches to address these problems and currently expects to agree on a definitive approach with its Board of Directors by the end of the third quarter.

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

THE PROJECT

         The Company's Y2K project includes both information technology ("IT") and non-IT systems and has been divided into four principal sections. These sections are (1) hardware, (2) software, (3) non-IT systems, and (4) third parties (suppliers, customers, and other). Sections 1, 2, and 3 have, or will go through seven phases, as follows: (i) an inventory of all items relevant to Y2K, (ii) assignment of priorities regarding each of these items for the Company's activities in the Y2K, (iii) determination of the Company's current Y2K capability and compliance with regard to each of these items,
(iv) preliminary testing of Y2K capability, (v) maintenance and or replacement of items that fail to meet Y2K requirements, (vi) validation that maintenance and replacement changes meet Y2K requirements, and (vii) design of contingency plans

         Bionova Holding and all of its subsidiaries have completed all of the sections of this project with the exceptions of ABSA, Bionova Produce, Inc. of Arizona and Texas, and R.B. Packing of California, Inc. ABSA still is in the process of updating several of its operating systems to be Y2K compliant and expects to complete this activity by October 31, 1999. Bionova Produce and R.B. Packing, Inc. have identified a "patch" that would enable their basic accounting and operational systems to be Y2K compliant. However, these two companies recently have completed an evaluation and are in the process of determining if they should install an entirely new set of operating and accounting systems. If approved, the new system these companies are proposing to install already is Y2K compliant. A decision on whether to proceed forward with this new system will be made by August 15. In either case these two companies expect to install the necessary software by October 31 and be Y2K compliant at that time.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This report on Form 10-Q includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. All statements, including without limitation statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" other than statements of historical facts included in this Form 10-Q, including statements regarding our financial position, business strategy, prospects, plans and objectives of our management for future operations, and industry conditions, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give you no assurance that these expectations will prove to be correct. In addition to important factors described elsewhere in this report, the following "Risk Factors," sometimes have affected, and in the future could affect, our actual results and could cause these results during 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf. When we use the terms "Bionova," "we," "us," and "our," these terms refer to the Company and its subsidiaries.

RISKS RELATING TO OUR FINANCIAL CONDITION

WE MAY CONTINUE TO SUSTAIN LOSSES AND ACCUMULATE DEFICITS IN THE FUTURE

         We have sustained losses in 1996, 1997 and 1998. As of June 30, 1999 our accumulated deficit was $79.1 million. For the quarter ended June 30, 1999, we had a net loss of $8.3 million. The factors that caused these losses, including factors described in this section, may continue to limit our ability to make a profit in the future.

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

OUR LEVERAGED POSITION COULD CAUSE US TO BE UNABLE TO MEET OUR CAPITAL NEEDS, WHICH COULD HURT OUR FINANCIAL CONDITION.

         At June 30, 1999 we had $118.8 million of indebtedness and stockholders equity of $28.9 million. This level of indebtedness may pose substantial risks to our company and to our stockholders, including the possibility that we may not generate sufficient cash flow to pay our outstanding debts. Our level of indebtedness may also adversely affect our ability to incur additional indebtedness and finance our future operations and capital needs, and may limit our ability to pursue other business opportunities.

RISKS RELATING TO OUR FARMING AND DISTRIBUTION BUSINESS

BAD WEATHER AND CROP DISEASE CAN AFFECT THE AMOUNT OF PRODUCE WE CAN GROW, WHICH CAN DECREASE OUR REVENUES AND PROFITABILITY

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

LABOR SHORTAGES AND UNION ACTIVITY CAN AFFECT OUR ABILITY TO HIRE WORKERS TO HARVEST AND DISTRIBUTE OUR CROPS, WHICH CAN HURT OUR FINANCIAL CONDITION

         The production of fresh produce is heavily dependent upon the availability of a large labor force to harvest crops. The turnover rate among the labor force is high due to the strenuous work, long hours, necessary relocation and relatively low pay. If it becomes necessary to pay more to attract labor to farm work, our labor costs will increase.

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

ABSA'S RELIANCE ON LEASES AND PRODUCTION ASSOCIATIONS COULD RESULT IN INCREASED COSTS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

         ABSA relies on agricultural land leased from others and production associations with other growers for a large part of its supply. The average term of these land leases is two years and we expect to renew 100% of these land leases as they expire. If the other parties to these leases and other arrangements were to choose not to renew their agreements with ABSA, ABSA would be required to locate alternate sources of supply and/or land or, in some cases, to pay increased rents for land. In addition to increased rental rates, increases in land costs could result from increases in water charges, property taxes and related expenses.

RISKS RELATING TO OUR SCIENTIFIC RESEARCH AND DEVELOPMENT BUSINESS

GOVERNMENT REGULATION CAN CAUSE DELAYS AND INCREASED COSTS, WHICH DECREASE OUR REVENUES AND PROFITABILITY

         Our subsidiaries' activities in the United States are extensively regulated by the Food and Drug Administration, the United States Department of Agriculture, the Environmental Protection Agency, and other federal and state regulatory agencies in the United States. Similarly, our subsidiaries' activities in Mexico are extensively regulated by the Secretaria de Agricultura, Ganaderia y Desarrollo Rural, the Secretaria de Salud, and other federal and state regulatory agencies in Mexico. Also, our products may require regulatory approval or notification in the United States or in other countries in which they are tested, used or sold. The regulatory process may delay research, development, production, or marketing and require more costly and time-consuming procedures, and there can be no assurance that requisite regulatory approvals or registration of our current or future genetically engineered products will be granted on a timely basis.

IF THE PRODUCTS WE DEVELOP AND MARKET ARE NOT COMMERCIAL SUCCESSES, WE WILL NOT RECOUP OUR DEVELOPMENT AND PRODUCTION COSTS, WHICH WILL HURT OUR FINANCIAL CONDITION

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

IF THE PUBLIC IS UNWILLING TO ACCEPT GENETICALLY ENGINEERED PRODUCTS, WE WILL NOT RECOUP OUR DEVELOPMENT AND PRODUCTION COSTS, WHICH WILL HURT OUR FINANCIAL CONDITION

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

         ABSA owns a substantial amount of rural land in Mexico, which it uses to grow fresh fruits and vegetables. Historically, the ownership of rural land in Mexico has been subject to legal limitations and claims by residents of rural communities, which in some cases could lead to the owner being forced to surrender its land. ABSA has been, and continues to be, involved in land dispute proceedings as part of its ordinary course of business. If ABSA is required to surrender any of its land, the volume of fresh fruits and vegetables it produces would decline and adversely affect our profitability. There are currently pending in Mexico two lawsuits challenging the ownership rights of ABSA to rural land it owns in Mexico. If both of these lawsuits were decided against ABSA, ABSA could lose a total of 30% of all the rural land it owns in Mexico.

CURRENCY FLUCTUATIONS AND INFLATION CAN INCREASE THE COST OF OUR PRODUCTS IN THE UNITED STATES AND ABROAD, WHICH DECREASES OUR REVENUES AND PROFITABILITY

         The currency exchange rates in Mexico have historically been volatile. For example, in December 1994, the Mexican government announced its intention to float the Mexican peso against the United States dollar and, as a result, the peso devalued over 40% relative to the dollar during that month. Since January 1995, the value of the peso has decreased approximately 90%. These exchange rate fluctuations impact our subsidiaries' business. If the value of the peso decreases relative to the value of the dollar, then:

         1 imports of produce into Mexico for distribution by our Mexican subsidiary become more expensive in peso terms and therefore more difficult to sell in the Mexican market; and
         2. inflation that generally accompanies reductions in the value of the peso reduces the purchasing power of Mexican consumers, which reduces the demand for all products including produce and, in particular, imported, branded or other premium-quality produce.

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

         Despite the enactment of the North American Free Trade Agreement, Mexico and the United States from time to time are involved in trade disputes. The United States has, on occasion, imposed tariffs, quotas, and importation bans on products produced in Mexico. U.S. tomato growers have brought dumping claims against Mexican tomato growers and may do so again. Because some of our subsidiaries produce products in Mexico, which we sell in the United States, such actions, if taken, could adversely affect our business.

GENERAL BUSINESS RISKS

IF THE NASDAQ WERE TO DELIST OUR COMMON STOCK, THE MARKET FOR, AND THE VALUE OF, THE COMMON STOCK COULD BE ADVERSELY AFFECTED.

         To maintain the listing of our common stock on the Nasdaq National Market, we must continue to meet the Nasdaq National Market's listing requirements. One of the requirements that applies to us requires us to maintain net tangible assets in excess of $4 million. Net tangible assets is the amount of our assets, excluding goodwill, less the amount of our liabilities. At June 30, 1999, our net tangible assets were $0.1 million. If we cannot bring the Company back into compliance with the requirements for continued listing on the Nasdaq National Market, we may apply for listing on the Nasdaq Small-Cap Market. If we are not listed on the Nasdaq Small-Cap Market, our stock will trade in the over-the-counter market, which may limit the liquidity of an investment in our stock. The over-the-counter market is considered volatile because securities traded in that market are subject to substantial and sudden price increases and decreases and, at times, price information for our securities may not be available. In addition, when there is a limited number of market makers, there is a risk that the dealer or group of dealers who are making a market for our securities may control the market in the security and set prices that are not based on competitive forces. This would cause the available offered price to be substantially below the quoted bid price.

BIONOVA INTERNATIONAL, INC. HAS SUBSTANTIAL CONTROL OVER OUR COMPANY AND CAN AFFECT VIRTUALLY ALL DECISIONS MADE BY OUR STOCKHOLDERS

         Bionova International beneficially owns 18,076,839 shares of our common stock accounting for 76.6% of all issued and outstanding shares. As a result, Bionova International has the requisite voting power to significantly affect virtually all decisions made by Bionova and our stockholders, including the power to elect all of our directors and to block corporate actions such as an amendment to most provisions of our certificate of incorporation. This ownership and management structure will inhibit the taking of any action by Bionova which is not acceptable to Bionova International.

WE MAY NOT BE ABLE TO ADAPT OUR MANAGEMENT INFORMATION SYSTEMS AND CONTROLS TO KEEP PACE WITH OUR RAPID GROWTH, WHICH COULD HURT OUR FINANCIAL CONDITION

         Our business has undergone rapid growth through acquisition of complementary businesses. In 1996, we acquired DNA Plant Technology and its subsidiaries. In 1997, we created VPP Corporation to acquire most of the assets of United Agricorp, Inc. In 1998, we acquired full ownership of ABSA and International Produce Holding Company, and their subsidiaries. As a result of these acquisitions, significant strains have been placed on the management, operations and financial resources of our subsidiaries. The realization of our business strategy depends on, among other things, our ability to adapt management information systems and controls and to hire, train and retain qualified employees to allow these operations to be effectively managed. The geographic separation of our subsidiaries' operations exacerbates these issues.

OUR OPERATIONS MAY BE SIGNIFICANTLY AFFECTED BY THE YEAR 2000 PROBLEM

      The Year 2000 problem refers to errors that may occur as a result of computers using two digits rather than four digits to define the applicable year. Software and hardware may recognize a date using "00" as the year 1900, rather than the year 2000. The failure to identify and/or properly correct a Year 2000 problem could result in an interruption in, or a failure of certain normal business activities or operations. Such failures could materially and adversely affect our ability to process transactions, send invoices, or engage in other normal business activities. However, our Year 2000 project is expected to be completed by October 31, 1999. With the completion of this project as scheduled, we believe that the possibility of significant interruptions of normal business activities and operations will be reduced.

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

------------------------------------------------------------------------------------------------------------------------------
                                                                     EXPECTED MATURITY DATE
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Fair
                                       1999       2000       2001       2002      2003     Thereafter       Total       Value
------------------------------------------------------------------------------------------------------------------------------
Short-term debt:
($US Equivalent in millions)
------------------------------------------------------------------------------------------------------------------------------
  U.S. dollar variable rate.....      $ 79.3                                                               $ 79.3       $ 79.3
------------------------------------------------------------------------------------------------------------------------------
    Average interest rate.......         12%
------------------------------------------------------------------------------------------------------------------------------
  Peso variable rate (in $US)...         0.5                                                                  0.5          0.5
------------------------------------------------------------------------------------------------------------------------------
    Average interest rate.......         29%
------------------------------------------------------------------------------------------------------------------------------

Long-term debt:
------------------------------------------------------------------------------------------------------------------------------
  U.S. dollar fixed rate........      $  1.3     $ 3.7                                                     $  5.0       $  5.0
------------------------------------------------------------------------------------------------------------------------------
    Average interest rate.......         10%       10%
------------------------------------------------------------------------------------------------------------------------------
  U.S. dollar variable rate.....      $  0.2     $ 0.2      $ 0.3                                          $  0.7       $  0.7
------------------------------------------------------------------------------------------------------------------------------
    Average interest rate.......         12%       12%        12%
------------------------------------------------------------------------------------------------------------------------------

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

         The Company completed a transaction on March 22, 1999 to refinance its short-term variable rate debt, as discussed in Note 5 to the Financial Statements for the quarter ended June 30, 1999. As a consequence, there was a significant restructuring of the Company's financing between short-term and long-term debt. The following table depicts the impact of this debt restructuring as of June 30, 1999. At June 30, 1999 approximately 3% of the Company's long-term debt was fixed rate debt and 97% was variable rate debt.

------------------------------------------------------------------------------------------------------------------------------
                                                                     EXPECTED MATURITY DATE
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Fair
                                       1999       2000       2001       2002      2003     Thereafter       Total       Value
------------------------------------------------------------------------------------------------------------------------------
Short-term debt:
($US Equivalent in millions)
------------------------------------------------------------------------------------------------------------------------------
  U.S. dollar variable rate....       $ 13.5                                                               $ 13.5       $ 13.5
------------------------------------------------------------------------------------------------------------------------------
    Average interest rate......          10%
------------------------------------------------------------------------------------------------------------------------------
  Peso variable rate (in $US)..          0.5                                                                  0.5          0.5
------------------------------------------------------------------------------------------------------------------------------
    Average interest rate......          25%
------------------------------------------------------------------------------------------------------------------------------

Long-term debt:
------------------------------------------------------------------------------------------------------------------------------
  U.S. dollar fixed rate.......       $  1.3     $ 2.7                                                     $  4.0       $  4.0
------------------------------------------------------------------------------------------------------------------------------
    Average interest rate......          10%       10%
------------------------------------------------------------------------------------------------------------------------------
  U.S. dollar variable rate....       $  0.1     $ 0.2      $ 0.3     $100.0                               $100.6       $100.6
------------------------------------------------------------------------------------------------------------------------------
    Average interest rate......          13%       13%        13%        13%
------------------------------------------------------------------------------------------------------------------------------

EXCHANGE RATE RISK

         The table below provides information about the Company's financial instruments by functional currency that is subject to exchange risk. This information is presented in U.S. dollar equivalents. The table summarizes information on instruments that are sensitive to foreign currency exchange rates, including peso-denominated debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates as of December 31, 1998.

------------------------------------------------------------------------------------------------------------------------------
                                                                     EXPECTED MATURITY DATE
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Fair
                                       1999       2000       2001       2002      2003     Thereafter       Total       Value
------------------------------------------------------------------------------------------------------------------------------
On-Balance sheet
Financial Investments
  ($US Equivalent in millions)
------------------------------------------------------------------------------------------------------------------------------
  Peso short-term debt:
------------------------------------------------------------------------------------------------------------------------------
    Variable rate (in $US)........    $ 0.5                                                                 $ 0.5       $ 0.5
------------------------------------------------------------------------------------------------------------------------------
    Average interest rate.........      25%
------------------------------------------------------------------------------------------------------------------------------
    Expected maturity or
      transaction date............  Dec. 31
------------------------------------------------------------------------------------------------------------------------------


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

         -----------------------------------------------------------------------------------------------
                                            AT DECEMBER 31, 1998
         -----------------------------------------------------------------------------------------------
                                                                                Carrying         Fair
                                                                                 Amount         Value
         -----------------------------------------------------------------------------------------------
         On-balance sheet commodity position:
           Fresh produce crops in process inventory ($US in millions)....       $  8.0          $  8.0
         -----------------------------------------------------------------------------------------------

         -----------------------------------------------------------------------------------------------
         Fixed price contracts:
           Contract volumes  (1,349,100 boxes)
           Weighted average unit price (per 1,349,100 boxes)...............     $ 7.62          $ 7.62
           Contract amount ($US in millions)...............................     $ 10.2          $ 10.2
         -----------------------------------------------------------------------------------------------


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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1998, on August 29, 1997, a lawsuit styled GRACE BROTHERS, LTD. V. DNAP HOLDING CORPORATION, DNA PLANT TECHNOLOGY CORPORATION AND DOES 1 THROUGH 20, INCLUSIVE was filed in the Superior Court of the State of California, County of Alameda. This claim arose out of the merger on September 26, 1996 of DNAP with a wholly-owned subsidiary of the Company. The plaintiff alleged that it owned shares of DNAP's Preferred Stock and that DNAP breached its contractual obligations to the plaintiff by, among other things, not providing special conversion privileges to the preferred stockholders. On February 17, 1999, the Court granted DNAP Holding's and DNAP's Motion for Summary Judgment and dismissed all of the plaintiff's claims. The plaintiff has filed an appeal to the dismissal of this case. DNAP denies any wrongdoing or liability in this matter and intends to vigorously contest this lawsuit.

         As previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1998, in a complaint filed on March 31, 1998, in the Superior Court of the State of California, County of San Mateo, U.A. Local No. 467 Health and Welfare Trust Fund sued numerous defendants including DNAP and various manufacturers and distributors of tobacco products. Since March 31, 1998, DNAP has been named as a defendant in twenty-three additional cases brought on behalf of union trust funds and benefit trusts in the California state courts. DNAP's involvement in these cases arises from allegations regarding research it performed from 1983 through 1994 for a major tobacco company, from whom DNAP is seeking indemnification. In each of these cases, the plaintiff alleges that the defendants engaged in unfair business and advertising practices; committed fraud and deceit, conspiracy to commit fraud, and aiding and abetting fraud; made negligent misrepresentations; and violated California's anti-trust laws. All of the claims against DNAP have been dismissed except for the claims of unfair business practices, for which the plaintiffs are seeking restitution and injunctive relief. If the plaintiffs reassert fraud claims against DNAP, they are likely to seek additional economic damages. The court has approved the consolidation of these cases with a class action styled ENGINEERS LOCAL 12 HEALTH & WELFARE TRUST V. AMERICAN TOBACCO CO., INC., ET AL. pending in the same court. DNAP denies any wrongdoing or liability in this matter and intends to vigorously contest this lawsuit.

         As previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1998, on October 30, 1998, a class action lawsuit styled PECHANGA BAND OF LUISENO MISSION INDIANS ET AL. V. PHILIP MORRIS, INC., ET AL. was filed in the Superior Court of the State of California, County of San Diego. The Plaintiffs sued numerous defendants including DNAP and various manufacturers and distributors of tobacco products. The plaintiff's allegations are substantially identical to the claims made in the above-described cases brought on behalf of union trust funds and benefit trusts. Proceedings in this case are no longer stayed, and DNAP intends to file its answer by August 18, 1999. DNAP denies any wrongdoing or liability in this matter and intends to vigorously contest this lawsuit.

         As previously reported in the Company's quarterly report on Form
10-Q for the quarter ended March 31, 1999, on May 5, 1999, a Second Amended Complaint in a lawsuit styled BRENDA KEITH REIN V. PHILIP MORRIS ET AL. was filed in the Superior Court of California, County of Alameda against various defendants, including DNAP and several manufacturers of cigarettes. DNAP was voluntarily dismissed from this case on June 28, 1999, pursuant to a stipulation by all defendants to toll the statute of limitations for one year.

         On May 12, 1999, a lawsuit styled DAVID TAYLOR, ET AL. V. LORILLARD, INC., ET AL. was filed in the Superior Court of California, County of Alameda against various defendants, including DNAP and several manufacturers of cigarettes. A similar complaint in a lawsuit styled MARY FRANCES JEFFERSON-JACKSON ET AL. V. LORILLARD, INC., ET AL. was filed on June 7, 1999 in the Superior Court of California, County of Contra Costa. In both cases, in addition to other claims brought against the cigarette manufacturers only, the plaintiffs allege that DNAP engaged in deceit and fraudulent concealment and participated in an alleged conspiracy among the named cigarette manufacturers to deceive the public regarding the hazards of smoking. DNAP's involvement in these suits arises from allegations regarding research it performed for a major tobacco company from 1983 through 1994. The plaintiffs are seeking monetary damages and recovery of lost wages and medical expenses. DNAP denies any wrongdoing or liability in this matter and intends to vigorously contest these lawsuits.

         As previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1998, ABSA owns seventy-five hectares (approximately 185 acres) of rural land in the State of Sinaloa, Mexico, which is the subject of a judicial proceeding pending in Mexico initiated by a group of campesinos. The court previously upheld the petition and ordered the land transferred to the petitioners, and ABSA filed a challenge to that ruling. On May 14, 1999, the appellate court agreed with ABSA and ordered that a new judgment be entered in ABSA's favor.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The information required by this item is contained in the Company's quarterly report of Form 10-Q for the quarter ended March 31, 1999.

ITEM 5.  OTHER INFORMATION

RIGHTS OFFERING

         As previously announced, the Company is in the process of implementing a rights offering in which the Company will distribute to each record holder of its common stock three rights (each, a "Right") for every four shares of common stock held by such record holder. Each Right will entitled the holder to purchase one share of common stock at an exercise price of $5.75 per share and will expire on May 31, 2000. In light of management's efforts to develop a means of further capitalizing the Company, management has determined to defer implementation of the rights offering until after a restructuring proposal is approved.

CONTROLLING STOCKHOLDER; CONFLICTS OF INTEREST

         Approximately 76.6% of the outstanding shares of common stock of the Company are owned of record by Bionova International, Inc., an indirect, wholly-owned subsidiary of SaVIA. Therefore, SaVIA has the power to elect a majority of the Company's board of directors and to determine the outcome of any action requiring the approval of the holders of the Company's common stock. This ownership and management structure will inhibit the taking of any action by the Company which is not acceptable to the controlling stockholder.

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

     3.3     Certificate of Amendment to the Certificate of Incorporation of the
             Company effective April 28, 1999 (filed as an exhibit to the Company's
             Quarterly report on Form 10-Q for the quarterly period ended March 31,


             1999 and incorporated herein by reference)

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

    27.1     Financial Data Schedule

     ----------
     * Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(b)  Reports on Form 8-K

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             BIONOVA HOLDING CORPORATION



                             Date:  August 13, 1999          By:           /s/ ARTHUR H. FINNEL
                                                                 -------------------------------------
                                                                             Arthur H. Finnel,
                                                                         Executive Vice President,
                                                                 Treasurer and Chief Financial Officer

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

     3.3 Certificate of Amendment to the Certificate of Incorporation of the Company effective April 28, 1999 (filed as an exhibit to the Company's
          Quarterly report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference)

     3.4* Bylaws of the Company

     4.1* Note Acquisition Agreement dated as of March 22, 1999 among SaVIA,
          S.A. de C.V., the Company, the Holders referred to therein, Morgan
          Guaranty Trust Company of New York, as Administrative Agent and
          Documentation Agent, Bankers Trust Company, as Paying Agent and
          Registrar, and Citibank, N.A., as Collateral Agent.

    27.1  Financial Data Schedule

     ----------
     * Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.