Form 10-Q
period 1999-09-30
BIONOVA HOLDING CORP
filed 1999-11-15
CIK 1020866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

                                       or

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

      As of November 10, 1999, 23,588,031 shares of common stock, par value $0.01 per share, of Bionova Holding Corporation were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BIONOVA HOLDING CORPORATION

                           CONSOLIDATED BALANCE SHEET
                            THOUSANDS OF U.S. DOLLARS

                                                                          September 30,     December 31,
                                                                              1999              1998
                                                                           ---------         ---------
                                                                          (unaudited)
ASSETS
Current assets:
Cash and cash equivalents .........................................        $   6,148         $  15,405
Accounts receivable ...............................................           25,174            28,220
Advances to growers, net ..........................................           16,525            12,186
Inventories .......................................................           12,141            16,478
Other current assets ..............................................            1,849             1,763
                                                                           ---------         ---------
     Total current assets .........................................           61,837            74,052
                                                                           ---------         ---------
Property, plant and equipment, net ................................           39,361            38,611
Patents and trademarks, net .......................................           15,752            17,025
Goodwill, net .....................................................           28,665            29,539
Deferred income taxes .............................................            4,231             4,174
Other assets ......................................................           20,185             4,285
                                                                           ---------         ---------
     Total assets .................................................        $ 170,031         $ 167,686
                                                                           =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans .............................................        $  17,585         $  79,751
Current portion of long-term debt .................................            1,449             1,558
Accounts payable and accrued expenses .............................           16,563            26,075
Accounts due to related parties ...................................            6,190             7,396
Deferred income taxes .............................................            5,315             5,315
                                                                           ---------         ---------
     Total current liabilities ....................................           47,102           120,095
Long-term debt ....................................................          103,412             4,225
                                                                           ---------         ---------
     Total liabilities ............................................          150,514           124,320
                                                                           ---------         ---------
Minority interest .................................................            1,922             1,249
                                                                           ---------         ---------
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized, no shares
  issued and outstanding ..........................................               --                --
Common stock, $.01 par value, 50,000,000 shares authorized,
  23,588,031 shares issued and outstanding ........................              236               236
Additional paid-in capital ........................................          107,918           107,918
Accumulated deficit ...............................................          (90,256)          (65,845)
Accumulated other comprehensive income (loss) .....................             (303)             (192)
                                                                           ---------         ---------
Total stockholders' equity ........................................           17,595            42,117
                                                                           ---------         ---------
Total liabilities and stockholders' equity ........................        $ 170,031         $ 167,686
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

                           BIONOVA HOLDING CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                        AND COMPREHENSIVE INCOME AND LOSS
                            THOUSANDS OF U.S. DOLLARS
                           (EXCEPT PER SHARE AMOUNTS)

                                                                 Three Months Ended                  Nine Months Ended
                                                                    September 30,                      September 30,
                                                           ------------------------------      ------------------------------
                                                               1999               1998             1999              1998
                                                           ------------      ------------      ------------      ------------
Total revenues .......................................     $     51,817      $     43,915      $    180,527      $    191,418
                                                           ------------      ------------      ------------      ------------

Cost of sales ........................................           49,351            44,290           168,218           178,187
Selling and administrative expenses ..................            7,754             5,259            21,246            17,265
Research and development expenses ....................            1,666             1,358             4,894             4,159
Amortization of goodwill, patents and trademarks .....            1,172               730             2,786             2,194
                                                           ------------      ------------      ------------      ------------
                                                                 59,943            51,637           197,144           201,805
                                                           ------------      ------------      ------------      ------------

Operating income (loss) ..............................           (8,126)           (7,722)          (16,617)          (10,387)
                                                           ------------      ------------      ------------      ------------

Interest expense .....................................           (4,735)           (2,052)          (11,570)           (5,640)
Interest income ......................................              697               348             2,445               854
Exchange gain (loss), net ............................              903             1,063               853                98
Other non-operating income ...........................                1                58                --                81
                                                           ------------      ------------      ------------      ------------
                                                                 (3,134)             (583)           (8,272)           (4,607)
                                                           ------------      ------------      ------------      ------------

Income (loss) before income tax ......................          (11,260)           (8,305)          (24,889)          (14,994)

Income tax benefit (expense) .........................             (173)             (420)             (340)             (610)
                                                           ------------      ------------      ------------      ------------

Net income (loss) before minority interest ...........          (11,433)           (8,725)          (25,229)          (15,604)

Minority interest in net loss (income) of subsidiaries              236               485               818             1,324
                                                           ------------      ------------      ------------      ------------

Net income (loss) ....................................     $    (11,197)     $     (8,240)     $    (24,411)     $    (14,280)

Other comprehensive income (expense) net of tax:
    Foreign currency translation adjustments .........             (112)               57              (111)               80
                                                           ------------      ------------      ------------      ------------

Comprehensive income (loss) ..........................     $    (11,309)     $     (8,183)     $    (24,522)     $    (14,200)
                                                           ============      ============      ============      ============

Net income (loss) per share - basic and diluted ......     $      (0.48)     $      (0.45)     $      (1.04)     $      (0.77)
                                                           ============      ============      ============      ============

Weighted average number of common shares outstanding .       23,588,031        18,370,640        23,588,031        18,370,640


   The accompanying notes are an integral part of these financial statements.

                           BIONOVA HOLDING CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                            THOUSANDS OF U.S. DOLLARS

                                                                            Nine Months Ended
                                                                              September 30,
                                                                        -------------------------
                                                                          1999             1998
                                                                        --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ..............................................        $(24,411)        $(14,280)
Items not affecting cash:
  Minority interest ............................................            (818)          (1,324)
  Depreciation .................................................           3,677            2,947
  Amortization of goodwill, patents and trademarks .............           2,474            2,194
  Deferred income taxes ........................................             (57)              24
  Loss from sale of property, plant and equipment ..............              17               --
Net changes (exclusive of subsidiaries acquired or divested) in:
  Accounts receivable and advances to growers, net .............             199              807
  Inventories ..................................................           4,337            4,468
  Accounts payable and accrued expenses ........................          (9,513)          (6,786)
  Other assets .................................................          (2,586)          (1,070)
                                                                        --------         --------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ............         (26,680)         (13,020)
                                                                        --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment .....................          (5,380)          (3,899)
Proceeds from divestiture of Van Namen, net of cash divested ...              --              637
Payment for purchase of companies ..............................            (349)            (476)
                                                                        --------         --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ............          (5,729)          (3,738)
                                                                        --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings ............................         (62,275)         (11,567)
Net change in long-term borrowings .............................          99,188             (111)
Accounts due to related parties ................................          (1,206)          26,773
Restricted cash ................................................         (12,555)              --
                                                                        --------         --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ............          23,152           15,095
                                                                        --------         --------

Net increase (decrease) in cash and cash equivalents ...........          (9,257)          (1,663)
Cash at beginning of year ......................................          15,405            6,600
                                                                        --------         --------
Cash at end of period ..........................................        $  6,148         $  4,937
                                                                        ========         ========

   The accompanying notes are an integral part of these financial statements.

                           BIONOVA HOLDING CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

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

NOTE 2 - GENERAL

            In management's opinion, the accompanying unaudited consolidated financial statements for Bionova Holding for the three and nine month periods ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except the December 31, 1998 balance sheet. This report and the accompanying unaudited and audited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its 1998 Annual Report for the fiscal year ended December 31, 1998. Footnotes which would substantially duplicate disclosures in the Company's audited financial statements for the fiscal year ended December 31, 1998 contained in the 1998 Annual Report have been omitted. The interim financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending December 31, 1999.

NOTE 3 - NET LOSS PER COMMON SHARE

            The weighted average number of common shares outstanding during the three and nine month periods ended September 30, 1999 and 1998 was 23,588,031 and 18,370,640, respectively.

NOTE 4 - INVENTORIES

            Inventories consist of the following:

                                           September 30,   December 31,
                                               1999            1998
                                             -------         -------
Finished produce ....................          1,968           2,756
Growing crops .......................          5,487           8,020
Advances to suppliers ...............            344             299
Spare parts and materials ...........          3,139           3,977
Merchandise in transit and other ....          1,238           1,566
                                             -------         -------
                                              12,176          16,618
Allowance for slow moving inventories            (35)           (140)
                                             -------         -------
                                              12,141          16,478
                                             =======         =======

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

                                                                        ($000's)
                                                                                                   Total of
                                                                                Research and      Reportable
                                               Farming         Distribution     Development       Segments
                                               -------         ------------     -----------       --------
JANUARY 1 - SEPTEMBER 30, 1999
Revenues from unaffiliated customers ..            (434)         175,659            5,083          180,308
Inter-segment revenues ................          42,862               --               --           42,862
                                               --------         --------         --------         --------
Total revenues ........................          42,428          175,659            5,083          223,170
                                               ========         ========         ========         ========

Operating income (loss) ...............         (12,085)            (841)          (3,691)         (16,617)
Depreciation and amortization .........           3,739              690            1,722            6,151
Identifiable assets at September 30 (1)          73,507           51,250           42,152          166,909
Acquisition of long-lived assets ......           4,379            1,117              233            5,729

JANUARY 1 - SEPTEMBER 30, 1998
Revenues from unaffiliated customers ..              19          187,284            4,115          191,418
Intersegment transfers ................          50,017               37               --           50,054
                                               --------         --------         --------         --------
Total revenues ........................          50,036          187,321            4,115          241,472
                                               ========         ========         ========         ========

Operating income (loss) ...............          (8,295)           1,434           (3,526)         (10,387)
Depreciation and amortization .........           2,676            1,153            1,312            5,141
Identifiable assets at September 30 (1)          65,968           41,802           34,429          142,199
Acquisition of long-lived assets ......           3,331            1,033               11            4,375

NOTES:
1. IDENTIFIABLE ASSETS for segments are defined as total assets less cash in banks, deferred income taxes and investment in shares.

            Reconciliation of the segments to total consolidated amounts is set forth below:

                                                                          ($000's)
                                                                   JANUARY 1 - SEPTEMBER 30
                                                                    1999             1998
                                                                  --------         --------
REVENUES
    Total segment revenues ...............................         223,170          241,472
    Other non-segment revenues ...........................             219               --
    Eliminations of inter-segment revenues ...............         (42,862)         (50,054)
                                                                  --------         --------
    Consolidated revenues ................................         180,527          191,418
                                                                  ========         ========

INCOME BEFORE TAXES
    Total operating income (loss) from reportable segments         (16,617)         (10,387)
    Interest, net ........................................          (9,125)          (4,705)
    Exchange gain (loss) .................................             853               98
                                                                  --------         --------
Consolidated income (loss) before taxes ..................         (24,889)         (14,994)
                                                                  ========         ========

ASSETS
    Total segment identifiable assets ....................         166,909          142,199
    Unallocated and corporate assets (1) .................          30,427            9,757
    Eliminations (2) .....................................         (27,305)         (20,699)
                                                                  --------         --------
    Consolidated assets ..................................         170,031          131,257
                                                                  ========         ========

NOTES:
1. Includes Bionova Holding's and segments' cash in banks, deferred income taxes and other corporate assets.
2. Consists principally of inter-segment intercompany balances.

            Revenue from external customers by product / service category is set forth below:

                                                                          ($000's)
                                                                                                     Total of
                                                                                  Research and      Reportable
                                                  Farming       Distribution      Development        Segments
                                                  -------       ------------      -----------        --------
JANUARY 1 - SEPTEMBER 30, 1999
Core vegetables (1)......................                          90,574                              90,574
Fruits and other fresh produce (2).......          (434)           85,085                              84,651
Contracted R&D revenue...................                                             4,382             4,382
Licensed technology and royalties........                                               701               701

JANUARY 1 - SEPTEMBER 30, 1998
Core vegetables (1)......................                         93,612                               93,612
Fruits and other fresh produce (2).......            19           93,672                               93,691
Contracted R&D revenue...................                                             3,015             3,015
Licensed technology and royalties........                                             1,100             1,100

NOTES:
1. Core vegetables include tomatoes, bell peppers and cucumbers.
2. Fruits and other fresh produce include papayas, mangoes, grapes, melons, watermelons and others.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

            Bionova Holding Corporation (formerly known as DNAP Holding Corporation), a Delaware corporation (together with its subsidiaries, unless the context requires otherwise, "Bionova Holding" or the "Company"), was formed in January 1996, and acts as a holding company for (i) Agrobionova, S.A. de C.V., a corporation organized under the laws of the United Mexican States, of which the Company owns 80% ("ABSA"), (ii) International Produce Holding Company, a Delaware corporation, of which the Company owns 100% ("IPHC"), (iii) DNA Plant Technology Corporation, a Delaware corporation, of which the Company owns 100% ("DNAP"), and (iv) VPP Corporation, a Delaware corporation, of which the Company owns 100% ("VPP"). Since October 6, 1998, approximately 76.6% of the outstanding common stock of the Company has been indirectly owned by SaVIA, S.A. de C.V.

            The Company classifies its business into three fundamental business segments. The FARMING segment consists principally of ABSA's interests in 100% Company-owned fresh produce production facilities and joint ventures with other growers. The DISTRIBUTION segment consists of Interfruver de Mexico, S.A. de C.V. ("Interfruver"), which engages in the business of marketing and distributing fresh produce in Mexico, FreshWorld Farms, Inc., which sells and distributes fresh produce in the eastern United States, and IPHC, which owns total or majority interests in sales and distribution companies in the United States and Canada. The RESEARCH AND DEVELOPMENT segment consists of DNAP and VPP, two companies which are focused on the development and application of genetic engineering and transformation technologies to fruits and vegetables and the intellectual properties associated with these development efforts.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

            Consolidated total revenues increased by 18% from $43.9 million in the third quarter of 1998 to $51.8 million in the third quarter of 1999. Consolidated gross profit (revenues less cost of sales) was a loss of $0.4 million for the third quarter of 1998, as compared with a profit of $2.5 million for the third quarter 1999. The Company's consolidated operating loss increased from $7.7 million in the third quarter of 1998 to $8.1 million in the third quarter of 1999.

            FARMING segment revenues, the majority of which are eliminated in consolidation, declined from $14.6 million in the third quarter of 1998 to $10.3 million in the third quarter of 1999 due to the elimination and scale down of four of ABSA's joint ventures. The very heavy production of tomatoes in California kept prices very low throughout the summer. Poor weather conditions also affected the quality and yields of ABSA's joint ventures. These factors, in conjunction with the write down of receivables associated with the termination of the four joint ventures caused the loss at the gross profit line and the operating loss of the Farming segment to increase from $2.9 million and $4.2 million, respectively, in the third quarter of 1998 to $4.2 million and $5.6 million, respectively, in the third quarter of 1999.

            Revenues of the DISTRIBUTION segment increased from $43.2 million in the third quarter of 1998 to $50.2 million in the third quarter of 1999. As has been the case throughout this year, production volumes from the Company's farming operations fell short of forecast and were below those of the third quarter a year ago. Despite this, Bionova's distribution companies, in the aggregate, turned in a strong performance in the third quarter due to the companies' continuing efforts to develop new grower relationships and source product from outside of the company's farming operations. Several of the companies turned in particularly strong performances, including Premier Fruits and Vegetables in Montreal, which achieved a 50% increase in this year's third quarter versus a year ago, and Interfruver in Mexico and R.B. Packing of California, both of which achieved increases of 14% from the third quarter of 1998 to the same quarter in 1999. As a result, the Distribution segment, which got off to a very difficult start this year due to the significant shortfalls in production during the first quarter, closed the revenue gap versus prior year from 16% at the end of the first quarter to 7% at the end of the third quarter.

            Aggressive efforts launched earlier this year to improve margins in the Distribution segment continued to show positive results. Distribution gross margins increased from $1.3 million in the third quarter of 1998 to $4.2 million in the third quarter of 1999, and as a percent of sales from 3.0% to 8.5%, respectively. The operating loss of the Distribution segment was $1.5 million in both the third quarters of 1998 and 1999, as higher sales and administrative expenses in the third quarter of 1999 resulting from the addition of new sales and marketing staff recruited to support sales expansion programs and a higher level of corporate overhead expense allocated to the segment offset the improved gross margins achieved in the third quarter of 1999.

            Revenues of the RESEARCH AND DEVELOPMENT segment increased from $0.9 million in the third quarter of 1998 to $2.2 million in the third quarter of 1999. This increase was due to the recognition of additional contract revenues stemming from the long-term funded research agreement with SaVIA signed at the time of the Merger in 1996. SaVIA was obligated to fund DNAP at least $9 million over the three year period that ended on September 30, 1999. The research activity on behalf of Seminis, a subsidiary of SaVIA had accounted for $7.5 million of this obligation over the three year period. To fulfill the balance of this obligation SaVIA funded additional activities during this year's third quarter that are not likely to be continued. This increase in revenues translated directly to higher gross profit generation in this segment of the business. Research expenses were $0.3 million higher, and amortization of patents and trademarks increased by $0.1 million in the third quarter of 1999 as compared with the same quarter of 1998 due to the continuing scale up of the Company's strawberry program. This combination of factors caused the Research and Development segment to experience an operating loss of $1.0 million in the third quarter of 1999, which was $0.9 million lower than the same quarter a year ago.

            Interest expense increased to $4.7 million in the third quarter of 1999 from $2.1 million in the same quarter of 1998. This $2.6 million increase was due to a higher overall level of debt outstanding and the higher interest rates and amortization of the long-term debt issuance costs associated with the Senior Guaranteed Floating Rate Notes issued on March 22nd of this year.

            Interest income increased $0.3 million for the third quarter of 1999 from the same quarter of 1998. This increase was due primarily to higher grower receivables and interest rates being charged on this grower financing in both the Farming and Distribution segments and interest earned on the restricted interest reserve account.

            In the third quarter of 1999 the Company experienced a foreign exchange gain of $0.9 million as compared to a foreign exchange gain of $1.1 million in the same period of 1998. While not impacting 1999 results significantly because the Mexican peso has strengthened from its closing exchange rate on December 31, 1998, a major change that could affect comparisons year-on-year in the future is that as of January 1, 1999, Mexico ceased to be considered a highly inflationary economy. Interfruver, whose functional currency is the peso, will now account for foreign exchange impacts on non-monetary balance sheet accounts as changes to the cumulative translation account under shareholders equity rather than as foreign exchange gains and losses on the consolidated statement of operations.

            During the third quarter of 1999, the share of losses allocable to minority interests was $0.2 million as compared to $0.5 million in the same quarter of 1998. The 1999 and 1998 allocations of losses are consistent with the minority positions held across the operating subsidiaries of the Company.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

            Consolidated total revenues, gross profit (revenues less cost of sales), and the Company's consolidated operating loss were $180.5 million, $12.3 million, and $16.6 million, respectively, in the first nine months of 1999 as compared with $191.4 million, $13.2 million, and $10.4 million for the same period in 1998.

            FARMING segment revenues, the majority of which are eliminated in consolidation, for the nine months ended September 30, 1999 were $42.4 million as compared with $50.0 million during the same period in 1998. Sales volumes declined by 20%, which was a direct consequence of low production stemming from the unusually cold weather conditions that prevailed in the state of Sinaloa, Mexico from

December 1998 through April 1999 and heavy rains throughout Mexico during the summer months. These conditions served to offset the significant efforts undertaken by ABSA to reduce costs and improve the growing and packing operations across ABSA's production regions. Weighted average prices were slightly higher during the first nine months of 1999, offsetting to some extent the impact of the low sales volumes. Farming segment gross profit declined by $3.4 million and the operating loss increased from $8.3 million to $12.1 million for the first nine months of 1998 to the same period in 1999. The decline in gross margin stemmed from the poor production output in 1999, which increased average unit production costs and the write down of receivables associated with the termination of four of ABSA's joint ventures. ABSA's administrative expenses increased slightly for the first nine months of 1999 as compared with the same period in 1998 due to higher salary and wage costs, which were consistent with the rate of inflation in Mexico during the past year. The Company continues to believe it can achieve 10-15% operating margins in its wholly-owned operations in Sinaloa, Hermosillo, and Baja California Sur and in its joint venture growing operations in Baja California Norte in the future with a return of more normal weather conditions. However, the Company has determined that a better pricing environment and/or a significant lowering of costs will be required to achieve these same margins in its Culiacan, Sinaloa growing operations.

            DISTRIBUTION segment revenues declined from $187.3 million for the nine months ended September 30, 1998 to $175.7 million for same period of 1999. This decrease in revenues of $11.6 million was due to the low volumes and quality of products produced in Culiacan during the first half of the year resulting from cold weather conditions and the discontinuation of a FreshWorld Farms Florida grower, which generated very little income for the company. Revenues in the Company's other U.S., Canadian, and Mexican distribution operations increased by $11.6 million for the first nine months of 1999 as compared with the same period in 1998. These gains were achieved through strong efforts to develop new grower relationships and source product from outside of the Company's farming operations. Gross profit (sales less cost of sales) of the Distribution segment increased by $1.5 million for the first nine months of 1999 as compared with the same period in 1998 due to improved performances by Premier Fruits and Vegetables in Montreal, Interfruver in Mexico, and Bionova Produce, Inc. of Arizona. Operating income of the Distribution segment for the nine months ended September 30, 1999 declined by $2.3 million from the same period in 1998 due to higher selling and administrative expenses associated with the addition of new sales and marketing staff recruited for the sales expansion programs, upgrades to the Company's management information systems, and a higher level of corporate overhead expense allocated to the segment. While the 1999 results to date reflected a 0.6% operating loss on sales, the Company believes it can achieve at least a 2.5-3.0% operating margin in this segment of the business in the year 2000 by increasing volumes and thereby leveraging its existing infrastructure, and by making its FreshWorld Farms operation profitable.

            Revenues and gross profit for the RESEARCH AND DEVELOPMENT segment increased by $1.0 million for the first nine months of 1999 as compared with the same period in 1998. This increase was due to the recognition of additional contract revenues stemming from the long-term funded research agreement with SaVIA signed at the time of the Merger in 1996. SaVIA was obligated to fund DNAP at least $9 million over the three year period that ended on September 30, 1999. The research activity on behalf of Seminis, a subsidiary of SaVIA had accounted for $7.5 million of this obligation over the three year period. To fulfill the balance of this obligation SAVIA funded additional activities during this year's third quarter that are not likely to be continued. Research and development expenses increased from $4.2 million for the first nine months of 1998 to $4.9 million for the same period in 1999. These higher expenses were a direct consequence of the scale up of the Company's strawberry program following the acquisition of Monsanto's strawberry assets in December 1998. This combination of factors plus increased amortization expense and overhead allocation caused the Research and Development segment to experience an operating loss of $3.7 million for the first nine months of 1999, as compared with an operating loss of $3.5 million for the same period in 1998.

            Interest expense for the nine months ended September 30, 1999 was $11.6 million as compared with $5.6 million in the same period of 1998. This $6.0 million increase was due to a higher overall level of debt outstanding, the higher interest rates and amortization of the long-term debt issuance costs associated with the Senior Guaranteed Floating Rate Notes issued on March 22nd of this year, and the recognition of the remaining balance of up front fees that had not previously been amortized on the

Company's $30 million one-year credit facility with the Bank of Montreal that was retired in March of this year.

            Interest income increased $1.6 million for the first nine months of 1999 from the same period of 1998. This increase was due primarily to higher grower receivables and interest rates being charged on this grower financing in both the Farming and Distribution segments and interest earned on the restricted interest reserve account.

            In the first nine months of 1999 the Company experienced a foreign exchange gain of $0.9 million as compared to a foreign exchange gain of $0.1 million in 1998 due to gains in the Mexican peso and the Canadian dollar. While not impacting 1999 results significantly because the Mexican peso has strengthened from its closing exchange rate on December 31, 1998, a major change that could affect comparisons year-on-year in the future is that as of January 1, 1999, Mexico ceased to be considered a highly inflationary economy. Interfruver, whose functional currency is the peso, will now account for foreign exchange impacts on non-monetary balance sheet accounts as changes to the cumulative translation account under shareholders equity rather than as foreign exchange gains and losses on the consolidated statement of operations.

            During the first nine months of 1999, the share of losses allocable to minority interests was $0.8 million as compared to $1.3 million in the same period of 1998. The 1999 and 1998 allocations of losses are consistent with the minority positions held across the operating subsidiaries of the Company.

CAPITAL EXPENDITURES

            During the first nine months of 1999, the Company made capital investments of $5.4 million in property, plant and equipment. The majority of the funds were spent by the Farming segment ($4.0 million) to complete the new packaging facilities in Culiacan and La Paz, Mexico and to improve housing facilities for field workers in Culiacan and La Paz. Some new investments also were made to increase capacity in the Company's distribution operations ($1.1 million).

LIQUIDITY AND CAPITAL RESOURCES

            For the nine months ended September 30, 1999, the Company used $26.7 million of cash in operating activities. Cash used in the results of operations amounted to $19.0 million (i.e., net income, minority interest, depreciation, and amortization). Working capital requirements increased by $7.7 million during the first nine months of 1999. Accounts receivable and advances to growers generated $0.2 million of cash in the nine months of 1999, as $4.3 million of financing was provided to joint ventures with growers (net of loss accruals) and customer receivables declined by $4.5 million. Inventories declined by $4.3 million and accounts payable and accrued expenses decreased by $9.5 million, both of which were consistent with the end of the Culiacan, Baja California and Hermosillo growing seasons. The $2.7 million cash requirement for other assets reflected a payment to one of the Company's joint farming ventures towards the acquisition of new packaging and other equipment in 1999, the prepaid commission fee on the long term bank loan, and the collection of a collateral receipt for the import of Chilean product into Mexico.

            Cash generated from financing activities during the first nine months of 1999 was $23.2 million. Bionova Holding issued $100 million of Senior Guaranteed Floating Rate Notes due 2002. Part of the proceeds from this long-term debt was used to pay down $65.7 million of short-term bank debt and $2.2 million of accounts due to related parties. Up front fees of $3.0 million were paid to the lead banks which arranged this long-term financing. As one of the conditions of the agreement for the floating rate notes, $12.6 million was on deposit on March 22, 1999 in trust as an interest reserve account representing one year's worth of interest on the debt.

            Due to the losses incurred during the third quarter the Company's liquidity and equity positions have continued to deteriorate. Company management has determined that further capitalization is required to provide the necessary resources to carry forward its business plan and to address the Company's high level of debt. During the third quarter the Company held discussions with its parent company, SaVIA, as regards the possible need for financial support over the next year. At this time SaVIA has not committed to providing supplemental financial support. Management also reviewed a variety of strategic alternatives and other approaches to improve the capitalization of the Company during the quarter. This review and evaluation of alternative courses of action is continuing, and will be reported as material developments occur.

YEAR 2000 ("Y2K") UPDATE

BACKGROUND

            The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business as material developments occur.

THE PROJECT

            The Company's Y2K project includes both information technology ("IT") and non-IT systems and has been divided into four principal sections. These sections are (1) hardware, (2) software, (3) non-IT systems, and (4) third parties (suppliers, customers, and other). Sections 1, 2, and 3 have, or will go through seven phases, as follows: (i) an inventory of all items relevant to Y2K,
(ii) assignment of priorities regarding each of these items for the Company's activities in the Y2K, (iii) determination of the Company's current Y2K capability and compliance with regard to each of these items, (iv) preliminary testing of Y2K capability, (v) maintenance and or replacement of items that fail to meet Y2K requirements, (vi) validation that maintenance and replacement changes meet Y2K requirements, and (vii) design of contingency plans

            In Bionova Holding's last 10-Q for the quarter ending June 30, 1999 the Company stated that Bionova Holding and all of its subsidiaries had completed all of the sections of this project with the exceptions of ABSA, Bionova Produce, Inc. of Arizona and Texas, and R.B. Packing of California, Inc. Since that time ABSA has completed the update of all of its operating systems to be Y2K compliant and has received assurances from all of its vendors that they are Y2k compliant. ABSA's remaining concern is that of border crossings of materials it requires from the United States into Mexico when the new year begins. ABSA has developed contingency plans to assure sufficient packing and other materials are on hand at its packing facilities in Mexico to protect against possible shortages developing if border crossings are slowed down for a short period of time. Bionova Produce, Inc. of Arizona and Texas installed an entirely new set of operating and accounting systems during the month of October, and while the company is still in the process of fine tuning these systems, is operating successfully with them as of this date and is now Y2K compliant. R.B. Packing of California, its sister company, expects to complete the installation of this same system by the first week of December and thereby achieve Y2K compliance. As a backup, R.B. Packing of California has purchased a "patch" for its current operating and accounting systems that still must be tested, but for which the vendor has given the company assurance that this patch provides the necessary changes so the systems will be Y2K compliant.

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

RISKS RELATING TO OUR FINANCIAL CONDITION

WE MAY CONTINUE TO SUSTAIN LOSSES AND ACCUMULATE DEFICITS IN THE FUTURE

            We have sustained losses in 1996, 1997 and 1998. As of September 30, 1999 our accumulated deficit was $90.3 million. For the quarter ended September 30, 1999, we had a net loss of $11.3 million. The factors that caused these losses, including factors described in this section, may continue to limit our ability to make a profit in the future.

WE MAY NEED ADDITIONAL FINANCING TO ACHIEVE OUR GROWTH AND TECHNOLOGY OBJECTIVES, WHICH COULD HURT OUR FINANCIAL CONDITION

            We may need additional capital to meet our growth objectives, working capital requirements, and to fund the purchase and development of new technologies. Our projected cash flows from operations and existing capital resources, including our existing credit lines, may not be sufficient. Therefore, our ability to pursue these objectives may depend on our ability to obtain additional capital, which could cause us to incur additional debt or issue additional equity securities. We cannot assure you that additional capital will be available on satisfactory terms, if at all, and, as a result, we may be restricted in our pursuit of future growth and technology strategies.

OUR LEVERAGED POSITION COULD CAUSE US TO BE UNABLE TO MEET OUR CAPITAL NEEDS, WHICH COULD HURT OUR FINANCIAL CONDITION.

            At September 30, 1999 we had $122.4 million of indebtedness and stockholders equity of $17.6 million. This level of indebtedness may pose substantial risks to our company and to our stockholders, including the possibility that we may not generate sufficient cash flow to pay our outstanding debts. Our level of indebtedness may also adversely affect our ability to incur additional indebtedness and finance our future operations and capital needs, and may limit our ability to pursue other business opportunities.

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

            The currency exchange rates in Mexico have historically been volatile. For example, in December 1994, the Mexican government announced its intention to float the Mexican peso against the United States dollar and, as a result, the peso devalued over 40% relative to the dollar during that month. Since January 1995, the value of the peso has decreased approximately 90%. These exchange rate fluctuations impact our subsidiaries' business. If the value of the peso decreases relative to the value of the dollar, then:

            1. imports of produce into Mexico for distribution by our Mexican subsidiary become more expensive in peso terms and therefore more difficult to sell in the Mexican market; and

            2. inflation that generally accompanies reductions in the value of the peso reduces the purchasing power of Mexican consumers, which reduces the demand for all products including produce and, in particular, imported, branded or other premium-quality produce.

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

WE MAY NOT BE ABLE TO ADAPT OUR MANAGEMENT INFORMATION SYSTEMS AND CONTROLS TO KEEP PACE WITH OUR FUTURE GROWTH, WHICH COULD HURT OUR FINANCIAL CONDITION

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

OUR OPERATIONS MAY BE SIGNIFICANTLY AFFECTED BY THE YEAR 2000 PROBLEM

         The Year 2000 problem refers to errors that may occur as a result of computers using two digits rather than four digits to define the applicable year. Software and hardware may recognize a date using "00" as the year 1900, rather than the year 2000. The failure to identify and/or properly correct a Year 2000 problem could result in an interruption in, or a failure of certain normal business activities or operations. Such failures could materially and adversely affect our ability to process transactions, send invoices, or engage in other normal business activities. However, our Year 2000 project is virtually complete, and the final pieces are expected to be in place by the first week of December 1999. With the completion of this project as scheduled, we believe that the possibility of significant interruptions of normal business activities and operations will be reduced.


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

                                                                              EXPECTED MATURITY DATE
                                                 ---------------------------------------------------------------------------------
                                                                                                                            Fair
                                                 1999        2000      2001       2002    2003     Thereafter    Total      Value
                                                 ----        ----      ----       ----    ----     ----------    -----      -----
Short-term debt:
($US Equivalent in millions)
     U.S. dollar variable rate..............    $ 79.3                                                           $ 79.3     $ 79.3
       Average interest rate................       12%
     Peso variable rate (in $US)                   0.5                                                              0.5        0.5
       Average interest rate................      29%
Long-term debt:
     U.S. dollar fixed rate.................    $  1.3      $  3.7                                                $ 5.0      $ 5.0
       Average interest rate................      10%         10%
     U.S. dollar variable rate..............    $  0.2      $  0.2    $  0.3                                      $ 0.7      $ 0.7
       Average interest rate................      12%         12%       12%

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

            The Company completed a transaction on March 22, 1999 to refinance its short-term variable rate debt, as discussed in Note 5 to the Financial Statements for the quarter ended September 30, 1999. As a consequence, there was a significant restructuring of the Company's financing between short-term and long-term debt. The following table depicts the impact of this debt restructuring as of September 30, 1999. At September 30, 1999 approximately 4% of the Company's long-term debt was fixed rate debt and 96% was variable rate debt.


                                                                         EXPECTED MATURITY DATE
                                               ----------------------------------------------------------------------------------
                                                                                                                        Fair
                                               1999     2000      2001      2002      2003    Thereafter     Total      Value
                                               ----     ----      ----      ----      ----    ----------     -----      -----
Short-term debt:
($US Equivalent in millions)
     U.S. dollar variable rate.........       $ 17.1                                                          $ 17.1    $  17.1
       Average interest rate...........         10%
      Peso variable rate (in $US)                0.5                                                             0.5        0.5
       Average interest rate...........         23%
Long-term debt:
     U.S. dollar fixed rate............        $ 1.3     $ 2.9                                                $  4.2     $  4.2
       Average interest rate...........         10%       10%
     U.S. dollar variable rate.........        $ 0.1     $ 0.3     $ 0.3    $100.0                            $100.7     $100.7
       Average interest rate...........         13%       13%       13%       13%

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

                                                                              EXPECTED MATURITY DATE
                                                  ---------------------------------------------------------------------------------
                                                                                                                             Fair
                                                  1999        2000       2001      2002     2003     Thereafter     Total    Value
                                                  ----        ----       ----      ----     ----     ----------     -----    -----
On-Balance sheet
Financial Investments
         ($US Equivalent in millions)
     Peso short-term debt:
       Variable rate (in $US)..........          $  0.5                                                              $ 0.5    $ 0.5
       Average interest rate...........            23%
       Expected maturity or
         Transaction date..............         Dec. 31

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


                                                                                   AT DECEMBER 31, 1998
                                                                                   Carrying         Fair
                                                                                    Amount         Value
  On-balance sheet commodity position:
        Fresh produce crops in process inventory ($US in millions)............       $ 8.0          $ 8.0
  Fixed price contracts:
        Contract volumes  (1,349,100 boxes)
        Weighted average unit price (per 1,349,100 boxes).....................       $ 7.62         $ 7.62
        Contract amount ($US in millions).....................................       $10.2          $10.2


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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            On July 15, 1999, a lawsuit styled LLOYD GLASS V. PHILIP MORRIS INCORPORATED, ET AL. was filed in the District Court for Clark County, Nevada against various defendants, including DNAP and several manufacturers of cigarettes. A similar complaint in a lawsuit styled RANDI C. REYNOLDS, ET AL. V. PHILIP MORRIS INCORPORATED, ET AL. was filed on October 4, 1999 in the Superior Court of California, County of Ventura. In both cases, in addition to other claims brought against the cigarette manufacturers only, the plaintiffs allege that DNAP engaged in deceit and fraudulent concealment and participated in an alleged conspiracy among the named cigarette manufacturers to deceive the public regarding the hazards of smoking. DNAP's involvement in these suits arises from allegations regarding research it performed for a major tobacco company from 1983 through 1994. In both cases, the plaintiffs are seeking monetary damages and recovery of lost wages and medical expenses. In addition, the plaintiffs in the REYNOLDS case are seeking special and punitive damages. DNAP denies any wrongdoing or liability in these matters and intends to vigorously contest these lawsuits.

            In May, 1999, a lawsuit styled MYRTLE L. PAXTON V. PHILIP MORRIS INCORPORATED, ET AL. was filed in the Circuit Court of Mercer County, West Virginia against various defendants, including DNAP and several manufacturers of cigarettes. In the complaint, the plaintiff asserts numerous claims against the cigarette manufacturers, including negligence and strict liability with respect to the sale of cigarettes, deceit and fraudulent concealment, conspiracy, breach of warranty arising out of cigarette sales, and unfair competition and false advertising relating to cigarette sales. The plaintiff also asserts all of these claims against DNAP, but fails to provide any factual basis for claims against DNAP relating to the sale of cigarettes. DNAP's involvement in this suit arises from allegations regarding research it performed for a major tobacco company from 1983 through 1994. The plaintiff is seeking monetary damages and recovery of lost wages and medical expenses. Proceedings in this case have been stayed. DNAP denies any wrongdoing or liability in this matter and intends to vigorously contest this lawsuit.

ITEM 5.  OTHER INFORMATION

BIONOVA HOLDING'S LISTING MOVED FROM THE NASDAQ TO THE AMEX

              On November 4, 1999 Bionova Holding Corporation's common stock began trading on the American Stock Exchange. The new symbol on the American Stock Exchange for the Company is "BVA".

RIGHTS OFFERING

            The Company previously announced its intention to implement a rights offering that would result in the Company distributing to each record holder of its common stock three rights (each, a "Right") for every four shares of common stock held by such record holder. Each Right will entitle the holder to purchase one share of common stock at an exercise price of $5.75 per share and will expire on May 31, 2000. As stated in the Company's 10-Q for the quarter ended June 30, 1999, management temporarily deferred implementation of the rights. As no restructuring proposal has yet been presented, management of the Company has now determined to proceed to take the necessary steps to issue the Rights as quickly as possible. This requires that the Company complete its responses to comments made by the SEC on the Company's S-3 registration statement and other filings. The Company intends to issue the rights promptly after the registration statement is declared effective by the SEC.

CONTROLLING STOCKHOLDER; CONFLICTS OF INTEREST

            Approximately 76.6% of the outstanding shares of common stock of the Company are owned of record by Bionova International, Inc., an indirect, wholly-owned subsidiary of SaVIA. Therefore, SaVIA has the power to elect all of the Company's board of directors and to determine the outcome of any action requiring the approval of the holders of the Company's common stock. This ownership and management structure will inhibit the taking of any action by the Company which is not acceptable to the controlling stockholder.

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

      3.2 Certificate of Amendment to the Certificate of Incorporation of the Company effective September 26, 1996 (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1996 and incorporated herein by reference).

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


                                                    BIONOVA HOLDING CORPORATION



Date:  November 14, 1999                            By:  /s/ ARTHUR H. FINNEL
                                                    --------------------------
                                                        Arthur H. Finnel,
                                                    Executive Vice President,
                                                    Treasurer and Chief
                                                    Financial Officer

                                INDEX TO EXHIBITS


(a)  Exhibits

      3.3 Certificate of Incorporation of the Company (filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-09975) and incorporated herein by reference).

      3.4 Certificate of Amendment to the Certificate of Incorporation of the Company effective September 26, 1996 (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1996 and incorporated herein by reference).

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