Form 10-K
period 1999-12-31
BIONOVA HOLDING CORP
filed 2000-03-23
CIK 1020866

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes / / No /X/

 Aggregate market value of Common Stock held by non affiliates as of March 13,
                               2000: $15,845,540

 Number of shares of Common Stock outstanding as of March 13, 2000: 23,588,031

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant's definitive proxy statement filed for its 2000 annual meeting of stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I......................................................      3
  ITEM 1.  BUSINESS.........................................      3
    Overview................................................      3
    Background..............................................      3
    Production..............................................      4
    Marketing and Distribution..............................      4
    Research and Development................................      5
    Technology Alliances and Acquisitions...................      6
    Fresh Produce Proprietary Product Development...........      7
    Proprietary Protection..................................      7
    Governmental Regulation.................................      8
    Competition.............................................      9
    Employees...............................................      9
    Controlling Stockholder; Conflicts of Interest..........     10
    ITEM 2.  PROPERTIES.....................................     10
    ITEM 3.  LEGAL PROCEEDINGS..............................     11
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
     HOLDERS................................................     13
    EXECUTIVE OFFICERS OF THE COMPANY.......................     13
PART II.....................................................     14
  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
    STOCKHOLDER MATTERS.....................................     14
  ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.............     15
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS.....................     17
    Overview................................................     17
    Results of Operations...................................     17
    Capital Expenditures....................................     21
    Liquidity and Capital Resources.........................     21
    Year 2000 Update........................................     23
    New Accounting Pronouncements...........................     23
    Disclosure Regarding Forward Looking Statements.........     23
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
    MARKET RISK.............................................     27
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......     29
  ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
    FINANCIAL DISCLOSURE....................................     61
PART III....................................................     61
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
    COMPANY.................................................     61
  ITEM 11.  EXECUTIVE COMPENSATION..........................     61
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
    AND MANAGEMENT..........................................     61
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY
    TRANSACTIONS............................................     61
PART IV.....................................................     61
  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
    REPORTS ON FORM 8-K.....................................     61

    FreshWorld Farms-Registered Trademark-, Endless Summer-Registered Trademark-, and Transwitch-Registered Trademark- are registered trademarks of DNAP or its subsidiaries. Master's Touch-Registered Trademark- and Showcase-Registered Trademark- are registered trademarks of certain affiliates of Bionova Holding. Premier Seleccion-Registered Trademark- is a registered trademark that has been licensed to certain subsidiaries by an affiliate.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    Bionova Holding Corporation, a Delaware corporation (together with its subsidiaries, unless the context requires otherwise, "Bionova Holding" or the "Company"), which changed its name on April 28, 1999 from DNAP Holding Corporation, was formed in January 1996, and acts as a holding company for (i) Agrobionova, S.A. de C.V., a corporation organized under the laws of the United Mexican States, of which the Company owns 80% ("ABSA"), (ii) International Produce Holding Company, a Delaware corporation, of which the Company owns 100% ("IPHC"), (iii) DNA Plant Technology Corporation, a Delaware corporation, of which the Company owns 100% ("DNAP"), and (iv) VPP Corporation, a Delaware corporation, of which the Company owns 100% ("VPP"). The Company acquired majority interests in ABSA and IPHC on July 1, 1996, by means of a capital contribution from Bionova, S.A. de C.V. ("Bionova Mexico"), and on October 7, 1997, acquired all of the minority interests in IPHC and increased its ownership interest in ABSA to 80%. DNAP became a wholly-owned subsidiary of the Company on September 26, 1996, as a result of the merger (the "Merger") of Bionova Acquisition, Inc., a Delaware corporation that was a wholly-owned subsidiary of the Company, with and into DNAP. VPP was formed as a wholly-owned subsidiary of the Company on August 18, 1997. Approximately 76.6% of the outstanding common stock of the Company is indirectly owned by Savia, S.A. de C.V. ("Savia").

    ABSA engages in the business of growing fresh fruits and vegetables, primarily tomatoes and peppers, in Mexico and exporting fresh produce to the United States and other markets. ABSA owns a 50.01% interest in Interfruver de Mexico, S.A. de C.V., a corporation organized under the laws of the United Mexican States ("Interfruver"), which engages in the business of marketing and distributing fresh produce in Mexico, including fruits and vegetables produced by ABSA. ABSA also owns 98.0% of Siembra Cultivo y Cosecha del Noroeste,
S.A. de C.V., a corporation organized under the laws of the United Mexican States ("Siembra"), which provides labor and administrative services to ABSA. IPHC is a holding company whose subsidiaries are in the business of marketing and distributing fresh produce primarily in the United States and Canada, including fruits and vegetables produced by ABSA. DNAP and VPP are agribusiness biotechnology companies focused on the development and application of genetic engineering and transformation technologies in plants.

    Financial information relating to each of the Company's industry segments is set forth in Note 16 to the Company's financial statements contained in this report. Financial information relating to foreign and domestic operations and export sales is set forth in Note 16 to the Company's financial statements.

    The corporate headquarters of the Company are located at 6701 San Pablo Avenue, Oakland, California 94608, and the telephone number is (510) 547-2395.

BACKGROUND

    Savia, the Company's indirect 76.6% owner, is a holding company. Savia owns 68% of Seminis, Inc. ("Seminis"), the leading vegetable seed company in the world. Savia's subsidiary, Empaques Ponderosa, S.A. de C.V., is the leading producer of folding boxboard and folding and flexible packaging in Mexico. Savia also owns a majority interest in Seguros Comercial America, S.A. de C.V., the largest insurance company in Mexico.

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

    The most significant market development over the past five years was the Suspension Agreement, which was first adopted in 1996 and revised in August 1999, that sets a floor price on tomatoes entering the United States at $5.17 per box (20.68 cents per pound) for the months of November through June and $4.61 per box for the months of July through October. The Company believes there is potential for growth in the U.S. market both for commodity fresh produce and for branded produce that can command a premium price on a sustained basis, provided it consistently meets consumer expectations for taste, appearance, texture, freshness and quality. Product and regional diversification have enabled the Company to establish a strong commercial offering of quality year-round supply under the "Master's Touch" and "Premier Seleccion" trademarks.

PRODUCTION

    ABSA is a leading grower of fresh produce in Mexico, primarily tomatoes and peppers, and, to a lesser extent, cucumbers, grapes and other fruits and vegetables. Most of ABSA's farming operations are located in the Mexican states of Sinaloa, Sonora and Baja California. Advanced technology is used to ensure consistent quality and yields, including special hybrid varieties, integrated pest management control, and computerized drip irrigation. ABSA's produce is distributed in the United States, Mexico and Canada under the "Master's Touch" and "Premier Seleccion" brands as well as other labels, depending on produce grades.

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

    In 1999, approximately 44% of ABSA's supply was sourced from production associations with growers. The majority of these growers are located in the states of Baja California Norte and Sonora. Almost 56% of ABSA's supply in 1999 came from land owned or leased by ABSA. ABSA owns approximately 3,183 acres in Sinaloa, Sonora and Baja California Sur, and ABSA leases approximately 2,641 acres in Sinaloa and Baja California Sur. During 1999, a very limited amount of produce was sourced through distribution contracts.

    In 1999, approximately 68% of ABSA's sales was tomatoes, 13% was peppers, 4% was cucumbers, 5% was grapes and the remaining 10% was mixed vegetables. In 1998 and 1997, respectively, ABSA's sales were allocated approximately as follows: tomatoes--54% and 47%, peppers--30% and 32%, cucumbers--6% and 11%, and grapes, melons and mixed vegetables (including eggplant and squash)--10% and 10%.

MARKETING AND DISTRIBUTION

    The Company's marketing and distribution activities are carried out by a network of national and regional distributors. The Company's national distributors in the United States are Bionova Produce, Inc., R.B. Packing of California, Inc. and Bionova Produce of Texas, Inc., each of which is a wholly-owned subsidiary of IPHC, and referred to collectively as "Bionova Produce", and Interfruver in Mexico. The Company's regional distributors are Tanimura Distributing, Inc. in Los Angeles, California ("TDI") and Premier Fruits and Vegetables BBL Inc. in Montreal, Quebec ("Premier") and Premier Fruits and Vegetables (USA), Inc. in Philadelphia, Pennsylvania.

    NATIONAL DISTRIBUTORS. Bionova Produce, Inc and R.B. Packing of California, Inc. had revenues of $82 million in 1999. The majority of these sales were made by Bionova Produce, Inc. which is located in Nogales, Arizona, a major point of entry for Mexican produce into the United States. Approximately 36% of the produce distributed by Bionova Produce, Inc. is provided by ABSA (including produce grown by ABSA and produce grown by growers with whom ABSA enters into distribution contracts and/or production arrangements). No single customer accounted for more than 10% of Bionova Produce, Inc.'s sales in 1999. In 1999, its sales were 45% to supermarkets, 25% to wholesalers and 30% to brokers. Its main selling season is December through May.

    R.B. Packing of California, Inc. is located in San Diego, California and distributes produce grown in California and the Mexican states of Baja California Norte and Baja California Sur. In 1999, its sales were 36% to supermarkets, 43% to wholesalers, and 21% to brokers. Its main selling season is July through November. R.B. Packing of Texas, Inc. is a distributor located in McAllen, Texas that began operations in the Fall of 1995. Bionova Produce of Texas, Inc. distributes produce grown in Mexico and currently is concentrating on the importation and distribution of mango, papaya, and melons.

    Interfruver is one of Mexico's largest fresh produce distributors. Based in Guadalajara, Interfruver distributes produce from ABSA and other Mexican producers. Interfruver also imports produce from the United States and other countries. Approximately 68% of its sales is to wholesalers and other intermediaries and 32% is to supermarkets. Interfruver's sales totaled $90 million in 1999.

    REGIONAL DISTRIBUTORS. TDI is a 75%-owned subsidiary of IPHC. In 1999, TDI's sales of $33 million were 49% to supermarkets, 17% to food service, 26% to wholesalers, and 8% to brokers.

    Premier is an 80%-owned subsidiary of IPHC. Premier distributes produce throughout eastern Canada and its sales were approximately 58% to supermarkets, 27% to independent retailers, and 15% to wholesalers in 1999. Sales in 1999 were approximately U.S. $37 million.

    FreshWorld Farms ("FWF"), a wholly-owned subsidiary of DNAP, ceased its fresh produce sourcing and distribution operations on January 31, 2000. In 1999, the revenues of FWF were $5 million. A new company, Premier Fruits and Vegetables (USA), Inc., an 80%-owned subsidiary of IPHC, was formed in February 2000 to continue the marketing of tomatoes and other vegetables, including the Company's branded line of cherry tomatoes and peppers, in the eastern United States. Premier Fruits and Vegetables (USA), Inc. will source its products through and operate under the direction of Premier in Canada.

RESEARCH AND DEVELOPMENT

    The Company's research and development activities are carried out by DNAP, a wholly owned subsidiary acquired in September 1996 as a result of the Merger. DNAP was incorporated in Delaware in 1981 and is an agribusiness biotechnology company focused on the development and application of genetic engineering in fruits and vegetables. Since the Merger, the Company's research and development activities have undergone significant realignment that reflects the investment being made in new business initiatives. In 1999, the Company spent approximately $4.8 million on Company-sponsored research and development activities and approximately $3.1 million on customer-sponsored research and development activities. DNAP's major research activities are as follows:

    - Under a Long Term Funded Research Agreement between Seminis and DNAP, dated January 1, 1997, DNAP is conducting a series of research programs in support of product development at Seminis. The research program for Seminis includes plant genetic engineering developments in fungal disease, viral disease, nematode, insect and herbicide resistance, hybrid breeding, and product quality. Revenues for DNAP under this research program amount to at least $0.625 million payable at the beginning of each calendar quarter. DNAP will receive royalties of up to 3% on sales of products by Seminis which are developed under the agreement. The percentage royalty to be paid is dependent on the specific technologies contributed to or developed in the research, the patentability of any advances made in the research, and the contribution these technologies made to the delivery of new product attributes.

    - The Company is implementing a proprietary business based on biotechnology developments in certain vegetatively propagated crops. Through its subsidiary, VPP, the objective is to build a global, value added and proprietary business based on the sale of starter plants of vegetatively propagated, commercial horticultural species differentiated through breeding and biotechnology inputs, including genetic engineering, advanced tissue culture and diagnostic methods. The current business focus is on strawberries and bananas. Research and product development being conducted for VPP includes the development of fungal disease, nematode, and herbicide resistance for strawberries and the eradication of black sigatoka in bananas.

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

    DNAPs research and development facility is located in Oakland, California. The research team of 48 full-time scientists, including 22 with Ph.D. degrees, and support staff includes scientists in the fields of cell biology, plant genetic engineering, plant genetics, biochemistry, agronomy, plant pathology and food science. DNAP's scientists have published over 300 articles in peer-reviewed scientific literature and are named inventors on more than fifty United States patents owned by DNAP or FWF.

TECHNOLOGY ALLIANCES AND ACQUISITIONS

    To meet the technical challenges of new product development in these areas, DNAP has benefited from certain collaborative and licensing arrangements, both at the DNAP and the Savia level. A collaborative agreement between Savia and Monsanto Company provides the Company with access to enabling technology important in the genetic transformation of plants and "trait" technology in the areas of viral and fungal disease resistance, herbicide resistance and insect resistance. The acquisition of the technology assets of United Agricorp, Inc. ("UAC") has provided VPP with rights to certain University of California strawberry germplasm and trait technology. An agreement between Savia and the John Innes Center in the United Kingdom provides DNAP with access to broad testing rights to a range of trait technologies, including disease resistance and flowering manipulation, and a range of enabling technologies. The Company, through its subsidiaries, has entered into research and licensing arrangements with other research organizations to broaden its technical strength in the areas of disease resistance, nematode resistance, and certain aspects of fruit quality.

    Consistent with the Company's strategy to build a global business in the development and sale of vegetatively propagated fruit species, including berries differentiated through transgenic technology, on December 30, 1998, Bionova Holding, through its subsidiary, VPP, acquired Monsanto Company's strawberry development program. The program includes exclusive rights to certain of Monsanto's genetic and gene technology for berry development, and a non-exclusive right to future Monsanto berry technology, including strawberries, cranberries, raspberries, blackberries, boysenberries, and blueberries. The package includes a breeding program with two strawberry varieties in commercial fruit production in the United States in 1999, as well as multiple strawberry varieties planned for commercial introduction over the next few years. This acquisition complements the research that DNAP had been conducting since 1995 in the area of genetic modifications of strawberries to improve various traits. The purchase price for Monsanto's technology assets was $5.0 million paid in January, 1999. These technology assets will be amortized over a period of twelve years. In consideration for certain additional licenses the Company could be obligated to make payments of an additional $7.0 million, which will be recorded as additions to the purchase price if and when they occur.

FRESH PRODUCE PROPRIETARY PRODUCT DEVELOPMENT

    The Company's strategy in the fresh produce area is to focus its research and development efforts on products which meet identified consumer needs not satisfied by existing products. The Company will seek to deliver consistently superior products, thereby building brand name awareness, and which are expected to sell at premium prices.

    The Company is currently marketing two products it developed through traditional or advanced breeding techniques to distributors, supermarkets and food service outlets. These two products are marketed under the FreshWorld Farms and Master's Touch brand names. The Master's Touch and FreshWorld Farms cherry tomato is a proprietary hybrid with a deep red color, sweet flavor and an extended shelf life of up to fifteen days. The FreshWorld Farms sweet mini-pepper has a novel sweet taste, deep red color and a low number of seeds. This new variety of pepper was developed through anther culture, an advanced breeding technique that captures and genetically stabilizes preferred characteristics such as taste, texture and low seed count. The Company is testing in supermarkets a number of varieties of its proprietary peppers in various shapes and colors in the United States.

    DNAP's scientists are using genetic engineering to enhance the Company's existing product line and develop new products. Plant genetic engineering involves either the suppression of specific genes, for example those that control ripening, or the over-expression of certain genes controlling characteristics such as sweetness. One of DNAP's most significant technological developments in this area is Transwitch gene suppression technology. Using Transwitch technology, DNAP has grown tomatoes with a shelf life of up to 90 days in the laboratory, while preserving desirable characteristics such as taste, color and texture. In 1995, DNAP received approval from the U.S. Department of Agriculture (the "USDA") and the Food and Drug Administration (the "FDA") to grow and ship initial varieties of its delayed-ripening tomatoes anywhere in the United States. DNAP has also received the requisite government approvals in Canada and Mexico. Also in 1995, DNAP conducted a test market of delayed ripening tomatoes developed by using the Transwitch gene suppression technology to switch off the ACC synthase gene. These tomatoes were sold under the Endless Summer tomato brand name and labeled as "farm grown from genetically-modified seed." The market test demonstrated that there was consumer acceptance of these genetically-modified fresh market tomatoes and validated the use of this technology for extending tomato shelf life both on the vine and after harvest. In 1997, DNAP completed an operations test to evaluate shipping characteristics of the Endless Summer tomato. This test validated the long shelf life and reduced spoilage of these tomatoes under commercial shipping and handling conditions. DNAP is continuing to collect data on the performance of the tomato under commercial production and distribution conditions. Transwitch technology has also been used to turn off ethylene biosynthesis and extend shelf life to 8 to 9 weeks in DNAP's cherry tomato varieties.

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

    DNAP and FWF have obtained United States patent protection for key plant genetic engineering technologies in the areas of gene isolation through transposon tagging; transformation/regeneration methods for pepper, pea, corn, and pineapple; promoter systems; and selectable marker systems. DNAP and FWF have also established a patent position for important gene systems developed by DNAP, including issued U.S. patents directed to genes for control of disease, softening, sweetness, color and acidity.

    One of DNAP's most significant technological developments in the area of plant genetic engineering is the Company's proprietary Transwitch gene suppression technology. DNAP has received three United States patents and a European patent directed to methods of using this technology for suppressing plant genes.

    DNAP has pursued patents and plant variety protection ("PVP") certificates specific to certain DNAP products. DNAP has filed patent applications in the United States claiming certain FWF parent and hybrid tomato lines, resulting in two issued U.S. patents. In addition, DNAP has granted United States patents directed to a ripening controlled cherry tomato line and a ripening controlled tomato line, and pending patent applications directed to ripening controlled cherry tomato lines. DNAP also has a granted United States patent directed to the method of somaclonal variation in tomato. DNAP has been granted a United States patent covering a broad class of low seed peppers, including the FWF sweet mini-pepper. FWF additionally has four issued United States patents directed to the method of processing carrots. PVP certificates, which are issued by the USDA, have also been pursued for specific fruit and vegetable varieties. DNAP was issued two PVP certificates for tomato varieties and two for pepper varieties. FWF has an issued and a pending PVP application for watermelon varieties developed by DNAP. In addition, DNAP's affiliate, VPP, has two pending United States patent applications directed to strawberry varieties.

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

    The Company uses trade secret protection for certain of IPHC's distribution companies which market produce under the Master's Touch, Premier Seleccion, FreshWorld Farms and Endless Summer brand names. ABSA and R.B. Packing, Inc. have registered the Master's Touch name as a trademark in Mexico and the United States, respectively. Bionova Mexico has registered the Master's Touch name as a trademark in the Benelux countries, the European Community, Canada, Hong Kong, Indonesia, South Korea, Japan, Sweden and the United Kingdom. Savia has registered the Premier Seleccion name in Mexico and has licensed rights to such name on a royalty-free basis to various of IPHC's subsidiaries. In addition, trademark registrations of the name "Master's Touch" are pending in Malaysia and Singapore. FWF has registered the Endless Summer and FreshWorld Farms names in the United States.

GOVERNMENTAL REGULATION

    Regulation by federal, state and local government authorities in the United States and foreign countries will be a factor in the future production and marketing of the Company's genetically-engineered plants and plant products. The process of obtaining government approvals can be costly and time consuming, and there can be no assurance that necessary approvals will be granted in a timely manner, if at all. The extent of government regulation of biotechnology that might arise from future legislative or administrative actions and the potential consequences to the Company are not known and cannot be predicted with certainty.

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

    Public debate surrounding food and fiber crops enhanced through biotechnology intensified in the United States and internationally in 1999. Technology critics urged U.S. regulatory agencies to tighten their regulation of biotechnology crops, including withdrawal of certain product registrations, implementation of product labeling, and stricter pre-market approval procedures. Internationally, agricultural biotechnology issues were debated within the World Trade Organization, the United Nations Convention on Biological Diversity, the Codex Alimentarius, and on other regional fronts. The Company believes that progress has been made to ensure that science-based rules form the basis for international trade of agricultural biotechnology products. However, the extent of government regulation that might arise from future legislative or administrative actions and the potential consequences to the Company is not known and cannot be predicted with certainty.

COMPETITION

    Though the fresh produce industry in general, and the tomato industry in particular, are characterized by numerous competitors and low barriers to entry at the production level, Bionova Holding believes that a small group of participants distributes over one-third of the tomatoes sold in the United States. In the United States, the Company competes directly with the larger tomato and pepper growers in Florida during the winter, and in California in the summer and fall. Both the Mexican and the U.S. tomato industries are characterized by numerous competitors. Major Florida growers include Six L's, DiMare and NTGargiulo. The major growers in California include DiMare, NTGargiulo, Live Oak, and Central Tomato Growers.

    ABSA believes it has advantages over its competitors because, among other things, (i) the vine ripe tomato ABSA farms has different and generally more desirable attributes than the gas-green tomato typically produced by most U.S. growers and (ii) ABSA's production occurs in Mexico where labor costs are lower than in the United States.

    There are also many companies engaged in research and product development activities based on agricultural biotechnology. Competitors include specialized biotechnology firms, as well as major pharmaceutical, food and chemical companies that have biotechnology divisions, many of which have considerably greater financial, technical, and marketing resources than Bionova Holding. Competition may intensify as technological developments occur at a rapid rate in the agricultural biotechnology industry.

EMPLOYEES

    The Company and its subsidiaries have a total of 588 employees.

    ABSA has no employees. Siembra provides labor and administrative services to ABSA pursuant to a contractual agreement, and ABSA pays a fee to Siembra based on Siembra's costs incurred in connection with providing such services. The number of persons providing such services through Siembra to ABSA ranges from a minimum of 1,100 to a maximum during the harvesting season (January-April) of approximately 7,300. The 259 employees of Siembra that are full-time are not unionized. All of the other Siembra employees are temporary workers, and they are represented by a labor union. No other employees in Bionova Holding are represented by a union.

    The labor union contracts for the temporary employees are reviewed on an annual basis. Both the union and ABSA may terminate the contract at any time upon 60 days notice to the other party.

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

    The Company and other entities that may be deemed to be controlled by or affiliated with Savia sometimes engage in (i) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties. The Company continuously considers, reviews and evaluates, and understands that Savia and related entities consider, review and evaluate transactions of the type described above. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more of such transactions in the future in addition to those currently in force, such as the Long Term Funded Research Agreement dated January 1, 1997, between Seminis and DNAP. In connection with these activities the Company might consider issuing additional equity securities or incurring additional indebtedness. The Company's acquisition activities may in the future include participation in the acquisition or restructuring activities conducted by other companies that may be deemed to be controlled by Savia.

ITEM 2.  PROPERTIES

    ABSA owns approximately 3,183 acres of agricultural land in Sinaloa, Sonora, and Baja California Sur. ABSA leases approximately 2,641 acres of land in Sinaloa and Baja California Sur. See "Legal Proceedings."

    Bionova Produce, Inc. and Bionova Properties, Inc. own warehouse and office space in Nogales, Arizona. The other subsidiaries of IPHC lease office and warehouse space. Interfruver leases office and warehouse space in Jalisco. Interfruver also leases warehouse space in Mexico City, Sinaloa, Sonora, Chihuahua and Nuevo Leon.

    DNAP leases 46,000 square feet of laboratory and office space and 7,500 square feet of greenhouse space in Oakland, California. DNAP also owns 12,700 square feet of greenhouse and warehouse space, including farm land for field trials, in Brentwood, California. DNAP also has arrangements in various locations throughout the United States for field evaluations of improved plant varieties which DNAP is developing. DNAP's current facilities are not adequate for large scale growing, processing operations or distribution. Depending on the needs for its products, DNAP contracts for the requisite facilities with third parties.

ITEM 3.  LEGAL PROCEEDINGS

    On January 21, 1997, a class action lawsuit styled Gordon K. Aaron et al. v. Empresas la Moderna, S.A. de C.V., et al. was filed in the U.S. federal district court for the Northern District of California. The plaintiffs allege that, prior to the merger (the "Merger") of DNAP with a subsidiary of Bionova Holding on September 26, 1996, they owned shares of DNAP's $2.25 Convertible, Exchangeable Preferred Stock ("Preferred Stock"). In connection with the Merger, all of the shares of common stock and Preferred Stock of DNAP were converted into the number of shares of common stock of Bionova Holding specified in the Merger Agreement. The plaintiffs allege that they were denied the right to vote and certain other rights they allegedly had under the terms of the Preferred Stock and that certain individuals (the "Individual Defendants"), each of whom was a director of DNAP prior to the Merger and in some cases later served as a director of Bionova Holding, breached fiduciary duties of loyalty, candor and care allegedly owed to DNAP and its stockholders. The plaintiffs claim to have been damaged by the alleged actions of the defendants and therefore the plaintiffs seek unspecified actual and punitive damages as well as reimbursement of their litigation costs and expenses. On August 27, 1997, the court granted motions to dismiss all of the claims pending against all of the defendants, except the claims of breach of the fiduciary duty of loyalty against the Individual Defendants. The court also gave the plaintiffs leave to amend the complaint against certain other named defendants, including Bionova Holding, as to a claim for aiding and abetting the alleged breach of fiduciary duty of loyalty. On January 14, 1999, the court reinstated the plaintiffs' claims that the preferred stockholders were denied their contractual right to vote on the Merger, then on March 13, 2000, the court dismissed these claims with prejudice. Bionova Holding and DNAP deny any wrongdoing or liability in this matter and intend to vigorously contest this lawsuit.

    On August 13, 1997, a lawsuit styled Grace Brothers, Ltd. v. DNAP Holding Corporation, DNA Plant Technology Corporation and Does 1 through 20 Inclusive was filed in the United States District Court for the Northern District of California. This claim arose out of the private placement of common stock and warrants made by DNAP in August of 1995. The plaintiff alleged that DNAP failed to disclose material non-public information relating to DNAP's efforts to enter into a strategic relationship with a third party in violation of federal and state securities laws and the terms of the contract relating to the private placement. On November 17, 1997, the plaintiff dismissed Bionova Holding from the lawsuit. Subsequently, the Court dismissed the plaintiff's claim for federal securities fraud and, in February, 1999, the Court granted DNAP's Motion for Summary Judgment and dismissed all of the remaining claims. The plaintiff has filed an appeal to the dismissal of this case. DNAP denies any wrongdoing or liability in this matter and intends to vigorously contest this lawsuit.

    On August 29, 1997, a lawsuit styled Grace Brothers, Ltd. v. DNAP Holding Corporation, DNA Plant Technology Corporation and Does 1 through 20 Inclusive was filed in the Superior Court of the State of California, County of Alameda. This claim arose out of the Merger on September 26, 1996 of DNAP with a wholly-owned subsidiary of Bionova Holding. In the Merger, shares of DNAP's Preferred Stock were converted into the right to receive shares of common stock of Bionova Holding. The plaintiff alleged that it owned shares of Preferred Stock and that DNAP breached its contractual obligations to the plaintiff by, among other things, not providing special conversion privileges to the preferred stockholders. The plaintiff also alleged that the former holders of DNAP common stock were unjustly enriched by DNAP's alleged breach of the Certificate of Designation. On February 17, 1999, the Court granted Bionova Holding's and DNAP's Motion for Summary Judgment and dismissed all of the plaintiff's claims. The plaintiff has filed an appeal to the dismissal of this case. DNAP denies any wrongdoing or liability in this matter and intends to vigorously contest this lawsuit.

    On January 7, 1999, a class action lawsuit styled Gordon K. Aaron et al. v. Empresas la Moderna, S.A. de C.V., et al. was filed in the U.S. federal district court for the Northern District of California. The plaintiffs allege that, prior to the Merger of DNAP with a subsidiary of Bionova Holding on September 26, 1996, they owned shares of DNAP's Preferred Stock. In connection with the Merger, all of the shares of common stock and Preferred Stock of DNAP were converted into the number of shares of common stock of Bionova Holding specified in the Merger Agreement. The plaintiffs allege that the Proxy Statement/ Prospectus distributed to DNAP's stockholders in connection with the merger contained material misrepresentations and omitted to state material facts. Both DNAP and Bionova Holding, as well as certain former and current directors of DNAP and Bionova Holding, have been named as defendants in this matter. The plaintiffs claim to have been damaged by the alleged actions of the defendants and therefore the plaintiffs seek unspecified actual damages, reimbursement of their litigation costs and expenses, and equitable relief, including rescission of the Merger. The plaintiffs also allege that they were entitled to receive, and seek specific performance of, special conversion privileges under the terms of the Certificate of Designation that established the Preferred Stock. On March 8, 2000, the court dismissed nearly all of the plaintiffs' claims, though the plaintiffs were given the opportunity to file by March 27, 2000 an amended complaint with respect to some of the dismissed claims. Bionova Holding and DNAP deny any wrongdoing and liability in this matter and intend to vigorously contest this lawsuit.

    On January 28, 1999, a class action lawsuit styled Robert Kaczak
v. Empresas la Moderna, S.A. de C.V., et al. was filed in the U.S. federal district court for the Northern District of California. The complaint is substantially identical to the above-described complaint filed on January 7, 1999 by the Aaron plaintiffs. This case has been consolidated with the lawsuit filed by the Aaron plaintiffs on January 7, 1999. Bionova Holding and DNAP deny any wrongdoing and liability in this matter and intend to vigorously contest this lawsuit.

    DNAP has been named as a defendant in several lawsuits asserting claims against DNAP relating to research DNAP performed from 1983 through 1994 for Brown & Williamson Tobacco Company ("B&W"). In general, the cases allege that DNAP engaged in unfair business practices under California law and/or participated in an alleged conspiracy among cigarette manufacturers to deceive the public regarding the hazards of smoking. All of the pending cases are in California state courts (but DNAP was also sued, and later dismissed from a case in the Nevada state courts, and DNAP was sued in a case in the West Virginia state courts which case has been dismissed). In December, 1999, B&W agreed to indemnify DNAP against all costs (including costs of defense and of costs of any judgment or settlement) incurred by DNAP in connection with these cases and any similar cases in the future. Therefore, management no longer believes that these cases could have a material adverse effect on the Company's financial condition or results of operations. DNAP denies any wrongdoing or liability in these matters and intends to vigorously contest these lawsuits.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY

    Information regarding Bionova Holding's executive officers including their respective ages at March 1, 1999, is set forth below.

NAME                                    AGE      POSITION WITH COMPANY
----                                  --------   ------------------------------------
Mr. Bernardo Jimenez................     46      Chief Executive Officer and Director
Mr. Jorge Fenyvesi..................     49      Executive Vice President
Mr. Arthur H. Finnel................     49      Executive Vice President, Treasurer,
                                                 and Chief Financial Officer

    Mr. Bernardo Jimenez was appointed Chief Executive Officer of Bionova Holding in October 1997. He has been Chairman of the Board of Bionova Holding since September, 1996. Mr. Jimenez also serves as the Chief Operating Officer of the agrobiotechnology division of Savia, which includes Bionova Holding and several other smaller Mexican companies. From 1993 to 1996, Mr. Jimenez served as the head of the Industrial Banking Division at the Vector Group, a financial services company in Mexico which is affiliated with Savia, the Vice President of New Business Development for Pulsar Internacional, S.A. de C.V., and the Chief Financial Officer of Savia. Mr. Jimenez is a director of Savia.

    Mr. Jorge Fenyvesi joined the Company in July 1997, and was appointed Executive Vice President of the Company responsible for planning and business development in October 1997. He also served as President of DNAP. During 1999, Mr. Fenyvesi also assumed responsibility for the Company's agricultural operations in Mexico. From 1994 to 1997, Mr. Fenyvesi was Commercial Director for Dow Elanco, Latin America and from 1992 to 1994 he was Research and Development Director for Dow Elanco, Latin America.

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

    All executive officers of Bionova Holding are elected annually by the Board of Directors to serve until the next annual meeting of the Board and until their respective successors are chosen and qualified.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

    The Company's Common Stock currently is quoted on the American Stock Exchange under the symbol "BVA."

    Public trading of the Company's Common Stock commenced on September 27, 1996, the date after the Company acquired DNAP and from that date through November 3, 1999 was listed on the Nasdaq National Market. Prior to that date, there was no public market for the Common Stock. On November 4, 1999 Bionova Holding Corporation's common stock began trading on the American Stock Exchange.

    The following table sets forth the high and low closing sales prices per share for the Common Stock as reported on the American Stock Exchange or the Nasdaq National Market for the periods indicated.

                                                                HIGH       LOW
                                                              --------   --------
1999
First Quarter...............................................     3 7/8      3 1/8
Second Quarter..............................................     3 3/4      3
Third Quarter...............................................     4 7/16     2 5/32
Fourth Quarter..............................................     3          1 1/4

1998
First Quarter...............................................     4 1/2      3 7/8
Second Quarter..............................................     4 5/8      3 3/4
Third Quarter...............................................     4 3/8      3 1/8
Fourth Quarter..............................................     3 7/8      3 1/8

1997
First Quarter...............................................     6          3 5/8
Second Quarter..............................................     4 3/4      3 1/2
Third Quarter...............................................     5 3/8      3 5/8
Fourth Quarter..............................................     5          4

    On March 13, 2000 the last reported sale price of the Common Stock on the American Stock Exchange was $2.875 per share. As of March 13, 1999 there were 1,565 record holders of the Common Stock.

    The Company has never paid cash dividends. Management intends to retain any future earnings for payment of outstanding indebtedness and for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below for each of the years in the five year period ended December 31, 1999, are derived from the consolidated financial statements of Bionova Holding. The consolidated financial statements and related notes as of December 31, 1999 and 1998, and the three years in the period ended December 31, 1999, are included elsewhere in this Form 10-K, and the selected consolidated financial information set forth below should be read in conjunction with such financial statements and notes. The selected consolidated financial data of Bionova Holding include financial data for ABSA, IPHC, Interfruver, DNAP, VPP, and Royal Van Namen as from their respective dates of acquisition, as follows:

    - In 1995, Bionova Holding consisted of a 50.004% interest in ABSA and a 50.1% interest in IPHC. ABSA acquired a 50.1% interest in Interfruver in January 1995. IPHC was formed as a U.S. holding company in December 1994. Its interests during 1995 included Bionova Produce, Inc. and R.B. Packing of California, Inc. (both 100% owned) by IPHC, TDI (75% owned by IPHC), and Premier (80% owned by IPHC).

    - In 1996, Bionova Holding consisted of a 50.004% interest in ABSA, a 50.1% interest in IPHC, and from September 27, 1996 following the Merger, a 100.0% interest in DNAP. A 50.1% interest in Royal Van Namen was acquired by IPHC and its results were included in IPHC's results beginning on December 1, 1996.

    - In 1997, Bionova Holding consisted of a 50.004% interest in ABSA, a 50.1% interest in IPHC, a 100.0% interest in DNAP, and a 100.0% interest in VPP, which was created as a new subsidiary in July 1997. Bionova Holding increased its ownership of ABSA to 80.0% and of IPHC to 100.0% in October 1997, (though by agreement among the parties the effective date of the transaction for purposes of allocating minority income and losses was established as July 31, 1997).

    - In 1998 and 1999, Bionova Holding consisted of an 80.0% interest in ABSA, a 100.0% interest in IPHC, a 100.0% interest in DNAP, and a 100.0% interest in VPP. The 50.1% interest in Royal Van Namen held by IPHC was divested in December 1997 and therefore was not a part of the 1998 operating results of Bionova Holding.

                                                            YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------------
                                            1999         1998         1997         1996         1995
                                         ----------   ----------   ----------   ----------   ----------
                                          (THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Total revenues.......................  $  242,359   $  262,111   $  281,198   $  192,985   $  197,586
  Gross profit.........................      10,139       26,509       18,485       16,632       19,703
  Selling and administrative
    expenses...........................     (27,430)     (25,151)     (26,660)     (16,195)     (14,608)
  Write-off of purchased research and
    development........................          --           --       (2,815)     (12,900)          --
  Research and development expenses....      (6,442)      (5,846)      (5,072)      (1,244)          --
  Amortization of goodwill, patents and
    trademarks.........................      (3,345)      (2,940)      (2,407)      (1,008)        (538)
  Operating (loss) income..............     (27,078)      (7,428)     (18,469)     (14,715)       4,557
  Interest expense, net................     (14,183)      (6,697)      (3,740)      (3,482)      (5,031)
  Exchange (loss) gain, net............         905       (1,762)        (481)         569       (4,748)
  Other non-operating (expense)
    income.............................          --          137         (182)       2,058           --
  Loss before income taxes.............     (40,356)     (15,750)     (22,872)     (15,570)      (5,222)
  Income tax (expense) benefit.........        (978)        (456)      (1,426)      (2,738)      (2,132)
  Minority interests...................       2,685          601        3,986        1,274        3,510
  Net loss.............................     (38,649)     (15,605)     (20,312)     (17,034)      (3,844)
  Net loss per common share--basic and
    diluted............................  $    (1.64)  $    (0.80)  $    (1.11)  $    (1.19)  $    (0.35)
  Weighted average number of common
    shares outstanding.................  23,588,031   19,603,320   18,370,640   14,286,318   10,967,299

                                                                  DECEMBER 31,
                                         --------------------------------------------------------------
                                            1999         1998         1997         1996         1995
                                         ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
  Cash and cash equivalents............  $    4,510   $   15,405   $    6,600   $   10,735   $    1,580
  Accounts receivable and advances to
    grower, net........................      33,650       40,406       38,088       36,322       32,526
  Inventories, net.....................      17,218       16,478       17,779       20,139       14,730
  Total current assets.................      57,149       74,052       63,085       68,354       48,978
  Total assets.........................     161,953      167,686      147,249      141,137       88,108
  Bank loans and current portion of
    long-term debt.....................      25,903       81,309       53,805       41,214       33,103
  Total current liabilities............      56,728      120,095      109,384       80,939       54,725
  Long-term debt.......................     100,252        4,225        7,215        2,423       10,515
  Stockholders' equity.................       3,384       42,117       28,356       48,690       14,725

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    The following discussion should be read in conjunction with the selected financial information of Bionova Holding and the financial statements and related notes of Bionova Holding included elsewhere in this Form 10-K.

OVERVIEW

    Bionova Holding engages in the production, distribution, and sale of fresh produce to wholesalers and retailers primarily in Mexico, the United States, and Canada. The business strategy of the Company consists of (i) vertical integration within the produce/agronomics industry, (ii) growth by acquisition of complementary businesses and (iii) access to basic technology to separate itself from others in the fresh produce business, as exemplified by the Merger with DNAP.

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

    Bionova Holding expects to capitalize on the combination of production, distribution, and technology strengths by focusing its longer-term business strategy on the development and commercialization of value-added, proprietary differentiated products that are developed with DNAP's technology.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Consolidated total revenues declined to $242.4 million for the year ended December 31, 1999 from $262.1 million in 1998, consolidated gross profit (sales less cost of sales) decreased from $26.5 million in 1998 to $10.1 million in 1999, and the Company's consolidated operating loss increased from $7.4 million in 1998 to $27.1 million in 1999.

    FARMING segment revenues, the majority of which are eliminated in consolidation, for the year ended December 31, 1999 were $59.0 million as compared with $72.3 million during 1998. Farming segment loss at the gross profit line increased to $11.0 million in 1999 from a $0.4 million loss in 1998. The operating loss in this segment increased from $5.6 million in 1998 to $16.8 million in 1999. Weather-related factors, including abnormally cold weather impacted 1999 first half production in Culiacan and in the Company's joint venture in Chihuahua, and plant disease and insect infestation damaged crops in the Company's Santa Cruz joint venture in northern Baja California during the second half of the year. Product pricing during the 1999 Culiacan and Santa Cruz growing seasons also were lower than in 1998. Florida and California, two of the major tomato growing areas in the United States, which compete directly with Culiacan and Santa Cruz during these periods, experienced one of their best growing seasons in years, which in turn caused an oversupply of product in the marketplace. This very high level of supply led to a significant deterioration in average prices of many of the Company's products, and during the last quarter of 1999 prices were almost 50% lower than the same quarter in 1998.

    The decline in gross margin and the higher operating loss stemmed from
(i) the poor production output and pricing conditions which increased average unit production costs, (ii) the write down of receivables associated with the termination of five of ABSA's joint ventures, and (iii) higher administrative expenses in 1999 as compared with 1998 due to higher salary and wage costs, which were consistent with the rate of inflation and the impact in dollar terms of the appreciation in the Mexican peso over the past year. Corporate overhead allocated to this segment of the business declined by $1.5 million in 1999 as compared with 1998.

    The Company continues to believe it can achieve 10-15% operating margins before corporate overhead allocation in its wholly-owned and joint venture growing operations in Baja California and Culiacan in the future with a return of more normal weather conditions. However, the Company has determined that a better pricing environment and/or a significant lowering of costs will be required to achieve these margins.

    Revenues of the DISTRIBUTION segment declined from $253.1 million for the year ended December 31, 1998 to $236.1 million for the year ended December 31, 1999. Distribution segment gross profit declined from $18.0 million in 1998 to $14.8 million in 1999, and operating income for the segment fell from $0.5 million in 1998 to a loss of $1.7 million in 1999. Revenues in the Canadian and Mexican distribution operations increased by $9.0 million from 1998 to 1999 due to a higher volume of shipments. The U.S. distributing companies reflected a significant decrease in revenues totaling $26.0 million due primarily to
(i) the discontinuation of a FreshWorld Farms Florida grower, which generated very little income for the company and (ii) product prices during the second half of the year that were lower than the prior year. The distribution segment reflected a 0.2% increase in gross profit in 1999 as compared with 1998 before one-time charges of $2.9 million for writeoffs of growers and accounts receivables. Operating income of the distribution segment decreased by $2.3 million, reflecting the impact of the gross margin decline, offset in part by a reduction in corporate overhead allocated to this segment of the business. While the 1999 results reflected a 0.5% operating margin on sales before writeoffs of grower receivables, the Company believes it can achieve at least a 2% operating margin in this segment of the business in the year 2000 by increasing volumes and thereby leveraging its existing infrastructure.

    RESEARCH AND DEVELOPMENT revenues declined from $8.0 million for the year ended December 31, 1998 to $5.5 million for the year ended December 31, 1999. Research and development segment gross profit declined to $5.5 million in 1999 from $7.7 million in 1998, and the operating loss in this segment increased from $2.4 million in 1998 to $5.7 million in 1999. The decline in revenues was due to lower third party licensing and contract revenues, offset in part by additional contract revenues stemming from the long-term funded research agreement with Savia signed at the time of the Merger in 1996. Savia was obligated to fund DNAP at least $9 million over the three year period that ended on September 30, 1999, and Savia paid an incremental $0.9 million in 1999 to meet this obligation. The segment's lower gross margin in 1999 as compared with 1998 was a direct consequence of the lower revenues. The higher operating loss in this segment in 1999 as compared with 1998 reflects the lower gross margin and the higher research and development expenses associated with the start up of activities during 1999 in VPP Corporation, Bionova Holding's subsidiary that is working on the development of the strawberry program following the acquisition of Monsanto Company's strawberry assets. The Company expects to achieve a similar level of revenues in the research and development segment of its business in 2000 as it achieved in 1999. However, gross margins are expected to be lower due to a shift in the mix of revenues from licensing to contract research. The Company also anticipates spending more on research and development in 2000 as it expands its efforts to develop new products.

    Consolidated selling and administrative expenses increased from $25.2 million in 1998 to $27.4 million in 1999 due to higher corporate overhead expenses. This increase in expenses emanated from the legal costs incurred in connection with the Company's defense against shareholder suits and other general corporate expenses.

    The non-cash charge for amortization of goodwill, patents and trademarks increased by $0.4 million in 1999 as compared with 1998 due to the recognition of a complete year of patents and trademarks amortization related to VPP's acquisition of Monsanto Company's strawberry assets.

    Interest expense increased by $8.0 million in 1999 as compared with 1998 due to the higher rates of interest that prevailed on the Company's debt obligations during most of the year and an increase in the average level of debt outstanding that was required to fund working capital and fixed asset investments in 1999.

    Interest income increased by $0.5 million in 1999 as compared with 1998 due primarily to higher short-term investments associated with the restricted cash related to the long-term floating rate notes.

    In 1998, Bionova Holding experienced a net foreign exchange gain of $0.9 million as compared to a loss of $1.8 million in 1998. The effect of a strong Mexican peso and Canadian dollar in 1999 accounted for this reversal. Another factor affecting year-on-year comparisons of foreign exchange gains and losses is that effective January 1, 1999, Mexico ceased to be considered a highly inflationary economy. Interfruver, whose functional currency is the peso, now accounts for foreign exchange impacts on non-monetary balance sheet accounts as changes to the cumulative translation account under stockholders' equity rather than as foreign exchange gains and losses on the consolidated statement of operations. ABSA's functional currency has been and continues to be the U.S. dollar; therefore, its results are not affected by this change.

    Income tax expense increased from $0.5 million in 1998 to $1.0 million in 1999. This variance was primarily attributable to higher tax expense associated with the Company's Mexican distribution operations.

    For 1999, the share of losses allocable to minority interests was $2.7 million as compared with minority interest losses of $0.6 million in 1998. These allocations of losses for the years of 1999 and 1998, respectively, were consistent with the minority positions held across the operating subsidiaries of the Company.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    Consolidated total revenues declined to $262.1 million for the year ended December 31, 1998 from $281.2 million in 1997. Despite the decline in total revenues, which was a direct consequence of the divestiture of Royal Van Namen ("RVN") during the first quarter of 1998, consolidated gross profit (sales less cost of sales) increased from $18.5 million in 1997 to $26.5 million in 1998 and the Company's consolidated operating loss declined from $18.5 million in 1997 to $7.4 million in 1998.

    FARMING segment revenues, the majority of which are eliminated in consolidation, for the year ended December 31, 1998 were $72.3 million as compared with $72.4 million during 1997. Farming segment gross profit improved by $2.3 million from 1997 to 1998 and the operating loss for the segment was reduced from $8.0 million in 1997 to $5.6 million in 1998. Despite this improvement in gross margin, the Company continued to struggle to get the 10-15% operating margins it has believed it should obtain in the farming segment of its business. Weather-related factors impacted first half production in Culiacan in 1997, and abnormally cold weather in December 1998 damaged the last stage of the crop in the Company's Santa Cruz joint venture in northern Baja California and caused damage to crops in process in Culiacan. Product pricing during the Culiacan growing season also has been lower than the Company expected during the past several years.

    Revenues of the DISTRIBUTION companies declined from $275.7 million for the year ended December 31, 1997 to $253.1 million for the year ended December 31, 1998. This decline in revenues was due to the divestiture of RVN during the first quarter of 1998, which contributed full year revenues of $55.0 million in 1997. Revenues in the U.S., Canadian, and Mexican distribution operations increased by $32.4 million from 1997 to 1998 due to a higher volume of shipments and the better pricing environment that prevailed, particularly during the fourth quarter of 1998. The U.S. and Canadian distribution companies reflected an improvement of $3.1 million in gross profit from 1997 to 1998 due to the higher volumes and prices, which offset entirely the loss of RVN's gross margin of $3.1 million recorded in 1997. Operating income of the distribution companies improved by $3.3 million from a loss of $2.8 million in 1997 to a profit of $0.5 million in 1998 due to a reduction in selling and administrative expenses associated with the divestiture of RVN.

    RESEARCH AND DEVELOPMENT revenues and gross margins increased from 1997 to 1998 by $3.3 million due to higher licensing and contract revenues. The higher licensing and contract revenues were due largely to the granting of a license to Novartis for the Company's Transwitch technology in the fourth quarter of 1998. The operating loss in the research and development segment was impacted in 1997 by a charge of $2.8 million for purchased research and development in connection with the acquisition of the intellectual property assets of UAC. The absence of this type of charge in 1998 along with the improvement in gross margins contributed to the $5.4 million improvement in the operating loss of this segment of the Company's business from 1997 to 1998. Research and development expenses increased from $5.1 million in 1997 to $5.8 million in 1998 due to the increased level of activity at DNAP.

    The write off in 1997 of $2.8 million of purchased research and development occurred in connection with the acquisition of the intellectual property assets of United Agricorp, Inc. ("UAC"), which included rights to genetically engineer traits in University of California strawberry varieties and rights to genes for fruit quality and disease resistance. DNA Plant Technology Corporation had been performing research for UAC since 1995 in the area of genetic modification of strawberries to improve various traits. The acquisition price was $2.8 million , which consisted of $2.5 million in cash and 100,000 stock options granted to one of the principals of UAC that expired in August 1999. At the time of the acquisition a zero value was assigned on the books of UAC to the various rights that were acquired.

    A valuation was completed to arrive at a value for in-process research and development. This valuation employed an income approach to determine the potential income the Company would generate by completing the necessary development activity to incorporate quality and disease resistance traits in strawberries and susbsequently selling the transformed plants to strawberry growers over a fifteen year time horizon, discounted at a rate of 30%. The value derived from this analysis was significantly greater than $2.8 million. As the technologies that were being acquired from UAC were not considered to have any alternative uses other than their application in the transgenic transformation of strawberry plants and additional research and development was required to demonstrate the technological feasibility of commercializing products from the assets being acquired, the entire $2.8 million purchase price for the UAC assets was determined to be in-process research and development. Accordingly, consistent with generally accepted accounting principles, this purchased research and development was charged off immediately to current income.

    Consolidated selling and administrative expenses declined from $26.7 million in 1997 to $25.2 million in 1998. The reduction in selling and administrative expenses associated with the divestiture of RVN was offset in part by higher corporate overhead expenses. The higher corporate expenses in 1998 emanated from the legal costs incurred in connection with the Company's defense against shareholder suits, employee termination costs, and other general corporate expenses. The employee termination costs in 1998 of $0.5 million related to an agreement reached between the Company and an executive officer who was in charge of the Company's fresh produce business on his departure.

    The non-cash charge for amortization of goodwill, patents and trademarks increased by $0.5 million in 1998 as compared with 1997 due to the recognition of a complete year of goodwill amortization related to Bionova Holding's purchase of the minority interests in ABSA and IPHC.

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

    In 1998, Bionova Holding experienced a net foreign exchange loss of $1.8 million as compared to a loss of $0.5 million in 1997. The very high level of volatility that affected worldwide financial and currency markets in the third and fourth quarters of 1998 impacted significantly the peso/dollar exchange rate. As a consequence, both ABSA and Interfruver experienced large exchange losses during the fourth quarter of 1998 due to their net peso monetary positions, reversing a small gain through the first three quarters of the year.

    Income tax expense decreased from $1.4 million in 1997 to $0.5 million in 1998. This variance was primarily attributable to the elimination of Bionova Produce, Inc.'s tax liability due to its consolidation for tax purposes into Bionova Holding beginning in the third quarter of 1997, which followed the Company's acquisition of the minority interests in IPHC.

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

CAPITAL EXPENDITURES

    During 1999, the Company made capital investments of $5.7 million in property, plant and equipment, of which $4.3 million was spent in the FARMING segment of the Company's business, $1.2 million in the DISTRIBUTION segment, and $0.2 million in RESEARCH AND DEVELOPMENT. Major investment projects in 1999 included (i) the installation of new irrigation systems on agricultural land owned ABSA, (ii) additional cooling room capacity required for product quality, and (iii) and the completion of the new packaging facility at ABSA's production site in Culiacan, Mexico.

LIQUIDITY AND CAPITAL RESOURCES

    For the year ended December 31, 1999, the Company used $31.9 million of cash in operating activities. The great majority of this cash usage in operations was associated with the losses sustained by the Company ($38.6 million), offset to some extent by non-cash items ($10.0 million). The negative cash flow impact of changes in accounts receivable and advances to growers was $0.5 million as a $2.5 million decrease in accounts receivable due to stronger collection efforts was more than offset by related party receivables due from Savia and the minority owners of Interfruver. Inventories increased by $1.9 million reflecting the investment in the Farming segment for the new harvesting season. Accounts payable and accrued expenses decreased by $0.2 million reflecting similar levels of operations at year end 1998 and 1999.

    In addition to the capital investments discussed above, investment requirements reflected in the cash flows included the last earn-out payment to Interfruver in the amount of $1.1 million associated with the Company's purchase of its majority interest in 1995. During 1999, the Company paid $5.0 million to Monsanto Company for the strawberry assets that were acquired in December 1998.

    On March 22, 1999, the Company completed a refinancing of its $85 million in consolidated debt. This refinancing culminated in a three year $100 million credit facility enabling the Company to correct the significant working capital imbalance that had persisted for several years and to relieve the risk associated with the need to continuously refinance large short-term lines of credit. The key provisions of this credit arrangement consist of (i) a payment of the entire principal amount on the third anniversary following closing,
(ii) prepayments at the option of the Company with no penalties, (iii) an interest rate of LIBOR plus 7%, (iv) up front fees of $3 million to the lead banks which arranged the financing, and (v) requirements that the Company must keep one year's worth of interest in an interest bearing reserve account and that all existing short-term financing had to be paid off with the proceeds of this loan. The contract also provides that the Company is permitted to obtain up to $30 million in new financing for working capital purposes. This credit facility is fully guaranteed by Savia. In the loan agreement with respect to Bionova Holding there are no financial covenants. However, Bionova Holding is subject to the following restrictions -- (i) Bionova Holding and its subsidiaries are only permitted to make new investments in assets and businesses in the field of agrobiotechnology,
(ii) the proceeds of any new debt beyond this $100 million credit facility and the $30 million for working capital must be used to pay down the $100 million credit facility and the new debt must have a final maturity date that is no earlier than March 23, 2003, and (iii) Bionova Holding and its subsidiaries are not permitted to merge with any other company unless Bionova Holding (or its subsidiaries) is the surviving corporate entity. Savia has similar restrictions pertaining to its three year, $450 million floating rate notes -- (i) Savia and its subsidiaries are only permitted to make investments in business arenas in which they are currently involved, (ii) Savia will not incur additional debt exceeding $70 million unless the proceeds of any new debt are used to pay down the floating rate notes it issued and the new debt must have a final maturity date that is no earlier than March 23, 2003, and (iii) Savia and its subsidiaries are not permitted to merge with any other company unless Savia (or its subsidiaries) is the surviving corporate entity. Savia's Mexican packaging company, Empaques, S.A. de C.V., and its worldwide seed company, Seminis, Inc. have debt to EBITDA requirements they must maintain on a rolling four quarter basis, and Savia's Mexican insurance company, Seguros Comercial America, S.A. de C.V., is required to be in compliance with minimum paid-in capital and technical reserve requirements and any other financial ratios or covenants as prescribed and applicable under the Ministry of Finance in Mexico. If Savia or Bionova Holding is in default on any of its obligations under the loan agreement, then the lenders have the right to declare default and accelerate all of the notes. Both Bionova Holding and Savia are currently in compliance with these restrictions and covenants.

    In achieving this longer-term financing, Bionova Holding's interest rate increased from an average of 8.5% in 1998 to between 13% and 14% in 1999. The Company obtained $30.0 million of additional working capital financing at rates between 9.0% and 10.0% in 1999.

    Net cash provided by financing activities in 1999 was $32.8 million. As described above, the Company used the majority of the proceeds from its issuance of the three year floating rate notes to pay down existing short-term debt. Since that time the Company has borrowed additional funds on a short-term basis for working capital purposes. As of year-end 1999, the Company had on deposit $9.5 million in a restricted cash account associated with the issuance of these three year notes.

    The Company incurred a net loss of $38.6 million and an operating cash flow deficiency of $31.9 million for the year ended December 31, 1999. Management anticipates that it may also incur a net loss and an operating cash flow deficiency for the year ending December 31, 2000. The losses are a result of unfavorable results of operations, primarily in the Company's farming business segment, but also are due to significant research and development expenditures and substantial financing expenses associated with the Company's highly leveraged financial position.

    Management of the Company is in the process of evaluating a variety of alternatives to help sustain the Company's operations and improve operating results. Savia, the indirect parent company of Bionova Holding, has committed at least through December 31, 2000 to financially support the Company and its subsidiaries so that they can continue with their business plans and the fulfillment of their financial obligations. In addition, Savia has committed to continue to guarantee the short-term bank loans of the Company, which in the aggregate will not exceed $30 million. There can be no assurance that any of the alternatives being considered by management will result in sufficient working capital to significantly improve the Company's current financial position or its results of operations.

    The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    ABSA currently has two lawsuits pending that challenge their rights of ownership to 374 hectares of land in Mexico, which represents approximately 30% of the land owned by ABSA. ABSA was indemnified fully by the former owners of this land, "the Batiz Family," when it completed the acquisition of their minority interest ownership in ABSA in 1997. If ABSA were to lose both of these lawsuits, ABSA expects to recover the full value of this land. ABSA then could either purchase new land, rent land, or contract with other growers to replace any production lost from a transfer of these specific lands.

YEAR 2000 ("Y2K") UPDATE

Background

    The Company completed its Year 2000 project in December 1999. This Y2K project included both information technology ("IT") and non-IT systems and was divided into four principal sections. These sections were (1) hardware,
(2) software, (3) non-IT systems, and (4) third parties (suppliers, customers, and other). Sections 1, 2, and 3 went through seven phases, as follows: (i) an inventory of all items relevant to Y2K, (ii) assignment of priorities regarding each of these items for the Company's activities in the Y2K,
(iii) determination of the Company's Y2K capability and compliance with regard to each of these items, (iv) preliminary testing of Y2K capability,
(v) maintenance and or replacement of items that failed to meet Y2K requirements, (vi) validation that maintenance and replacement changes met Y2K requirements, and (vii) design of contingency plans.

    To date the Company and its subsidiaries have operated without any disruptions associated with the changeover to the year 2000. Costs incurred by the Company to date with respect to the Y2K activities it performed amounted to $0.280 million, and the entire amount of this was expensed in 1999.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. FAS 133, as amended by Statement of Financial Accounting Standards No. 137, is effective for all fiscal years beginning after June 15, 2000. FAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedged transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company will adopt FAS 133 January 1, 2001 as required.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This report on Form 10-K includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. All statements, including without limitation statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" other than statements of historical facts included in this Form 10-K, including statements regarding our financial position, business strategy, prospects, plans and objectives of our management for future operations, and industry conditions, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give you no assurance that these expectations will prove to be correct. In addition to important factors described elsewhere in this report, the following "Risk Factors," sometimes have affected, and in the future could affect, our actual results and could cause these results during 2000, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf. When we use the terms "Bionova," "we," "us," and "our," these terms refer to the Company and its subsidiaries.

RISKS RELATING TO OUR FINANCIAL CONDITION

WE MAY CONTINUE TO SUSTAIN LOSSES AND ACCUMULATE DEFICITS IN THE FUTURE

    We have sustained losses in 1996, 1997, 1998, and 1999. As of December 31, 1999 our accumulated deficit was $104.5 million. For the year ended
December 31, 1999, we had a net loss of $38.6 million. The factors that caused these losses, including factors described in this section, may continue to limit our ability to make a profit in the future.

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

OUR LEVERAGED POSITION COULD CAUSE US TO BE UNABLE TO MEET OUR CAPITAL NEEDS,
  WHICH COULD HURT OUR FINANCIAL CONDITION

    At December 31, 1999 we had $126.2 million of indebtedness and stockholders equity of $3.4 million. This level of indebtedness may pose substantial risks to our company and to our stockholders, including the possibility that we may not generate sufficient cash flow to pay our outstanding debts. Our level of indebtedness may also adversely affect our ability to incur additional indebtedness and finance our future operations and capital needs, and may limit our ability to pursue other business opportunities.

RISKS RELATING TO OUR FARMING AND DISTRIBUTION BUSINESS

BAD WEATHER AND CROP DISEASE CAN AFFECT THE AMOUNT OF PRODUCE WE CAN GROW, WHICH
  CAN DECREASE OUR REVENUES AND PROFITABILITY

    Weather conditions greatly affect the amount of fresh produce we bring to market, and, accordingly, the prices we receive for our produce. Storms, frosts, droughts, and particularly floods, can destroy a crop and less severe weather conditions, such as excess precipitation, cold weather and heat, can kill or damage significant portions of a crop. Crop disease and pestilence can be unpredictable and can have a devastating effect on our crops, rendering them unsalable and resulting in the loss of all or a portion of the crop for that harvest season. Even when only a portion of our crops are damaged, the profits we could have made on the crop will be severely affected because the costs to plant and cultivate the entire crop will have been incurred although we may experience low yields or may only be able to sell a portion of our crop. In 1998 and 1999, ABSA's significant losses were in large measure due to very cold weather and diseases that severely affected outputs in its Culiacan operations and in its joint venture in Baja California Norte.

A CHANGE IN ABSA'S RELATIONSHIP WITH ITS JOINT VENTURE IN BAJA CALIFORNIA NORTE
  CAN AFFECT THE AMOUNT OF PRODUCE WE GROW, WHICH CAN DECREASE REVENUES AND PROFITS

    One grower in Baja California, Santa Cruz Empacadora, S. de R.L. de C.V., accounted in 1999 for approximately 11% of our consolidated sales. Due to losses incurred during the 1999 growing season, ABSA recently negotiated an agreement with this grower whereby the grower has pledged certain assets as collateral to secure its outstanding receivable. ABSA and the grower currently are in negotiations as to whether they will continue their association agreement in 2000 and the terms and conditions of this agreement. If an agreement is reached to continue to grow during this next growing season, we expect we will reduce our financial commitment significantly with a corresponding reduction in the amount of hectares that will be planted and harvested as compared with 1999. In turn, a reduction in the output of

Santa Cruz would likely result in lower overall sales of the Company and lower total operating profit as compared with what previously had been projected for future years.

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

    The currency exchange rates in Mexico have historically been volatile. For example, in December 1994, the Mexican government announced its intention to float the Mexican peso against the United States dollar and, as a result, the peso devalued over 40% relative to the dollar during that month. Since January 1995, the value of the peso has decreased approximately 90%. These exchange rate fluctuations impact our subsidiaries' business. If the value of the peso decreases relative to the value of the dollar, then:

(1) imports of produce into Mexico for distribution by our Mexican subsidiary become more expensive in peso terms and therefore more difficult to sell in the Mexican market; and

(2) inflation that generally accompanies reductions in the value of the peso reduces the purchasing power of Mexican consumers, which reduces the demand for all products including produce and, in particular, imported, branded or other premium-quality produce.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    The table below provides information about the Company's derivative financial instruments and consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Weighted average variable rates are based on implied forward rates in the yield curve on December 31, 1999. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars and Mexican pesos, and are indicated accordingly in the tables below.

                                                                  EXPECTED MATURITY DATE
                                  ---------------------------------------------------------------------------------------
                                                                                                                   FAIR
                                    2000       2001       2002       2003       2004     THEREAFTER    TOTAL      VALUE
                                  --------   --------   --------   --------   --------   ----------   --------   --------
Short-Term debt:
($US equivalent in millions)
  U.S. dollar variable rate.....   $21.6                                                               $ 21.6     $ 21.6
    Average interest rate.......       9%
  Peso variable rate (in $US)...     1.1                                                                  1.1        1.1
    Average interest rate.......      26%
Long-term debt:
  U.S. dollar fixed rate........   $ 2.9                                                               $  2.9     $  2.9
    Average interest rate.......      10%
  U.S. dollar variable rate.....   $ 0.3       $0.1      $100.1      $0.1                              $100.6     $100.6
    Average interest rate.......      12%        12%         13%       12%

    The Company tries to use the most cost-effective means to fund its operating and capital needs. Fixed or variable debt will be borrowed in both U.S. dollars and Mexican pesos. The Company borrows Mexican pesos to provide for its working capital needs in its Mexican operations. To minimize exchange risk associated with the importation of products, the Company will enter into forward exchange contracts where the functional currency to be used in the transaction is dollars. At December 31, 1999, approximately 3% of the Company's long-term debt is fixed rate debt and 97% is variable rate debt. All of the fixed rate long-term debt is denominated in U.S. dollars. All of the long-term variable rate debt is denominated in U.S. dollars.

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

                                                                   EXPECTED MATURITY DATE
                                   ---------------------------------------------------------------------------------------
                                                                                                                    FAIR
                                     2000       2001       2002       2003       2004     THEREAFTER    TOTAL      VALUE
                                   --------   --------   --------   --------   --------   ----------   --------   --------
On-Balance sheet
Financial Investments
($US equivalent in millions)
  Peso short-term debt:
    Variable rate (in $US).......  $   1.1                                                               $1.1       $1.1
    Average interest rate........       26%
    Expected maturity or
      transaction date...........  Dec. 31

    The Company had no firmly committed forward sales contracts in Mexican pesos as of December 31, 1999.

    The Company is exposed to U.S. dollar-to-Mexican peso currency exchange risk due to revenues and costs denominated in Mexican pesos associated with its Mexican subsidiaries, ABSA and Interfruver. The Company expects it will continue to be exposed to currency exchange risks in the near future.

    The Company's subsidiaries, Interfruver and Premier, from time to time enter into foreign exchange forward contracts to manage their exposure to fluctuations in foreign currency denominated payables. These contracts generally mature within three months. As of December 31, 1999, the Company had foreign exchange forward contracts outstanding in the amount of $1.883 million. Gains and losses arising from foreign currency transactions are included in the line item entitled "Exchange (loss) gain, net" in the Consolidated Statement of Operations when realized.

COMMODITY PRICE RISK

    The table below provides information about the Company's fresh produce growing crops inventory and fixed price contracts that are sensitive to changes in commodity prices. For inventory, the table presents the carrying amount and fair value at December 31, 1999. For the fixed price contracts, the table presents the notional amounts in Boxes, the weighted average contract prices, and the total dollar contract amount by expected maturity dates, the latest of which occurs within one year from the reporting date. Contract amounts are used to calculate the contractual payments and quantity of fresh produce to be exchanged under futures contracts.

                                                                AT DECEMBER 31,
                                                                     1999
                                                              -------------------
                                                              CARRYING     FAIR
                                                               AMOUNT     VALUE
                                                              --------   --------
On-balance sheet commodity position:
  Fresh produce crops in process inventory ($US in
    millions)...............................................   $ 8.9      $ 8.9
Fixed price contracts:
  Contract volumes (158,141 boxes)
  Weighted average unit price (per 158,141 boxes)...........   $8.50      $8.50
  Contract amount ($US in millions).........................   $ 1.3      $ 1.3

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
 and Stockholders of
 Bionova Holding Corporation:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income and loss, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Bionova Holding Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

San Diego, California
March 14, 2000

                          BIONOVA HOLDING CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                               THOUSANDS OF U.S.
                                                                    DOLLARS
ASSETS

Current assets:
Cash and cash equivalents...................................  $  4,510   $ 15,405
Accounts receivable, net....................................    30,499     28,220
Advances to growers, net....................................     3,151     12,186
Inventories, net............................................    17,218     16,478
Other current assets........................................     1,771      1,763
                                                              --------   --------
  Total current assets......................................    57,149     74,052
                                                              --------   --------
Property, plant and equipment, net..........................    38,379     38,611
Patents and trademarks, net.................................    15,374     17,025
Goodwill, net...............................................    28,210     29,539
Deferred income taxes.......................................       611      4,174
Other assets, net...........................................    22,230      4,285
                                                              --------   --------
  Total assets..............................................  $161,953   $167,686
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Short-term bank loans.......................................  $ 22,653   $ 79,751
Current portion of long-term debt...........................     3,250      1,558
Accounts payable and accrued expenses.......................    20,899     26,075
Accounts due to related parties.............................     8,413      7,396
Deferred income taxes.......................................     1,513      5,315
                                                              --------   --------
  Total current liabilities.................................    56,728    120,095
Long-term debt..............................................   100,252      4,225
                                                              --------   --------
  Total liabilities.........................................   156,980    124,320
                                                              --------   --------
Minority interest...........................................     1,589      1,249
                                                              --------   --------
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized, no
  shares issued and outstanding.............................        --         --
Common stock, $.01 par value, 50,000,000 shares authorized,
  23,588,031 shares issued and outstanding..................       236        236
Additional paid-in capital..................................   107,918    107,918
Accumulated deficit.........................................  (104,494)  ( 65,845)
Accumulated other comprehensive income (loss)...............      (276)      (192)
                                                              --------   --------
Total stockholders' equity..................................     3,384     42,117
                                                              --------   --------
  Total liabilities and stockholders' equity................  $161,953   $167,686
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                          BIONOVA HOLDING CORPORATION

                    CONSOLIDATED STATEMENT OF OPERATIONS AND
                         COMPREHENSIVE INCOME AND LOSS

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
                                                               THOUSANDS OF U.S. DOLLARS
                                                              (EXCEPT PER SHARE AMOUNTS)
Total revenues........................................  $   242,359   $   262,111   $   281,198
                                                        -----------   -----------   -----------
Cost of sales.........................................      232,220       235,602       262,713
Selling and administrative expenses...................       27,430        25,151        26,660
Research and development expenses.....................        6,442         5,846         5,072
Purchased research and development....................           --            --         2,815
Amortization of goodwill, patents and trademarks......        3,345         2,940         2,407
                                                        -----------   -----------   -----------
                                                            269,437       269,539       299,667
                                                        -----------   -----------   -----------
Operating (loss) income...............................      (27,078)       (7,428)      (18,469)
                                                        -----------   -----------   -----------
Interest expense......................................      (16,018)       (7,982)       (5,704)
Interest income.......................................        1,835         1,285         1,964
Exchange (loss) gain , net............................          905        (1,762)         (481)
Other non-operating (expense) income..................           --           137          (182)
                                                        -----------   -----------   -----------
                                                            (13,278)       (8,322)       (4,403)
                                                        -----------   -----------   -----------
Loss before income tax................................      (40,356)      (15,750)      (22,872)
Income tax expense....................................          978           456         1,426
                                                        -----------   -----------   -----------
Loss before minority interest.........................      (41,334)      (16,206)      (24,298)
Minority interest in net loss of subsidiaries, net....        2,685           601         3,986
                                                        -----------   -----------   -----------
Net loss..............................................      (38,649)      (15,605)      (20,312)
Other comprehensive income (expense) net of tax:
  Foreign currency translation adjustment.............          (84)          116          (207)
                                                        -----------   -----------   -----------
Comprehensive income (loss)...........................  $   (38,733)  $   (15,489)  $   (20,519)
                                                        ===========   ===========   ===========
Net loss per share--basic and diluted.................  $     (1.64)  $     (0.80)  $     (1.11)
                                                        ===========   ===========   ===========
Weighted average number of common shares
  outstanding.........................................   23,588,031    19,603,320    18,370,640

   The accompanying notes are an integral part of these financial statements.

                          BIONOVA HOLDING CORPORATION

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                          ACCUMULATED
                                     COMMON                 ADDITIONAL       OTHER                         TOTAL
                                     SHARES       COMMON     PAID-IN     COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                   OUTSTANDING    STOCK      CAPITAL     INCOME (LOSS)     DEFICIT        EQUITY
                                   -----------   --------   ----------   -------------   -----------   -------------
                                                               THOUSANDS OF U.S. DOLLARS
Balance at December 31, 1996.....  18,370,640      $184      $ 78,535        $(101)       $ (29,928)     $ 48,690
Options issued in conjunction
  with UAC acquisition...........                                 185                                         185
Net loss.........................                                                           (20,312)      (20,312)
Cumulative translation
  adjustment.....................                                             (207)                          (207)
                                   ----------      ----      --------        -----        ---------      --------
Balance at December 31, 1997.....  18,370,640       184        78,720         (308)         (50,240)       28,356
Shares issued to Bionova
  International, Inc., net of
  expenses.......................   5,217,391        52        29,198                                      29,250
Net loss.........................                                                           (15,605)      (15,605)
Cumulative translation
  adjustment.....................                                              116                            116
                                   ----------      ----      --------        -----        ---------      --------
Balance at December 31, 1998.....  23,588,031       236       107,918         (192)         (65,845)       42,117
Net loss.........................                                                           (38,649)      (38,649)
Cumulative translation
  adjustment.....................                                              (84)                           (84)
                                   ----------      ----      --------        -----        ---------      --------
Balance at December 31, 1999.....  23,588,031      $236      $107,918        $(276)       $(104,494)     $  3,384
                                   ==========      ====      ========        =====        =========      ========

   The accompanying notes are an integral part of these financial statements.

                          BIONOVA HOLDING CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1999        1998        1997
                                                              ---------   --------   -----------
                                                                  THOUSANDS OF U.S. DOLLARS
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $ (38,649)  $(15,605)  $   (20,312)
Items not affecting cash:
  Minority interest.........................................     (2,685)      (601)       (3,986)
  Depreciation..............................................      5,022      4,136         3,938
  Amortization of goodwill, patents and trademarks..........      3,345      2,940         2,407
  Purchased research and development........................         --         --         2,815
  Deferred income taxes.....................................       (239)      (295)          882
  Write-off of property, plant and equipment................         --         --           943
  Allowances for uncollectible receivables and slow moving
    inventory...............................................      4,596      2,665         2,264
  Loss (gain) from sale of property, plant and equipment....        (21)      (137)         (321)
Net changes (exclusive of acquisitions) in:
  Accounts receivable and advances to growers, net..........       (488)   (10,010)       (3,902)
  Inventories...............................................     (1,903)       900         2,232
  Other assets..............................................       (701)    (5,263)        1,524
  Accounts payable and accrued expenses.....................       (176)    (2,120)       (2,690)
                                                              ---------   --------   -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.........    (31,899)   (23,390)      (14,206)
                                                              ---------   --------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for acquisition of intellectual property..........     (5,000)        --        (2,630)
  Acquisitions, net of cash acquired........................         --         --        (8,188)
  Purchases of property, plant and equipment................     (5,738)    (9,775)       (6,444)
  Proceeds from sale of property, plant and equipment.......         --        479           564
  Payments for purchases of companies.......................     (1,057)      (476)         (627)
  Proceeds from divestiture of Van Namen, net of cash
    divested................................................         --        637            --
  Loss on divestiture of subsidiary.........................         --       (832)          832
                                                              ---------   --------   -----------
NET CASH USED IN INVESTING ACTIVITIES.......................    (11,795)    (9,967)      (16,493)
                                                              ---------   --------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net changes in short-term borrowings......................    (54,697)    29,955        19,107
  Proceeds from bank loans and other debtors................         --        256           267
  Repayments of long-term debt..............................     (4,120)    (2,746)       (9,211)
  Proceeds from long-term debt..............................    100,147         --            --
  Accounts due to related parties...........................      1,017    (14,553)       16,401
  Restricted cash...........................................     (9,548)        --            --
  Investment by Bionova International, Inc., net of
    expenses................................................         --     29,250            --
                                                              ---------   --------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................     32,799     42,162        26,564
                                                              ---------   --------   -----------
Net (decrease) increase in cash and cash equivalents........    (10,895)     8,805        (4,135)
Cash at beginning of year...................................     15,405      6,600        10,735
                                                              ---------   --------   -----------
Cash at end of year.........................................  $   4,510   $ 15,405   $     6,600
                                                              =========   ========   ===========
SUPPLEMENTAL CASH FLOW DATA
Interest paid...............................................  $  14,658   $  7,439   $     4,915
Income taxes paid...........................................      1,399        954           294
NON-CASH INVESTING AND FINANCING ACTIVITIES
Options issued in connection with UAC acquisition...........         --         --           185
Issuance of promissory notes in the acquisition of the
  minority interests of ABSA and IPHC.......................         --         --         7,220
Reduction in principal due on promissory notes associated
  with the acquisition of the minority interests of ABSA and
  IPHC......................................................       (709)        --            --
Acquisition of Monsanto Company's strawberry development
  program...................................................         --      5,000            --

   The accompanying notes are an integral part of these financial statements.

                          BIONOVA HOLDING CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    Bionova Holding Corporation, a Delaware corporation (together with its subsidiaries, "Bionova Holding" or the "Company"), which changed its name on April 28, 1999 from DNAP Holding Corporation, a subsidiary of Bionova, S.A. de C.V. ("Bionova Mexico"), a Mexican corporation, was formed on January 12, 1996. Today, the Company acts as a holding company for (i) Agrobionova, S.A. de C.V., of which the Company owns 80% ("ABSA"), (ii) International Produce Holding Company, of which the Company owns 100% ("IPHC"), (iii) DNA Plant Technology Corporation, of which the Company owns 100% ("DNAP"), and (iv) VPP Corporation, of which the Company owns 100% ("VPP").

RISKS AND UNCERTAINTIES

    The Company incurred a net loss of $38.6 million and an operating cash flow deficiency of $31.9 million for the year ended December 31, 1999. Management anticipates that it may also incur a net loss and an operating cash flow deficiency for the year ending December 31, 2000. The losses are a result of unfavorable results of operations, primarily in the Company's farming business segment, but also are due to significant research and development expenditures and substantial financing expenses associated with the Company's highly leveraged financial position.

    Management of the Company is in the process of evaluating a variety of alternatives to help sustain the Company's operations and improve operating results. Savia, S.A. de C.V. ("Savia"), the indirect parent company of Bionova Holding, has committed at least through December 31, 2000 to financially support the Company and its subsidiaries so that they can continue with their business plans and the fulfillment of their financial obligations. In addition, Savia has committed to continue to guarantee the short-term bank loans (Note 9) of the Company, which in the aggregate will not exceed $30 million. There can be no assurance that any of the alternatives being considered by management will result in sufficient working capital to significantly improve the Company's current financial position or its results of operations.

    The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BIONOVA HOLDING CORPORATION CAPITAL INCREASE DURING 1998

    On October 6, 1998, the Company announced a re-capitalization program whereby all common shareholders as of the record date will be issued rights to acquire 3 shares of common stock for every 4 shares they own at an exercise price of $5.75 per share. Rights associated with partial shares will be rounded up to the next higher whole number of shares equivalent.

    As a part of the re-capitalization program, Bionova International, Inc., made a capital contribution of $30 million on October 6, 1998, and received in exchange 5,217,391 shares of Bionova Holding Corporation common stock at a price of $5.75 per share. Bionova International, Inc. agreed that upon issuance of the 13,557,630 rights it will be due to receive under the re-capitalization program, it will surrender back to Bionova Holding the equivalent number of rights (9,130,435) corresponding to the number of shares it purchased in October 1998. Approximately 4,133,390 rights will be issued to all other stockholders in accordance with their share holdings.

    The Company has been working on the required filings with the SEC to make the rights offering effective since May of 1999 and still has some questions to address that were raised by the SEC on February 3, 2000 in response to its second set of filings. The Company expects to resubmit the required filings to the SEC on or about March 24, 2000 and will then await a further response from the SEC. In

                          BIONOVA HOLDING CORPORATION

NOTE 1--BASIS OF PRESENTATION (CONTINUED) consideration of the long delay in issuing the rights, Bionova Holding's Board of Directors approved an extension of the expiration date for these rights to December 29, 2000 at its meeting on March 1, 2000.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Consolidation

    The consolidated financial statements include Bionova Holding Corporation and all of its wholly-owned and majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. Acquired businesses are included in the results of operations since their acquisition dates. Divested businesses are included in the results of operations until their divestiture dates. The minority stockholders' interest in the majority-owned subsidiaries' financial position and results of operations is presented as a minority interest in the Company's consolidated financial statements.

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

c. Revenue recognition

PRODUCE SALES

    The Company sells produce on its own account and on behalf of growers and other parties on a commissioned basis. Revenue from such sales is recognized when the produce is shipped, net of an allowance for estimated returns. Since the Company bears the risk of loss for collection of sales proceeds for sales on behalf of growers and other parties on which commissions are earned, the associated sales are recognized at the gross sales amounts, net of an allowance for estimated returns or other credits. In the consolidated results of operations, 1999, 1998, and 1997 sales recognized on a commissioned basis and the related commissions earned were as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------
                                                            $(000'S)
Sales..........................................  $128,718   $148,079   $98,882
Commissions earned.............................    13,314     13,695     9,132

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

                          BIONOVA HOLDING CORPORATION

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
d. Cash and cash equivalents

    Cash equivalents are stated at cost, which approximates the fair value. The Company considers all highly liquid and temporary cash investments with original maturities of three months or less to be cash equivalents. The Company's policy is to place its cash and cash equivalents with large creditworthy financial institutions to limit the amount of credit exposure.

e. Advances to growers

    Advances to growers are made for supplies, seed, and other growing and harvesting costs. The advances are interest bearing and non-interest bearing and repaid from amounts withheld from sales proceeds due to growers.

f. Association agreements

    The Company has entered into certain agreements with growers under which the Company shares in the profits and losses associated with growing activities. The Company records these participation agreements under the equity method of accounting.

    One grower in Baja California, Santa Cruz Empacadora, S. de R.L. de C.V., accounted in 1999 for approximately 11% of the Company's consolidated sales. Due to losses incurred during the 1999 growing season, ABSA recently negotiated an agreement with this grower whereby the grower has pledged certain assets as collateral to secure his outstanding receivable. ABSA and the grower currently are in negotiations as to whether they will continue their association agreement in 2000 and the terms and conditions of this agreement. If an agreement is reached to continue to grow during this next growing season, the Company expects it will reduce its financial commitment significantly with a corresponding reduction in the amount of hectares that will be planted and harvested as compared with 1999.

g. Inventories

    Inventories are stated at the lower of cost or market. Cost is determined by using the first-in, first-out method for finished produce. Cost of growing crops includes direct material and labor and an allocation of indirect costs and are accumulated until the time of the harvest, subject to lower of cost or market adjustments.

h. Property, plant and equipment

    Property, plant and equipment are stated at their acquisition cost. Additions to property, plant and equipment, including significant improvements and renewals, are capitalized. Maintenance and repair costs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

i. Goodwill

    Goodwill consists principally of excess purchase price over the fair value of tangible and identifiable intangible assets of businesses acquired. Goodwill is amortized on the straight-line basis over twenty years. Amortization of goodwill amounted to $1.696 million, $1.708 million, and $1.174 million in 1999, 1998 and 1997, respectively. Accumulated amortization was $6.531 million and $4.857 million at December 31, 1999 and 1998, respectively.

                          BIONOVA HOLDING CORPORATION

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
j. Patents and trademarks

    The costs of obtaining patents are expensed as incurred. Acquired patents and trademarks are capitalized and amortized using the straight-line method over their estimated useful lives of 12 years. The historical cost of these patents and trademarks as of December 31, 1999 and 1998 was $19.8 million for both years, and the accumulated amortization as of these same dates amounted to $4.425 million and $2.775 million, respectively. During 1999, 1998, and 1997 the Company recorded amortization expense of $1.650 million, $1.233 million, and $1.233 million, respectively.

k. Research and product development costs

    All research and product development costs incurred or acquired are expensed.

l. Stock-based compensation

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

n. Impairment of long-lived assets

    Management periodically reviews for impairment the long-lived assets and certain identifiable intangibles, including goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized whenever the sum of the expected, undiscounted future net cash flows is less than the carrying amount of the assets.

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

                          BIONOVA HOLDING CORPORATION

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
q. Translation of financial statements

    The financial statements for subsidiaries whose functional currency is not the U.S. dollar are translated in the following manner: assets and liabilities at the year-end rates, stockholders' equity at historical rates and results of operations at the monthly average exchange rates. The effects of exchange rate changes are reflected as a separate component of stockholders' equity.

    For subsidiaries whose activities are recorded in currencies which are not their functional currency and any subsidiaries located in a hyperinflationary environment, i.e. countries with inflation exceeding 100% over the prior three years (which in the case of Bionova Holding's subsidiaries was exclusively ABSA in 1999, and in 1998 and 1997 included all Mexican subsidiaries), the components of the financial statements are translated as follows:

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

    Effective January 1, 1999, Mexico ceased to be considered a highly inflationary economy. Interfruver, whose functional currency is the peso, now accounts for foreign exchange impacts on non-monetary balance sheet accounts as changes to the cumulative translation account under stockholders' equity rather than as foreign exchange gains and losses on the consolidated statement of operations. ABSA's functional currency has been and continues to be the U.S. dollar; therefore, its results are not affected by this change.

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

                          BIONOVA HOLDING CORPORATION

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
s. Employee benefit plan

    DNAP has a savings and retirement plan and trust (the "401(k) Plan") available to all eligible employees of DNAP. An eligible employee may elect to defer, in the form of contributions to the 401(k) Plan, between 1% and 15% (in 1% increments) of the total compensation that would otherwise be paid to the employee, subject to annual contribution limitations. An employee's contributions are invested at the direction of the employee in various investment options and are fully vested and non-forfeitable immediately upon contribution. The 401(k) Plan provides for DNAP contributions in the form of common stock or cash, not to exceed 3% of elective salary deferral contributions. During 1999, 1998, and 1997, DNAP's cash contributions to the 401(k) Plan were approximately $0.102 million, $0.110 million, and $0.082 million, respectively.

    Effective January 1, 1998, Tanimura Distributing, Inc. ("TDI"), implemented a 401(k) profit sharing plan (the "TDI Plan"), which was available to all eligible employees of TDI. An eligible employee could elect to defer, in the form of contributions to the TDI Plan, up to 15% of the total compensation that would otherwise have been paid to the employee, subject to annual contribution limitations. An employee's contributions were invested at the direction of the employee in various investment options and were fully vested and non-forfeitable immediately upon contribution. The TDI Plan provided for TDI matching contributions at the discretion of the employer (TDI). For 1998, TDI agreed to match employee contributions up to a maximum of $500 per employee. During 1999 and 1998, TDI's employer contributions amounted to approximately $0.008 million and $0.013 million, respectively.

    Effective January 1, 1999, Tanimura Distributing, Inc., Bionova
Produce, Inc. and R.B. Packing of California, Inc. were consolidated into the 401(k) Plan. The contributions of Bionova Produce, Inc. and R.B. Packing of California, Inc. to the plans in 1999 were $0.010 million and $0.003 million for these companies, respectively.

t. Comprehensive income

    Other comprehensive income refers to changes in equity (net assets) which do not result from investments by owners or distributions to owners. Other comprehensive income consists of revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax.

u. Segment reporting

    The Company reports segment data based on the management approach. The management approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of the Company's reportable operating segments. The Company also discloses information about products and services, geographical areas and major customers.

                          BIONOVA HOLDING CORPORATION

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

v. New accounting pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. FAS 133, as amended by Statement of Financial Accounting Standards No. 137, is effective for all fiscal years beginning after June 15, 2000. FAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedged transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company will adopt FAS 133 January 1, 2001 as required.

w. Reclassification of costs

    Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3--ACQUISITIONS, MERGERS, AND DIVESTITURES

    In 1996, 1997 and 1998, the Company and its subsidiaries made the following acquisitions and divestitures:

    - In November 1996, IPHC acquired a 51% stake in Royal Van Namen ("RVN"), a distributor of fresh produce located in The Netherlands. The purchase price for RVN including earnout payments totaled $1.752 million. In February 1998, the Company sold IPHC's 51% interest in RVN for
      $0.9 million. As part of the consideration, various obligations among the parties were waived, including IPHC's obligation to make additional earn-out payments. The loss on the sale was recognized in the 1997 Consolidated Statement of Operations under Other non-operating (expense) income and amounted to $0.832 million. Revenues, operating profit, and income before income tax recorded in the consolidated statement of operations for RVN in 1997 were $54.843 million, $0.486 million, and $0.355 million, respectively. RVN's operations have been included in the Distribution segment for purposes of segment accounting.

    - In August 1997, the Company, through its wholly owned subsidiary, VPP Corporation, acquired the intellectual property assets of United
      Agricorp, Inc. ("UAC"), including all of UAC's rights to and under technology, issued patents, trademarks, trade secrets, know-how and all similar rights. DNAP had been performing work under a research agreement with UAC since 1995 in the area of genetic modifications of strawberries to improve various traits. The purchase price for UAC's technology assets was $2.8 million. In connection with the transaction, in consideration for certain non-competition and indemnification commitments made by UAC's major stockholder, the Company issued options to purchase 100,000 shares of the Company's common stock. The exercise price of these options was the market price of the common stock on August 27, 1997, which also was the date on which these options were granted. These options were valued at $0.185 million on the date of grant using the Black-Scholes option pricing model. This $0.185 million of value associated with these options was part of the $2.8 million of consideration awarded to UAC for the purchase of the assets.

    - In October 1997, the Company completed its acquisition of the minority interests in IPHC and increased its ownership in ABSA to 80.0% (the effective date of the transaction agreed to by the parties was July 31, 1997 for purposes of allocating minority income and losses). The price for

                          BIONOVA HOLDING CORPORATION

NOTE 3--ACQUISITIONS, MERGERS, AND DIVESTITURES (CONTINUED) acquiring these interests was $14.7 million. The goodwill resulting from the acquisition of these interests was $12.1 million.

    - In December 1998, the Company, through its wholly owned subsidiary, VPP Corporation, acquired Monsanto Company's strawberry development program. The program includes exclusive rights to most of Monsanto's existing genetic and gene technology for berry development, and a non-exclusive right to future Monsanto berry technology, including strawberries, cranberries, raspberries, blackberries, boysenberries and blueberries. The package includes a breeding program with a strawberry variety that was commercialized in the United States in 1999, as well as multiple strawberry varieties planned for commercial introduction over the next few years. This acquisition complements the research that DNAP had been conducting since 1995 in the area of genetic modifications of strawberries to improve various traits. The purchase price for Monsanto's technology assets was $5.0 million paid in January, 1999. These technology assets will be amortized over a period of twelve years. In consideration for certain additional licenses and assets the Company could be obligated to pay an additional $7.0 million, which will be recorded as additions to the purchase price if and when they occur.

NOTE 4--ACCOUNTS RECEIVABLE

    Accounts receivable were comprised of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                   $(000'S)
Trade.......................................................  $19,460    $21,960
Recoverable value-added tax.................................    1,581      1,960
Officers and employees......................................      180        286
Sundry debtors..............................................    4,024      2,688
Related parties.............................................    8,827      2,484
                                                              -------    -------
                                                               34,072     29,378
Allowance for doubtful accounts and returns.................   (3,573)    (1,158)
                                                              -------    -------
                                                              $30,499    $28,220
                                                              =======    =======

    The Company sells its produce primarily to retailers and wholesalers in the United States, Mexico and Canada. No single customer accounted for more than 5% of the Company's sales, and there were no significant accounts receivable from a single customer at December 31, 1999 or 1998.

                          BIONOVA HOLDING CORPORATION

NOTE 5--ADVANCES TO GROWERS

    Advances to growers were comprised of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                   $(000'S)
Advances to growers.........................................   $3,771    $13,901
Advances to related parties.................................      238        760
                                                               ------    -------
                                                                4,009     14,661
Allowance for doubtful accounts.............................     (858)    (2,475)
                                                               ------    -------
                                                               $3,151    $12,186
                                                               ======    =======

    The Company has agreements with certain produce growers in Mexico whereby a significant portion of growing costs are paid in advance by the Company. The growing costs are recorded as advances to growers and are recognized as a component of cost of produce sales when the produce is sold. The advances in Mexico ($0.816 million and $7.572 million at December 31, 1999 and 1998, respectively) are secured by promissory notes and/or the right to use the acreage of the grower if the advances are not repaid. Advances to growers in the United States ($2.335 million and $4.614 million at December 31, 1999 and 1998, respectively) are generally not collateralized.

    Advances earned interest at 12% per annum in 1999 and 14% per annum in 1998 and 1997. Interest income from these advances amounted to $0.462 million, $0.609 million, and $0.651 million during the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 6--INVENTORIES

    Inventories were comprised of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                   $(000'S)
Finished produce............................................  $ 1,708    $ 2,756
Growing crops...............................................    8,851      8,020
Advances to suppliers.......................................      281        299
Spare parts and materials...................................    3,834      3,977
Merchandise in transit and other............................    3,813      1,566
                                                              -------    -------
                                                               18,487     16,618
Allowance for slow moving inventory.........................   (1,269)      (140)
                                                              -------    -------
                                                              $17,218    $16,478
                                                              =======    =======

                          BIONOVA HOLDING CORPORATION

NOTE 7--PROPERTY, PLANT, AND EQUIPMENT

    Property, plant and equipment was comprised of the following:

                                                             DECEMBER 31,
                                                          -------------------   ESTIMATED
                                                            1999       1998       LIFE
                                                          --------   --------   ---------
                                                               $(000'S)
Land....................................................  $ 9,688    $ 9,422
Buildings...............................................   12,030      9,351    25 years
Machinery and equipment.................................   19,780     15,169    15 years
Office equipment........................................    4,360      3,913    4 years
Transportation equipment................................    3,746      3,924    10 years
Vineyards and agricultural tools........................    2,955      2,455    3 years
Land improvements and others............................      698        704    13 years
Construction in progress................................    1,082      5,662
                                                          -------    -------
                                                           54,339     50,600
Accumulated depreciation and amortization...............  (15,960)   (11,989)
                                                          -------    -------
                                                          $38,379    $38,611
                                                          =======    =======

    Equipment amounting to $0.365 million and $2.414 million at December 31, 1999 and 1998, respectively, has been recorded under capitalized leases and included above. Related accumulated depreciation amounted to $0.098 million and $0.822 million at December 31, 1999 and 1998, respectively, and the related depreciation expense amounted to $0.060 million, $0.175 million and $0.192 million for the years ended December 31, 1999, 1998 and 1997, respectively. Assets held for sale are valued at their net realizable value.

NOTE 8--OTHER ASSETS, NET

    Other assets was comprised of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                   $(000'S)
Notes receivable from growers...............................  $13,495     $3,591
Restricted cash.............................................    9,548         --
Prepaid commissions.........................................    1,167        408
Others......................................................      592        286
                                                              -------     ------
                                                               24,802      4,285
Allowance for doubtful accounts.............................   (2,572)        --
                                                              -------     ------
                                                              $22,230     $4,285
                                                              =======     ======

                          BIONOVA HOLDING CORPORATION

NOTE 9--BANK LOANS AND LONG-TERM DEBT

SHORT-TERM LOANS

    Short-term bank loans consist of amounts due to banks, denominated in U.S. dollars, under various lines of credit facilities. The lines of credit contain certain covenants which, among other things, require maintenance of certain ratio levels and tangible net worth levels. The lines of credit bear interest at prime (9.9% and 9.7% at December 31, 1999 and 1998, respectively). Various credit facilities are available with banks whereby the Company may borrow upon such terms as the subsidiaries and banks mutually agree. At December 31, 1999, such bank credit facilities amounted to $30.6 million, of which $8.0 million was not used. The amounts due under bank credit facilities with Mexican banks are generally renewable at the discretion of the banks. The Company has informal arrangements with these banks, which permit additional borrowings, subject to the availability of funds by the banks. Bionova Holding and its subsidiaries are currently in compliance with all terms and covenants associated with these short-term bank loan agreements.

    At December 31, 1999, Savia, the parent company of Bionova Mexico, guaranteed $22.6 million of this debt. Savia was obligated under the terms of the Merger through September, 1999 to provide under certain conditions a guarantee of indebtedness of the Company of up to $20 million to a financial institution under a loan or a line of credit. Beginning in November 1998, the Company began to pay Savia a fee of 1.5% per annum on the aggregate principal amount of the Company's short and long-term debt that is guaranteed by Savia. During 1999 and 1998, the Company recorded $1.3 and $0.1 million under this arrangement. As of January 1, 1999, the fee for Savia's guarantee on the Company's long-term debt was reduced to 1.0% per annum; Savia's rate for its guarantee of short-term debt remained at 1.5%.

LONG-TERM LOANS

    On March 22, 1999, the Company completed a refinancing of its $85 million in consolidated debt. This refinancing culminated in a three year $100 million credit facility enabling the Company to correct the significant working capital imbalance that had persisted for several years and to relieve the risk associated with the need to continuously refinance large short-term lines of credit. The key provisions of this credit arrangement consist of (i) a payment of the entire principal amount on the third anniversary following closing, (ii) prepayments at the option of the Company with no penalties, (iii) an interest rate of LIBOR plus 7%, (iv) up front fees of $3 million to the lead banks which arranged the financing, and (v) requirements that the Company must keep one year's worth of interest in an interest bearing reserve account and that all existing short-term financing had to be paid off with the proceeds of this loan. The contract also provides that the Company is permitted to obtain up to $30 million in new financing for working capital purposes. This credit facility is fully guaranteed by Savia. In the loan agreement with respect to Bionova Holding there are no financial covenants. However, Bionova Holding is subject to the following restrictions--(i) Bionova Holding and its subsidiaries are only permitted to make new investments in assets and businesses in the field of agrobiotechnology, (ii) the proceeds of any new debt beyond this $100 million credit facility and the $30 million for working capital must be used to pay down the $100 million credit facility and the new debt must have a final maturity date that is no earlier than March 23, 2003, and (iii) Bionova Holding and its subsidiaries are not permitted to merge with any other company unless Bionova Holding (or its subsidiaries) is the surviving corporate entity. Savia has similar restrictions pertaining to its three year, $450 million floating rate notes--(i) Savia and its subsidiaries are only permitted to make investments in business arenas in which they are currently involved, (ii) Savia will not incur additional debt exceeding $70 million unless the proceeds of any new debt are used to pay down the floating rate notes it issued and the new debt must have a final maturity date that is no earlier than

                          BIONOVA HOLDING CORPORATION

NOTE 9--BANK LOANS AND LONG-TERM DEBT (CONTINUED)
March 23, 2003, and (iii) Savia and its subsidiaries are not permitted to merge with any other company unless Savia (or its subsidiaries) is the surviving corporate entity. Savia's Mexican packaging company, Empaques, S.A. de C.V., and its worldwide seed company, Seminis, Inc. have debt to EBITDA requirements they must maintain on a rolling four quarter basis, and Savia's Mexican insurance company, Seguros Comercial America, S.A. de C.V., is required to be in compliance with minimum paid-in capital and technical reserve requirements and any other financial ratios or covenants as prescribed and applicable under the Ministry of Finance in Mexico. If Savia or Bionova Holding is in default on any of its obligations under the loan agreement, then the lenders have the right to declare default and accelerate all of the notes. Both Bionova Holding and Savia are currently in compliance with these restrictions and covenants.

    Consolidated obligations under long-term debt arrangements are denominated in U.S. dollars and were comprised of:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                   $(000'S)
Floating rate notes payable to banks guaranteed by Savia,
  interest at LIBOR + 7.0% (12.2% at December 31, 1999)
  interest payable quarterly and maturing in March, 2002....  $100,000        --

Capital lease obligations secured by the related equipment
  acquired, bearing interest at variable annual rates (14%
  at December 31, 1999 and 1998)............................       351   $   306

Mortgage notes payable to banks secured by the related real
  estate, interest at prime plus 1.5% (10.0% and 8.75% at
  December 31, 1999 and 1998, respectively), interest
  payable monthly and maturing on dates through October,
  2001......................................................       198       234

Notes to former minority stockholders of ABSA and IPHC,
  bearing interest at 10% and payable annually in
  installments in 2000......................................     2,946     4,972

Other.......................................................         7       271
                                                              --------   -------

                                                               103,502     5,783

Less current portion........................................    (3,250)   (1,558)
                                                              --------   -------

Long-term debt..............................................  $100,252   $ 4,225
                                                              ========   =======

                          BIONOVA HOLDING CORPORATION

NOTE 9--BANK LOANS AND LONG-TERM DEBT (CONTINUED)
    The maturities of the long-term debt at December 31, 1999 were as follows:

FOR THE YEARS ENDED DECEMBER 31,                              $(000'S)
--------------------------------                              --------
2000........................................................  $  3,250
2001........................................................        94
2002........................................................   100,055
2003........................................................        32
2004........................................................        22
Thereafter..................................................        49
                                                              --------
                                                              $103,502
                                                              ========

NOTE 10--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses were comprised of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                   $(000'S)
Trade.......................................................  $10,165    $ 8,528
Payables to growers.........................................    4,304      6,889
Accrued compensation........................................    2,033      1,749
Accrued interest............................................      669        996
Income taxes payable........................................      593        578
Accrual for purchase of strawberry development program......       --      5,000
Sundry creditors............................................    3,135      2,335
                                                              -------    -------
                                                              $20,899    $26,075
                                                              =======    =======

                          BIONOVA HOLDING CORPORATION

NOTE 11--INCOME TAXES

    The (charges) credits for income taxes are summarized as follows:

                                                                      DECEMBER 31,
                                                             ------------------------------
                                                               1999       1998       1997
                                                             --------   --------   --------
                                                                        $(000'S)
CURRENT
United States
  Federal..................................................              $(118)    $  (313)
  State....................................................  $   (85)       (1)        (85)
Foreign....................................................   (1,132)     (632)       (146)
                                                             -------     -----     -------
                                                              (1,217)     (751)       (544)
                                                             -------     -----     -------

DEFERRED
United States
  Federal..................................................       50         3        (160)
  State....................................................      203        (2)         21
Foreign....................................................      (14)      294        (743)
                                                             -------     -----     -------
                                                                 239       295        (882)
                                                             -------     -----     -------
INCOME TAX EXPENSE.........................................  $  (978)    $(456)    $(1,426)
                                                             =======     =====     =======

    Income tax (expense) benefit differs from the amounts computed by applying the statutory federal income tax rate (35% in Mexico and 34% in United States) to pretax income as a result of the following:

                                                                    DECEMBER 31,
                                                           ------------------------------
                                                             1999       1998       1997
                                                           --------   --------   --------
                                                                      $(000'S)
Tax benefit at statutory rate in the United States
  (34%)..................................................  $ 13,721   $ 5,355    $ 7,776
Effect of lower tax rate of 17% for agricultural
  businesses in Mexico...................................    (3,186)   (1,949)    (1,650)
Change in valuation allowance of deferred tax assets.....   (13,392)   (1,679)    (5,872)
Taxable inflationary gains in Mexico.....................        18    (1,243)      (944)
Depreciation on inflation-indexed value of property,
  plant, and equipment in Mexico.........................        (1)      215        501
Expected settlement of prior years' income taxes.........        --        --       (519)
State taxes..............................................       118         2         --
Effect of change in ABSA's tax filing status.............     1,557        --         --
Other....................................................       187    (1,157)      (718)
                                                           --------   -------    -------
                                                           $   (978)  $  (456)   $(1,426)
                                                           ========   =======    =======

                          BIONOVA HOLDING CORPORATION

NOTE 11--INCOME TAXES (CONTINUED)

    Significant components of the Company's deferred tax liabilities and assets at December 31, 1999 and 1998 are shown below:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                   $(000'S)
DEFERRED TAX ASSETS
  Tax loss carryforwards....................................  $ 30,825   $ 21,912
  Non-deductible provisions.................................     1,345        748
  Other.....................................................       319         --
                                                              --------   --------
Total deferred tax assets...................................    32,489     22,660
Valuation allowance.........................................   (31,878)   (18,486)
                                                              --------   --------
Net deferred tax assets.....................................       611      4,174
                                                              --------   --------
DEFERRED TAX LIABILITIES
  Inventories...............................................    (1,175)    (3,209)
  Other.....................................................      (338)    (2,106)
                                                              --------   --------
Total deferred tax liabilities..............................    (1,513)    (5,315)
                                                              --------   --------
Net deferred tax liabilities................................  $   (902)  $ (1,141)
                                                              ========   ========

    The Mexican asset tax of 1.8% on certain net assets is not applied during the first three years after an asset is placed in service. This tax, once applied, is due if Mexican federal income taxes are not in excess of the asset tax and can be reduced by tax credits for certain property, plant and equipment investments. Asset taxes paid can be recovered in future years from taxes on future income in excess of future asset taxes. Through December 31, 1999, investment tax credits have offset applicable asset taxes.

    Effective for the year ended December 31, 1999, ABSA changed to a simplified tax filing status for agricultural businesses as permitted by Mexican tax law. Under the simplified filing status, taxable income is calculated as stockholders' equity over and above common stock and additional paid-in-capital and is payable when dividends are paid to stockholders. As a result, deferred tax assets generated under the simplified tax filing status consist of the accumulated deficit recorded on the books of ABSA and are included in tax loss carryforwards.

    At December 31, 1999, the Company had total tax loss carryforwards of approximately $105.1 million. Tax loss carryforwards from the Company's Mexican subsidiaries can be inflation-indexed in Mexico until the date of their application against future taxable profits. The tax loss carryforwards expire from 2003 to 2009. The tax loss carryforwards are contained in the Company's Mexican subsidiaries ($34.1 million), U.S. subsidiaries ($70.9 million), and other foreign subsidiaries ($0.1 million).

    DNAP had tax loss carryforwards at the date of the Merger whose utilization is limited to $27.8 million. A full valuation allowance has been provided with respect to these tax loss carryforwards.

    The Internal Revenue Service currently is reviewing the 1996 tax return for Bionova Produce, Inc. and the 1997 tax return of IPHC. The Company made a provision in 1996 and 1997 amounting to $0.650 million, which included interest and state income taxes, in anticipation of settling certain issues relating to income and expense recognition arising from the 1995, 1996 and 1997 tax returns associated with these subsidiary companies.

                          BIONOVA HOLDING CORPORATION

NOTE 12--STOCK OPTIONS AND WARRANTS

STOCK OPTION PLANS

    As a result of the Merger the Company assumed DNAP's existing stock option plans. The number of shares and option exercise prices were adjusted to give effect to the exchange ratio stipulated in the merger agreement. The six plans are the 1982 Stock Option Plan, 1986 Stock Option Plan, 1994 Stock Option Plan, the Non-Employee Directors Stock Option Plan, the Incentive Stock Option Plan, and the Non-Qualified Stock Option Plan. Approximately 54,093 options were outstanding at December 31, 1999 under all of these stock option plans. The Company does not expect to award any new options under any of these plans.

    The 1986 Plan and 1994 Plan provided for the granting of incentive stock options, as defined under the Internal Revenue Code, and non-qualified stock options, restricted stock and stock appreciation rights to officers and employees of, and consultants and advisors to DNAP (and now the Company), at prices which were generally not less than the fair market value of the common stock on the date of grant and expiring ten years from the date of grant.

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

    In addition to the options plans assumed at the time of the Merger, the first awards were made under Bionova Holding Corporation's 1998 Long-Term Incentive Plan in 1999. This plan provides for the issuance of stock options and other forms of stock-based awards to all employees and directors of the Company. The maximum number of shares of common stock that are available for grant of awards under this plan is not to exceed 2,000,000 shares. At December 31, 1999 there were 308,000 options outstanding under this plan. These options vest in equal amounts of 25% per year over a four-year period, and the first 25% will vest on April 28, 2000.

                          BIONOVA HOLDING CORPORATION

NOTE 12--STOCK OPTIONS AND WARRANTS (CONTINUED)
    A summary of the activity under all of the Company's stock option plans during 1997, 1998, 1999 is as follows:

Outstanding on December 31, 1996............................          134,768
  Granted...................................................               --
  Exercised.................................................               --
  Expired and canceled......................................          (10,745)
                                                              ---------------
Outstanding on December 31, 1997............................          124,023
  Granted...................................................               --
  Exercised.................................................               --
  Expired and canceled......................................          (58,241)
                                                              ---------------
Outstanding on December 31, 1998............................           65,782
                                                              ---------------
  Granted...................................................          392,600
  Exercised.................................................               --
  Expired and canceled......................................          (96,290)
                                                              ---------------
Outstanding on December 31, 1999............................          362,092
                                                              ---------------
Available for grant at December 31..........................        1,692,000
                                                              ---------------
Exercisable at December 31..................................           54,093
                                                              ---------------
Option prices per share.....................................  $          3.25
  Exercised.................................................             None
  Expired or canceled.......................................  $3.25 to $52.50
  Outstanding...............................................  $3.25 to $76.25

    The following table summarizes information about the outstanding stock options at December 31, 1999.

                                                         WEIGHTED
                                                          AVERAGE     WEIGHTED                 WEIGHTED
                                                         REMAINING    AVERAGE     NUMBER OF    AVERAGE
                                            OPTIONS     CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES                  OUTSTANDING      LIFE        PRICE       OPTIONS      PRICE
------------------------                  -----------   -----------   --------   -----------   --------
$3.25...................................    308,000     9.33 Yrs.      $ 3.25            0      $ 3.25
$20.31 - $29.40.........................      4,418     5.32 Yrs.      $21.47        4,418      $21.47
$30.00 - $38.75.........................     16,378     3.95 Yrs.      $33.84       16,378      $33.84
$41.25 - $50.00.........................     18,886     3.17 Yrs.      $47.04       18,886      $47.04
$51.25 - $76.25.........................     14,410     2.56 Yrs.      $55.19       14,410      $55.19
                                            -------                                 ------
Total...................................    362,092     8.45 Yrs.      $ 9.21       54,092      $43.13
                                            =======                                 ======

FAIR VALUE DISCLOSURES

    The weighted average fair value per share of options granted during 1999 was $2.90. The fair value for these options was estimated using the Black-Scholes model with the following weighted average assumptions for the year ended December 31, 1999: dividend yield of 0%, expected volatility of 114%, risk free interest rate of 5.2%, and an expected life of 7 years.

                          BIONOVA HOLDING CORPORATION

NOTE 12--STOCK OPTIONS AND WARRANTS (CONTINUED)
    The table that follows summarizes the pro forma effect on net income (loss) if the fair values of stock-based compensation related to the 1999 grants had been recognized in the year presented as compensation expense on a straight-line basis over the vesting period of the grant. During 1998 and 1997, had compensation expense for the Company's option plans been determined based on the fair value at grant dates, the Company's net loss per share would not have been materially different than the reported amounts.

                     YEAR ENDED DECEMBER 31, 1999
                      (THOUSANDS OF U.S. DOLLARS
                      EXCEPT PER SHARE AMOUNTS)

Loss before income tax:
  As reported...............................................  $(40,356)
  Pro forma.................................................   (40,505)
Net loss:
  As reported...............................................   (38,649)
  Pro forma.................................................   (38,798)
Diluted loss per share:
  As reported...............................................     (1.64)
  Pro forma.................................................     (1.64)

WARRANTS

    At December 31, 1999 the Company had 407,018 warrants outstanding entitling holders to purchase one share of the Company's common stock for each warrant they hold at an exercise price of $25.00. These warrants were issued by DNAP in connection with an issuance of stock it completed during 1995. These warrants expire during the third and fourth quarters of 2000.

NOTE 13--BALANCES AND TRANSACTIONS WITH RELATED PARTIES

    The Company believes that the terms of the related party transactions discussed in this section were at least as favorable to Bionova Holding as those that could have been secured in arm's length transactions.

SAVIA CREDIT LINE

    The short-term accounts due to related parties shown in the consolidated balance sheet bear interest at variable rates comparable to those prevailing in the market place. The debt with related parties arose from the long-term credit line made available to affiliates of Savia and bears interest at variable rates similar to those prevailing in the market place. At December 31, 1999, such credit facility amounted to $13.0 million, of which $1.556 million was used. At December 31, 1998, $0.2 million was outstanding under this arrangement. During 1999, 1998, and 1997, the Company incurred interest expense of $0.0 million, $0.883 million, and $0.519 million, respectively.

INSURANCE AND FACTORING ARRANGEMENTS

    The Company contracts for insurance and factoring services with a related party. During 1999, 1998 and 1997, the Company incurred insurance expense of $0.346 million, $0.213 million, and $0.289 million,

                          BIONOVA HOLDING CORPORATION

NOTE 13--BALANCES AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED) respectively. Amounts due under factoring arrangements were $0.0 million and $0.0 million at December 31, 1999 and 1998, respectively, and interest expense incurred in connection with factoring arrangements was $0.014 million, $0.035 million, and $0.00 million in 1999, 1998, and 1997, respectively.

LABOR AND ADMINISTRATIVE SERVICES

    From 1995 through October, 1997, ABSA had a contractual arrangement with Copropriedad Agricola Batiz Hermanos ("CABH") pursuant to which CABH provided labor and administrative services to ABSA, and ABSA paid a fee to CABH based on CABH's costs incurred in connection with providing such services. Both Raul Batiz G. and Guillermo Batiz G., former executive officers of ABSA, owned in excess of 10% of CABH and were deemed, by virtue of their positions with ABSA, to be executive officers of DNAP Holding. In 1997, ABSA paid a total of approximately $14.094 million to CABH under this arrangement. As of October 31, 1997, ABSA terminated its relationship with CABH. Labor and administrative services are now being provided by Siembra Cultivo y Cosecha del Noroeste, S.A. de C.V., which is a subsidiary of ABSA.

ADMINISTRATIVE SERVICES AGREEMENT

    An Administrative Services Agreement between the Company and Bionova Mexico was entered into on July 1, 1996. This agreement provides that Bionova Mexico will render certain administrative and clerical services to the Company and its direct and indirect subsidiaries in return for payment equivalent to the compensation, benefits, and other overhead attributable to the employees of Bionova Mexico performing these services, all of which will be performed in Mexico. The initial term of the agreement was extended to December 31, 1999 and will continue thereafter for successive one-year terms unless either the Company or Bionova Mexico elects to terminate the agreement. Amounts billed in 1999, 1998 and 1997 by Bionova Mexico under this agreement were $5.415 million, $3.050 million and $1.000 million, respectively. As of December 31, 1999, 1998 and 1997, the Company had a payable to Bionova Mexico outstanding of $5.356 million, $4.530 million and $3.001 million, respectively. The outstanding balances bear interest at variable rates comparable to those prevailing in the market place.

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

                          BIONOVA HOLDING CORPORATION

NOTE 13--BALANCES AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

LONG-TERM FUNDED RESEARCH AGREEMENT

    On September 26, 1996, in connection with the merger, DNAP and Savia entered into a long-term funded research agreement, which provided that DNAP and Savia, directly or through its affiliates, will use their best efforts to agree on research projects to be conducted by DNAP for Savia or its affiliates and which will result in payments to DNAP of $30 million over a 10-year period, with minimum funding (subject to carry forwards) of $9 million in any three-year period. Unless otherwise agreed by the parties, payments of at least $0.625 million in respect of Savia's obligation to fund research projects are to be paid at the beginning of each calendar quarter. In the fourth quarter of 1996, Seminis Vegetable Seeds, Inc. ("Seminis"), a subsidiary of Savia, commenced work under this long-term research agreement with DNAP. Through December 31, 1999 Seminis paid DNAP $8.1 million in cash. Work performed during 1999, 1998 and 1997 earned revenue in the amounts of $2.816 million, $2.775 million, and $2.008 million, respectively. There remained $0.368 million of deferred revenue at December 31, 1999 associated with the Seminis work that is included in accounts due to related parties. During 1999, DNAP earned revenue of $1.500 million in accordance with the minimum funding required over the first three year period of this long-term funded research agreement.

LEGAL REPRESENTATION

    The Secretary of the Company is a shareholder in the law firm which provides legal services to the Company and several subsidiaries. During 1999, 1998, and 1997, the law firm billed approximately $0.942 million, $0.684 million, and $0.694 million, respectively, to the Company.

NOTE 14--OTHER NON-OPERATING INCOME (LOSS)

    During 1999, 1998, and 1997 the Company recorded a gain upon sale of property, plant and equipment of $0.021 million, $0.137 million, and $0.321 million, respectively, and received subsidies of $0.520 million in 1997 in connection with a special incentive program sponsored by the various Mexican government and banking institutions for companies in the agriculture, fishing, and forestry industries. The subsidy received was determined using specified formulas based on ABSA's debt outstanding as of June 30, 1996 and the repayments of principal and interest made by ABSA from July 1996 through June 1997. The special incentive program was terminated in June 1997.

NOTE 15--COMMITMENTS AND CONTINGENCIES

CONTINGENCIES

    On January 21, 1997, a class action lawsuit styled GORDON K. AARON
ET AL. V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. was filed in the U.S. federal district court for the Northern District of California. The plaintiffs allege that, prior to the merger (the "Merger") of DNAP with a subsidiary of Bionova Holding on September 26, 1996, they owned shares of DNAP's $2.25 Convertible, Exchangeable Preferred Stock ("Preferred Stock"). In connection with the Merger, all of the shares of common stock and Preferred Stock of DNAP were converted into the number of shares of common stock of Bionova Holding specified in the Merger Agreement. The plaintiffs allege that they were denied the right to vote and certain other rights they allegedly had under the terms of the Preferred Stock and that certain individuals (the "Individual Defendants"), each of whom was a director of DNAP prior to the Merger and in some cases later served as a director of Bionova Holding, breached fiduciary duties of loyalty, candor and care allegedly owed to

                          BIONOVA HOLDING CORPORATION

NOTE 15--COMMITMENTS AND CONTINGENCIES (CONTINUED)
DNAP and its stockholders. The plaintiffs claim to have been damaged by the alleged actions of the defendants and therefore the plaintiffs seek unspecified actual and punitive damages as well as reimbursement of their litigation costs and expenses. On August 27, 1997, the court granted motions to dismiss all of the claims pending against all of the defendants, except the claims of breach of the fiduciary duty of loyalty against the Individual Defendants. The court also gave the plaintiffs leave to amend the complaint against certain other named defendants, including Bionova Holding, as to a claim for aiding and abetting the alleged breach of fiduciary duty of loyalty. On January 14, 1999, the court reinstated the plaintiffs' claims that the preferred stockholders were denied their contractual right to vote on the Merger, then on March 13, 2000, the court dismissed these claims with prejudice. Bionova Holding and DNAP deny any wrongdoing or liability in this matter and intend to vigorously contest this lawsuit.

    On August 13, 1997, a lawsuit styled GRACE BROTHERS, LTD. V. DNAP HOLDING CORPORATION, DNA PLANT TECHNOLOGY CORPORATION AND DOES 1 THROUGH 20 INCLUSIVE was filed in the United States District Court for the Northern District of California. This claim arose out of the private placement of common stock and warrants made by DNAP in August of 1995. The plaintiff alleged that DNAP failed to disclose material non-public information relating to DNAP's efforts to enter into a strategic relationship with a third party in violation of federal and state securities laws and the terms of the contract relating to the private placement. On November 17, 1997, the plaintiff dismissed Bionova Holding from the lawsuit. Subsequently, the Court dismissed the plaintiff's claim for federal securities fraud and, in February, 1999, the Court granted DNAP's Motion for Summary Judgment and dismissed all of the remaining claims. The plaintiff has filed an appeal to the dismissal of this case. DNAP denies any wrongdoing or liability in this matter and intends to vigorously contest this lawsuit.

    On August 29, 1997, a lawsuit styled GRACE BROTHERS, LTD. V. DNAP HOLDING CORPORATION, DNA PLANT TECHNOLOGY CORPORATION AND DOES 1 THROUGH 20 INCLUSIVE was filed in the Superior Court of the State of California, County of Alameda. This claim arose out of the Merger on September 26, 1996 of DNAP with a wholly-owned subsidiary of Bionova Holding. In the Merger, shares of DNAP's Preferred Stock were converted into the right to receive shares of common stock of Bionova Holding. The plaintiff alleged that it owned shares of Preferred Stock and that DNAP breached its contractual obligations to the plaintiff by, among other things, not providing special conversion privileges to the preferred stockholders. The plaintiff also alleged that the former holders of DNAP common stock were unjustly enriched by DNAP's alleged breach of the Certificate of Designation. On February 17, 1999, the Court granted Bionova Holding's and DNAP's Motion for Summary Judgment and dismissed all of the plaintiff's claims. The plaintiff has filed an appeal to the dismissal of this case. DNAP denies any wrongdoing or liability in this matter and intends to vigorously contest this lawsuit.

    On January 7, 1999, a class action lawsuit styled GORDON K. AARON
ET AL. V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. was filed in the U.S. federal district court for the Northern District of California. The plaintiffs allege that, prior to the Merger of DNAP with a subsidiary of Bionova Holding on September 26, 1996, they owned shares of DNAP's Preferred Stock. In connection with the Merger, all of the shares of common stock and Preferred Stock of DNAP were converted into the number of shares of common stock of Bionova Holding specified in the Merger Agreement. The plaintiffs allege that the Proxy Statement/ Prospectus distributed to DNAP's stockholders in connection with the merger contained material misrepresentations and omitted to state material facts. Both DNAP and Bionova Holding, as well as certain former and current directors of DNAP and Bionova Holding, have been named as defendants in this matter. The plaintiffs claim to have been damaged by the alleged actions of the defendants and therefore

                          BIONOVA HOLDING CORPORATION

NOTE 15--COMMITMENTS AND CONTINGENCIES (CONTINUED) the plaintiffs seek unspecified actual damages, reimbursement of their litigation costs and expenses, and equitable relief, including rescission of the Merger. The plaintiffs also allege that they were entitled to receive, and seek specific performance of, special conversion privileges under the terms of the Certificate of Designation that established the Preferred Stock. On March 8, 2000, the court dismissed nearly all of the plaintiffs' claims, though the plaintiffs were given the opportunity to file by March 27, 2000 an amended complaint with respect to some of the dismissed claims. Bionova Holding and DNAP deny any wrongdoing and liability in this matter and intend to vigorously contest this lawsuit.

    On January 28, 1999, a class action lawsuit styled ROBERT KACZAK V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. was filed in the U.S. federal district court for the Northern District of California. The complaint is substantially identical to the above-described complaint filed on January 7, 1999 by the AARON plaintiffs. This case has been consolidated with the lawsuit filed by the AARON plaintiffs on January 7, 1999. Bionova Holding and DNAP deny any wrongdoing and liability in this matter and intend to vigorously contest this lawsuit.

    DNAP has been named as a defendant in several lawsuits asserting claims against DNAP relating to research DNAP performed from 1983 through 1994 for Brown & Williamson Tobacco Company ("B&W"). In general, the cases allege that DNAP engaged in unfair business practices under California law and/or participated in an alleged conspiracy among cigarette manufacturers to deceive the public regarding the hazards of smoking. All of the pending cases are in California state courts (but DNAP was also sued, and later dismissed, from a case in the Nevada state courts, and DNAP was sued in a case in the West Virginia state courts which case has been dismissed). In December, 1999, B&W agreed to indemnify DNAP against all costs (including costs of defense and of costs of any judgment or settlement) incurred by DNAP in connection with these cases and any similar cases in the future. Therefore, management no longer believes that these cases could have a material adverse effect on the Company's financial condition or results of operations. DNAP denies any wrongdoing or liability in these matters and intends to vigorously contest these lawsuits.

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

    ABSA owns two hundred seventy-four hectares (approximately 677 acres) of rural land in the State of Sinaloa, Mexico, which is the subject of a judicial proceeding pending in Mexico initiated by a group of campesinos. The petitioners asserted that a previous owner of the subject land owned rural land in excess of the maximum that was then allowed by law and that therefore the land rightfully belonged to them. On August 27, 1997, the court denied the petition and ruled in favor of ABSA. On May 25, 1998, the petitioners filed a challenge to the judicial determination based on alleged violations of their constitutional

                          BIONOVA HOLDING CORPORATION

NOTE 15--COMMITMENTS AND CONTINGENCIES (CONTINUED) rights. If ABSA is ultimately required to transfer the subject land, which constitutes approximately 22% of the total agricultural land owned by ABSA, Mexican law gives ABSA limited indemnification rights against the State of Sinaloa.

COMMITMENTS

    The Company leases certain facilities and land under non-cancelable operating lease agreements. The leases expire at various dates through 2006 and provide that the Company pay the taxes, insurance and maintenance expenses related to the leased facilities. The monthly rental payments are subject to periodic adjustments. Certain leases contain fixed escalation clauses, and rent under these leases is charged ratably over the lease term.

    The aggregate future minimum lease obligations under capital and operating leases are as follows:

                                                             CAPITAL    OPERATING
                                                             --------   ---------
                                                                   $(000'S)
FOR THE YEAR ENDING DECEMBER 31,
  2000.....................................................   $ 106      $  863
  2001.....................................................      99         479
  2002.....................................................      72         467
  2003.....................................................      31         461
  2004.....................................................      31           0
  Thereafter...............................................      56           0
                                                              -----      ------
  Total future minimum lease payments......................     395      $2,270
                                                                         ======
  Amount representing interest.............................    (107)
                                                              -----
                                                              $ 288
                                                              =====
  Current portion of future minimum lease payments.........   $  89
                                                              =====

    Capital lease obligations are reported under long-term debt. Rent expense incurred under the non-cancelable operating leases totaled $0.392 million, $0.426 million, and $0.692 million during the years ended December 31, 1999, 1998 and 1997 respectively.

NOTE 16--INFORMATION ON SEGMENTS AND OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS

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

    Information pertaining to the operations of these different business segments is set forth below. The Company evaluates performance based on several factors. The most significant financial measure used to evaluate business performance is business segment operating income. The accounting policies for each of the business segments are the same as those described in the summary of significant accounting policies in Note 2. Inter-segment sales are accounted for at fair value as if the sales were to third parties. Segment

                          BIONOVA HOLDING CORPORATION

NOTE 16--INFORMATION ON SEGMENTS AND OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS (CONTINUED) information includes the allocation of corporate overhead to the various segments, as looked at from the point of view of the segment presidents, and all acquired goodwill has been pushed down to the companies and segments that have made the acquisitions.

                                                                               RESEARCH      TOTAL OF
                                                                                  AND       REPORTABLE
                                                    FARMING    DISTRIBUTION   DEVELOPMENT    SEGMENTS
                                                    --------   ------------   -----------   ----------
                                                                         $(000'S)
1999
  Revenues from unaffiliated customers............  $    681     $236,146       $ 5,532      $242,359
  Inter-segment revenues..........................    58,288           --            --        58,288
                                                    --------     --------       -------      --------
  Total revenues..................................    58,969      236,146         5,532       300,647
                                                    ========     ========       =======      ========
  Operating income (loss).........................   (16,771)      (1,723)       (5,702)      (24,196)
                                                    ========     ========       =======      ========
  Depreciation, amortization, and writeoffs of
    purchased research and development............     4,826        1,119         2,422         8,367
                                                    ========     ========       =======      ========
  Identifiable assets (1).........................    70,714       55,237        43,253       169,204
                                                    ========     ========       =======      ========
  Acquisition of long-lived assets................     4,176        2,353           266         6,795
                                                    ========     ========       =======      ========
1998
  Revenues from unaffiliated customers............  $  1,022     $253,040       $ 8,049      $262,111
  Inter-segment revenues..........................    71,279           86            --        71,365
                                                    --------     --------       -------      --------
  Total revenues..................................    72,301      253,126         8,049       333,476
                                                    ========     ========       =======      ========
  Operating income (loss).........................    (5,560)         535        (2,403)       (7,428)
                                                    ========     ========       =======      ========
  Depreciation, amortization, and writeoffs of
    purchased research and development............     3,952        1,178         1,946         7,076
                                                    ========     ========       =======      ========
  Identifiable assets (1).........................    75,940       56,934        39,363       172,237
                                                    ========     ========       =======      ========
  Acquisition of long-lived assets................     8,543        1,427         5,280        15,250
                                                    ========     ========       =======      ========
1997
  Revenues from unaffiliated customers............  $    798     $275,696       $ 4,704      $281,198
  Inter-segment revenues..........................    71,597           --            --        71,597
                                                    --------     --------       -------      --------
  Total revenues..................................    72,395      275,696         4,704       352,795
                                                    ========     ========       =======      ========
  Operating income (loss).........................    (7,933)      (2,755)       (7,781)      (18,469)
                                                    ========     ========       =======      ========
  Depreciation, amortization and writeoffs of
    purchased research and development............     3,270        1,196         4,694         9,160
                                                    ========     ========       =======      ========
  Identifiable assets (1).........................    65,320       58,726        34,769       158,815
                                                    ========     ========       =======      ========
  Acquisition of long-lived assets................    11,675        7,687           335        19,697
                                                    ========     ========       =======      ========

NOTES:

(1) Identifiable assets for segments are defined as total assets less cash in banks, deferred income taxes and investment in shares.

                          BIONOVA HOLDING CORPORATION

NOTE 16--INFORMATION ON SEGMENTS AND OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS (CONTINUED)

    Reconciliation of the segments to total consolidated amounts is set forth below:

                                                     1999          1998          1997
                                                   --------      --------      --------
                                                                 $(000'S)
REVENUES
  Total segment revenues.........................  $300,647      $333,476      $352,795
  Elimination of inter-segment revenues..........   (58,288)      (71,365)      (71,597)
                                                   --------      --------      --------
  Consolidated revenues..........................  $242,359      $262,111      $281,198
                                                   ========      ========      ========
INCOME BEFORE TAXES
  Total operating income (loss) from reportable
    segments.....................................  $(24,196)     $ (7,428)     $(18,469)
  Total operating income (loss) from Bionova
    Holding Corp.................................    (2,882)(1)        --            --
  Interest, net..................................   (14,183)       (6,697)       (3,740)
  Exchange gain (loss), net......................       905        (1,762)         (481)
  Other non-operating income (loss), net.........        --           137          (182)
                                                   --------      --------      --------
  Consolidated income (loss) before taxes........  $(40,356)     $(15,750)     $(22,872)
                                                   ========      ========      ========
ASSETS
  Total segment identifiable assets..............  $169,204      $172,237      $158,815
  Unallocated and corporate assets...............    17,265 (2)    23,318 (2)    10,676 (2)
  Eliminations...................................   (24,516)(3)   (27,869)(3)   (22,242)(3)
                                                   --------      --------      --------
  Consolidated assets............................  $161,953      $167,686      $147,249
                                                   ========      ========      ========

NOTES:

(1) Certain expenses, such as shareholder litigation, investor relations, and Board and professional fees that were allocated in 1998 and 1997 to the operating segments were not allocated to these segments in 1999. This change was made because management determined that these types of expenses were not associated with, nor did the results of these activities benefit the operating segments. Management further determined that it was impractical to restate 1998 and 1997 to exclude these types of expenses from the operating segments in the prior years.

(2) Includes Bionova Holding's and segments' cash in banks, deferred income taxes and other corporate assets.

(3) Consists principally of inter-segment intercompany balances.

                          BIONOVA HOLDING CORPORATION

NOTE 16--INFORMATION ON SEGMENTS AND OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS (CONTINUED)
    Revenue from external customers by product / service category is set forth below:

                                                                                RESEARCH      TOTAL OF
                                                                                   AND       REPORTABLE
                                                     FARMING    DISTRIBUTION   DEVELOPMENT    SEGMENTS
                                                     --------   ------------   -----------   ----------
                                                                          $(000'S)
1999
  Core vegetables (1)..............................               $121,823                    $121,823
  Fruits and other fresh produce (2)...............   $  681       114,323        $  172       115,176
  Contracted R&D revenue...........................                                4,793         4,793
  Licensed technology and royalties................                                  567           567

1998
  Core vegetables (1)..............................                156,812                     156,812
  Fruits and other fresh produce (2)...............    1,022        96,228                      97,250
  Contracted R&D revenue...........................                                3,198         3,198
  Licensed technology and royalties................                                4,851         4,851

1997
  Core vegetables (1)..............................                176,562                     176,562
  Fruits and other fresh produce (2)...............      798        99,134                      99,932
  Contracted R&D revenue...........................                                2,799         2,799
  Licensed technology and royalties................                                1,905         1,905

NOTES:

(1) Core vegetables include tomatoes, bell peppers and cucumbers.

(2) Fruits and other fresh produce include papayas, mangoes, grapes, melons, watermelons and others.

    Information about the Company's operations by geographic area is summarized below:

                                               MEXICO      U.S.      CANADA     EUROPE    CONSOLIDATED
                                              --------   --------   --------   --------   ------------
                                                                      $(000'S)
1999
  Revenues from unaffiliated customers......  $90,014    $116,176   $36,169         --      $242,359
  Identifiable long-lived assets............   46,504      35,083       376         --        81,963

1998
  Revenues from unaffiliated customers......  $92,367    $139,752   $29,992         --      $262,111
  Identifiable long-lived assets............   47,237      37,588       350         --        85,175

1997
  Revenues from unaffiliated customers......  $72,441    $135,691   $19,052    $54,014      $281,198
  Identifiable long-lived assets............   42,356      34,661       358      3,225        80,600

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    The section entitled "Election of Directors" appearing in the Company's proxy statement for the 2000 annual meeting of stockholders sets forth certain information with respect to the directors of the Company and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Company is set forth under the caption "Executive Officers of the Company" in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

    The section entitled "Executive Compensation" appearing in the Company's proxy statement for the 2000 annual meeting of stockholders sets forth certain information with respect to the compensation of management of the Company and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The section entitled "Security Relationships and Related Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" appearing in the Company's proxy statement for the 2000 annual meeting of stockholders sets forth certain information with respect to the ownership of the Company's Common Stock and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    The section entitled "Certain Transactions" appearing in the Company's proxy statement for the 2000 annual meeting of stockholders sets forth certain information with respect to certain business relationships and transactions between the Company and its directors and officers and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as a part of this report:

    (1) Financial Statements included in Item 8 herein:

           Report of Independent Accountants
           Consolidated Balance Sheets as of December 31, 1999 and 1998
           Consolidated Statements of Operations and Comprehensive
             Income and Loss for the years ended December 31, 1999, 1998 and 1997
           Consolidated Statements of Changes in Stockholders' Equity
             for the years ended December 31, 1999, 1998 and 1997
           Consolidated Statements of Cash Flows for years ended
             December 31, 1999, 1998 and 1997
           Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules included in Item 8 herein:

       The following Financial Statement Schedules are filed pursuant to paragraph (d):

       Schedule II: Valuation and Qualifying Accounts and Reserves

    (3) Exhibits:

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

        3.4**           Bylaws of the Company

        4.1**           Note Acquisition Agreement dated as of March 22, 1999 among
                        Savia, S.A. de C.V., the Company, the Holders referred to
                        therein, Morgan Guaranty Trust Company of New York, as
                        Administrative Agent and Documentation Agent, Bankers Trust
                        Company, as Paying Agent and Registrar, and Citibank, N.A.,
                        as Collateral Agent.

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

       10.5** Promissory Note made January 25, 1999, by DNAP in favor of the Company

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

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
       10.11**          Long-Term Funded Research Agreement dated as of January 1,
                        1997, between Seminis Vegetable Seeds, Inc. and DNAP.

       10.12            Stock Purchase Agreement dated as of October 1, 1998,
                        between the Company and Bionova International, Inc. (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1998 and
                        incorporated herein by reference).

       10.13**          Amendment to Stock Purchase Agreement dated as of
                        January 14, 1999, between the Company and Bionova
                        International, Inc.

       10.14**          Credit Agreement dated November 19, 1998, among the Company,
                        Harris Trust and Savings Bank, and certain other parties.

       10.15**          Amendment to Governance Agreement dated as of January 14,
                        1999, between Savia and the Company.

       10.16            DNAP Holding Corporation 1998 Long-Term Incentive Plan
                        (filed as an exhibit to the Company's proxy statement for
                        the annual meeting of stockholders held on May 28, 1998 and incorporated herein by reference).

       21.1             Subsidiaries

       27.1             Financial Data Schedule

NOTES:

* Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-09975) and incorporated herein by reference.

** Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

       The information required by this Item 14(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K.

    (b)  Reports on Form 8-K
       None

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, Bionova Holding Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2000                                   BIONOVA HOLDING CORPORATION

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ BERNARDO JIMENEZ                   Chief Executive Officer and     March 20, 2000
     -------------------------------------------         Chairman of the Board
                  Bernardo Jimenez                       (Principal Executive
                                                         Officer)

                /s/ ARTHUR H. FINNEL                   Chief Financial Officer         March 20, 2000
     -------------------------------------------         (Principal Financial and
                  Arthur H. Finnel                       Accounting Officer)

                 /s/ EVELYN BEREZIN                    Director                        March 20, 2000
     -------------------------------------------
                   Evelyn Berezin

                   /s/ PETER DAVIS                     Director                        March 20, 2000
     -------------------------------------------
                     Peter Davis

                 /s/ CARLOS HERRERA                    Director                        March 20, 2000
     -------------------------------------------
                   Carlos Herrera

                 /s/ EUGENIO NAJERA                    Director                        March 20, 2000
     -------------------------------------------
                   Eugenio Najera

                                                       Director
     -------------------------------------------
                   Gerald Laubach

                                                       Director
     -------------------------------------------
                   Alejandro Perez

                   /s/ ELI SHLIFER                     Director                        March 20, 2000
     -------------------------------------------
                     Eli Shlifer

             /s/ CHRISTOPHER SOMERVILLE                Director                        March 21, 2000
     -------------------------------------------
               Christopher Somerville

           SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                           THOUSANDS OF U.S. DOLLARS

                                      ACCOUNTS       ADVANCES TO
                                     RECEIVABLE        GROWERS      INVENTORIES   OTHER ASSETS
                                    -------------   -------------   -----------   -------------
                                    ALLOWANCE FOR                   ALLOWANCE
                                    DOUBTFUL        ALLOWANCE FOR   FOR SLOW      ALLOWANCE FOR
                                    ACCOUNTS AND     DOUBTFUL        MOVING       DOUBTFUL
                                    SALES RETURNS    ACCOUNTS       INVENTORY     ACCOUNTS
                                       ------          -------        ------         ------
Balance at December 31, 1996......     $2,019          $     0        $  552         $    0
  Provision.......................      1,056            1,080           128             --
  Write-off.......................       (348)             (92)         (553)            --
  Recovery........................         --               --            --             --
                                       ------          -------        ------         ------
Balance at December 31, 1997......      2,727              988           127              0
  Provision.......................        399            2,107           159             --
  Write-off.......................       (991)            (620)         (146)            --
  Recovery........................       (977)              --            --             --
                                       ------          -------        ------         ------
Balance at December 31, 1998......      1,158            2,475           140              0
  Provision.......................        861               --         1,163          2,572
  Write-off.......................        (63)              --           (34)            --
  Recovery........................         --               --            --             --
  Transfer of allowance...........      1,617           (1,617)           --             --
                                       ------          -------        ------         ------
Balance at December 31, 1999......     $3,573          $   858        $1,269         $2,572
                                       ======          =======        ======         ======

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

        3.4**           Bylaws of the Company

        4.1**           Note Acquisition Agreement dated as of March 22, 1999 among
                        Savia, S.A. de C.V., the Company, the Holders referred to
                        therein, Morgan Guaranty Trust Company of New York, as
                        Administrative Agent and Documentation Agent, Bankers Trust
                        Company, as Paying Agent and Registrar, and Citibank, N.A.,
                        as Collateral Agent.

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

       10.5** Promissory Note made January 25, 1999, by DNAP in favor of the Company

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

       10.10            English-language summary of the CONVENIO RELATIVO AL
                        EJERCICIO DEL DERECHO DE RETIRO TOTAL DE APORTACIONES
                        (Agreement Concerning the Exercise of the Right of Withdrawal of all Contributions) dated August 29, 1997, by and among Agricola Batiz, S.A. de C.V., certain of its shareholders, and DNAP Holding Corporation (filed as an exhibit to the Company's current report on Form 8-K dated
                        October 6, 1997 and incorporated herein by reference).

       10.11**          Long-Term Funded Research Agreement dated as of January 1,
                        1997, between Seminis Vegetable Seeds, Inc. and DNAP.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
       10.12            Stock Purchase Agreement dated as of October 1, 1998,
                        between the Company and Bionova International, Inc. (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1998 and
                        incorporated herein by reference).

       10.13**          Amendment to Stock Purchase Agreement dated as of
                        January 14, 1999, between the Company and Bionova
                        International, Inc.

       10.14**          Credit Agreement dated November 19, 1998, among the Company,
                        Harris Trust and Savings Bank, and certain other parties.

       10.15**          Amendment to Governance Agreement dated as of January 14,
                        1999, between Savia and the Company.

       10.16            DNAP Holding Corporation 1998 Long-Term Incentive Plan
                        (filed as an exhibit to the Company's proxy statement for
                        the annual meeting of stockholders held on May 28, 1998 and incorporated herein by reference).

       21.1             Subsidiaries

       27.1             Financial Data Schedule

NOTES:

* Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-09975) and incorporated herein by reference.

** Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.