Form 10-K/A
period 1999-12-31
BIONOVA HOLDING CORP
filed 2000-05-01
CIK 1020866

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes / / No /X/

    Aggregate market value of Common Stock held by non affiliates as of April 26, 2000: $16,352,400

    Number of shares of Common Stock outstanding as of April 26, 2000:
23,588,031

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This Form 10-K/A is being filed to report information previously omitted from the Company's Form 10-K pursuant to G(3) of the General Instructions to Form 10-K.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                          --------
PART III................................................................      3

 ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.............      3

 ITEM 11.   EXECUTIVE COMPENSATION......................................      4

 ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT..................................................     10

 ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS........     11

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Certain information with respect to persons who are or may be deemed to be executive officers of Bionova Holding Corporation ("Bionova Holding" or the "Company") is set forth under the caption "Executive Officers of the Company" in
Part I of the Company's annual report on Form 10-K for the year ended
December 31, 1999.

    Certain background information regarding the current directors is set forth below. Each director's term of office will expire on the date of the Company's annual meeting of stockholders for the year 2000.

    EVELYN BEREZIN--Ms. Berezin (age 74) has been a venture capital consultant since 1987 and was President of Greenhouse Management Corporation, the general partner of a venture capital firm, from 1981 until 1987. Ms. Berezin is a director of Standard Microsystems Corporation and served as a director of CIGNA Corp. until 1995. Ms. Berezin has served as a director of the Company since 1996.

    DR. PETER DAVIS--Dr. Davis (age 55) is a member of the Executive Committee of Pulsar Internacional, S.A. de C.V. ("Pulsar"), an affiliate of Savia, S.A. de C.V. ("Savia"), and serves as a director of Seminis, Inc. ("Seminis"), a company that develops, produces and markets fruit and vegetable seeds. Dr. Davis was previously a professor at the Wharton School, where he also served as Director of the Wharton Applied Research Center and Director of Executive Education.
Dr. Davis has served as a director of the Company since 1996.

    CARLOS HERRERA--Mr. Herrera (age 59) is the Director of Business Development of Agromod, S.A. de C.V. He served as the Chief Executive Officer of the Company from July 1996 through September 1997. Mr. Herrera has served as the Managing Director (Chief Executive Officer) of Bionova Mexico since 1993. He is an alternate director of Savia. Mr. Herrera has served as a director of the Company since 1996.

    BERNARDO JIMENEZ--Mr. Jimenez (age 46) became the Chief Executive Officer of the Company in October 1997. He is also the Chief Operating Officer of the agrobiotechnology division of Savia, and serves as a director of Seminis and Savia. From 1993 to 1996, he served as the head of the Industrial Banking Division at the Vector Group, a financial services company in Mexico which is affiliated with Savia, the Vice President of New Business Development for Pulsar, and the Chief Financial Officer of Savia. From 1975 to 1993, he held various positions in finance and management at Grupo Industrial Alfa, S.A. de C.V. Mr. Jimenez has served as a director of the Company since 1996.

    DR. GERALD D. LAUBACH--Dr. Laubach (age 74) was the President of
Pfizer, Inc., a pharmaceutical company, from 1972 to 1991. He served as a director of CIGNA Corp. and Millipore Corp. until 1996. Dr. Laubach has served as a director of the Company since 1996.

    EUGENIO NAJERA--Mr. Najera (age 52) has been in charge of new business development at Savia since August 1997. Prior to that time, he was the Chief Executive Officer of Cigarrera La Moderna, S.A. de C.V. He is a director of Savia and Seminis. Mr. Najera has served as a director of the Company since 1998.

    ALEJANDRO PEREZ--Mr. Perez (age 51) has been the Vice President of Diversification of Pulsar since 1991. He formerly served as a director of WebLink Wireless, Inc., and currently serves as a director of several privately-held technology-based companies affiliated with Pulsar. Mr. Perez has served as a director of the Company since 1998.

    DR. ELI SHLIFER--Dr. Shlifer (age 68) has been a director of Seminis since January 1997. Dr. Shlifer has been a member of the executive committee of Pulsar since 1989 and has served as an advisor to many companies affiliated with Pulsar. Dr. Shlifer has served as a director of the Company since 1999.

    DR. CHRISTOPHER R. SOMERVILLE--Dr. Somerville (age 52) is a member of the faculty in the Department of Biological Sciences at Stanford University and the Director of the Department of Plant Biology at the Carnegie Institution of Washington, a private research institute located on the Stanford University campus.

Prior to moving to Stanford in 1994, Dr. Somerville held faculty positions at the University of Alberta and Michigan State University. Dr. Somerville is a co-founder and member of the Scientific Advisory Board of Mendel Biotechnologies, Inc., an agriculturally-oriented biotechnology company founded in 1997. Dr. Somerville has served as a director of the Company since 1998.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and officers of the Company, and persons who beneficially own more than 10 percent of the Company's Common Stock, par value $0.01 per share ("Common Stock"), to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock. Directors, officers and more than 10 percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1999, and except that the initial statement of beneficial ownership of securities on Form 3 of Dr. Shlifer was inadvertently filed late, all Section 16(a) filing requirements applicable to its directors, officers and more than 10 percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth certain information with respect to annual and long-term compensation paid or awarded to the Company's current chief executive officer and to the other four most highly-paid executive officers of the Company (together, the "Named Executive Officers") for or with respect to the fiscal years ended December 31, 1999, 1998, and 1997.

                                                ANNUAL COMPENSATION                     COMPENSATION AWARDS           OTHER
                                 --------------------------------------------------   ------------------------   ----------------
                                                                                      RESTRICTED   SECURITIES
           NAME AND                           BASE                   OTHER ANNUAL       STOCK      UNDERLYING       ALL OTHER
      PRINCIPAL POSITION           YEAR     SALARY($)   BONUS($)   COMPENSATION($)    AWARDS($)    OPTIONS(#)    COMPENSATION($)
-------------------------------  --------   ---------   --------   ----------------   ----------   -----------   ----------------
Bernardo Jimenez...............    1999      469,940         --(5)       9,280(6)         0             0                 0
  Chief Executive Officer(1)       1998      413,600    114,860          9,330(6)         0             0                 0
                                   1997       51,000          0              0            0             0                 0

Jorge Fenyvesi.................    1999      280,000         --(5)     182,670(7)         0             0                 0
  Executive Vice President(2)      1998      280,000    130,900        188,010(7)         0             0                 0
                                   1997      120,000    117,000        109,200(7)         0             0                 0

Arthur H. Finnel...............    1999      325,400         --(5)      12,890(6)         0             0             4,570(9)
  Executive Vice President,        1998      295,640     71,130         12,590(6)         0             0             2,120(9)
  Treasurer and Chief              1997      271,810     75,810         11,290(6)         0             0             2,050(9)
  Financial Officer

Dr. John R. Bedbrook...........    1999      105,170         --          7,300            0             0             5,000(9)
  Executive Vice President(3)      1998      260,620    135,670         24,940(8)         0             0             4,800(9)
                                   1997      209,100     88,125              0            0             0             4,750(9)

Omar Diaz......................    1999      284,600         --(5)      20,740(6)         0             0             4,150(9)
  President of International       1998       93,680     32,350              0            0             0                 0
    Produce Holding Company(4)

------------------------------

(1) Mr. Jimenez became Chief Executive Officer of the Company as of October 1, 1997. Only the portion of his compensation related to his services on behalf of the Company and its subsidiaries has been included here.

(2) Mr. Fenyvesi joined the Company in July, 1997.

(3) Only a portion of Dr. Bedbrook's services while he was with the Company during 1999 was directed at the business of Bionova Holding. The other portion of his time was spent on services to Bionova Holding's indirect parent company, Savia, S.A. de C.V. Only the portion of his compensation related to his services on behalf of the Company and its subsidiaries has been included here. Dr. Bedbrook left the Company in November, 1999.

(4) Mr. Diaz joined the Company in September, 1998

(5) Bonuses earned for 1999 performance had not been determined nor awarded as of the time of the issuance of this 10-K Amendment.

(6) Represents certain vacation and other allowances paid on behalf of the employees.

(7) Includes $87,510, $89,330 and $35,640 in Federal and state income taxes paid on behalf of Mr. Fenyvesi with respect to certain benefits he received in 1999, 1998 and 1997, respectively. Includes certain expatriate bonuses, sign-on bonuses and education allowances in 1999, 1998 and 1997 amounting to $50,000, $50,000 and $72,350, respectively.

(8) Includes auto allowances, vacation allowances, and Federal and state income taxes paid on these benefits in the amounts of $9,120, $8,440 and $7,380, respectively.

(9) Represents contributions made by DNA Plant Technology Corporation to its 401(k) Retirement and Savings Plan.

    All of Mr. Jimenez's compensation, and a portion of the compensation paid to Messrs. Finnel and Diaz, is paid in Mexican pesos. The amounts shown above have been converted to dollars based on a weighted average of the peso/dollar exchange rate during the relevant time periods. The portion of the base salaries of these individuals paid in pesos was increased in 1999 consistent with the rate of inflation in Mexico which, due to the relative stability of the peso/dollar exchange rate in 1999, resulted in the salary increases shown above.

    In connection with the separation of Dr. Bedbrook as an Executive Officer of the Company in November, 1999, the Company agreed to make severance payments to him equating to six months of base salary. Dr. Bedbrook received $38,460 of severance payments in 1999 and will receive an additional $86,540 in the year 2000.

                             OPTION GRANTS IN 1999

    The following table contains information concerning the grant of stock options made during the fiscal year ended December 31, 1999 to the Named Executive Officers.

                                   NUMBER OF      PERCENT OF
                                  SECURITIES     TOTAL OPTIONS
                                  UNDERLYING      GRANTED TO     EXERCISE
                                    OPTIONS      EMPLOYEES IN      PRICE     EXPIRATION       GRANT DATE
NAME                             GRANTED(#)(1)      1999(2)      ($/SHARE)      DATE      PRESENT VALUE($)(3)
----                             -------------   -------------   ---------   ----------   -------------------
Bernardo Jimenez...............     103,800          26.4%         3.25      04/28/2009        $301,020
Jorge Fenyvesi.................      39,200          10.0%         3.25      04/28/2009        $113,680
Arthur Finnel..................      37,900           9.7%         3.25      04/28/2009        $109,910
John Bedbrook(4)...............      35,000           8.9%         3.25      04/28/2009        $101,500
Omar Diaz......................      32,500           8.3%         3.25      04/28/2009        $ 94,250

------------------------

NOTES:

1. All of these options were granted on April 28, 1999 and first become exercisable in annual one-fourth installments, beginning one year from the grant date, and have a ten-year term.

2. The percentages in the table for the stock options granted in 1999 are based on a total of 392,600 stock options granted in 1999 to employees of the Company, all of which were granted on the same terms as described in footnote 1.

3. The grant date present values shown in the table for the stock options are determined using the Black-Scholes option pricing model. The assumptions used in calculating the Black-Scholes present value of approximately $2.90 per option for new option grants were as follows: dividend yield of 0%, expected volatility of 114%, risk free interest rate of 5.2%, and an expected life of 7 years.

    The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the use of highly subjective assumptions, including the expected stock price volatility. Because the Corporation's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective assumptions can materially affect the fair value estimates, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Corporation's employee stock options. The amount realized from an employee stock option ultimately depends on the market value of the common stock on the date of exercise.

4. Consistent with the terms of the Long-Term Incentive Plan, Dr. Bedbrook's options expired in February, 2000, three months after his separation from the Company.

                    AGGREGATED OPTION EXERCISES IN 1999 AND
                             YEAR-END OPTION VALUES

                                                                NUMBER OF SECURITIES
                                                                     UNDERLYING             VALUE OF UNEXERCISED IN-
                                                               UNEXERCISED OPTIONS AT               THE-MONEY
                                                                     YEAR-END(#)             OPTIONS AT YEAR-END($)
                                   SHARES                    ---------------------------   ---------------------------
                                 ACQUIRED ON      VALUE
NAME                             EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                             -----------   -----------   -----------   -------------   -----------   -------------
Bernardo Jimenez...............       0             0             0           103,800            0              0
Jorge Fenyvesi.................       0             0             0            39,200            0              0
Arthur Finnel..................       0             0             0            37,900            0              0
John Bedbrook..................       0             0             0            35,000            0              0
Omar Diaz......................       0             0             0            32,500            0              0

COMPENSATION OF DIRECTORS

    Directors who are not officers of the Company or any of its affiliates receive an annual retainer of $6,000, a fee of $1,000 for each Board meeting attended and a fee of $500 for each committee or telephone meeting in which the director participates. The Company also reimburses directors for travel, lodging and related expenses they incur in attending Board and committee meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of the Compensation Committee are Evelyn Berezin and Dr. Christopher Somerville, both of whom are non-employee directors. The Company's Chief Executive Officer, Bernardo Jimenez, is a director of Savia.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    In accordance with the rules of the Securities and Exchange Commission (the "Commission"), the following report of the Compensation Committee of the Board of Directors and the information herein under "Performance Graph" shall not be deemed to be "soliciting material" or to be "filed" with the Commission, and such information shall not be deemed to be incorporated by reference into any statements or reports filed by the Company with the Commission that do not specifically incorporate such information by reference, notwithstanding the incorporation by reference of this Form 10-K/A into any such statements or reports.

            REPORT OF COMPENSATION COMMITTEE ON ANNUAL COMPENSATION

    The Compensation Committee (the "Committee") of the Board of Directors of the Company is responsible for (i) administering the Company's stock option and stock incentive plans, (ii) recommending to the Board matters pertaining to employment agreements, salaries and bonuses for the Company's executive officers and contributions to any of the Company's or its subsidiaries' 401(k) Investment Plans, and (iii) carrying out any other duties delegated to the Committee by the Board from time to time. The goal of the Company's executive compensation policy is to ensure that an appropriate relationship exists between executive pay and performance against the Company's objectives and that the Company can attract, motivate and retain key executives.

    The Company's executive compensation philosophy is as follows: that
(i) executive compensation packages should be designed in a manner whereby the Company can attract and retain high quality executive talent needed to ensure the short-term and long-term success of both its fresh produce agricultural and distribution business as well as its technology development and research activities and businesses, (ii) significant incentives, both short-term and long-term, should become an increasing portion of executive compensation and awarded based on both company and individual performance, and (iii) an alignment of interests between executives and shareholders will be created through compensation structures that share the rewards and risks of strategic decision-making and performance.

    The Committee has determined that it will collect and analyze survey data of a competitive peer group of companies at least every two years. In 1999, the Committee reviewed all of the compensation arrangements of the current group of executive officers. The Committee determined from this review, the specifics of which are clarified below, that the compensation of these individuals was somewhat higher than the mid-point of the competitive set, but consistent with the Company's needs at this point in its development to attract and retain individuals with the capabilities to drive the Company forward in this very rapidly changing and complex business environment.

    The key components of executive compensation are discussed below.

    BASE SALARY. The Company has determined that it will annually set base salary targets for its executive officers at levels competitive with persons holding comparable positions at other companies in the Company's comparison set. In reviewing the base salaries for executive officers of the Company against this objective, the Committee reviewed executive compensation surveys with companies in its major fields of business, which included fresh produce and biotechnology companies, and in its geographic area of operations. It also took into account the decision-making responsibilities, experience, work performance and the prior base salaries of its executives. The Committee determined from this review that the current base salaries of its executives fall within the acceptable range of its base salary targets.

    ANNUAL INCENTIVE BONUS. The compensation policy of the Company is that a significant part of the annual compensation of each executive will be related to and contingent upon the overall performance of the Company, the performance of the subsidiaries or divisions for which the executive is responsible, and individual objectives established by the executive with the CEO at the beginning of the year. These bonus targets range from 30% to 45% of base salary. The Committee reviewed competitive data and determined that these bonuses were slightly higher than the average for the market-competitive set, but were reasonable and consistent with the philosophy of having a significant portion of executive compensation contingent on performance.

    LONG-TERM INCENTIVES. The "1998 Long-Term Incentive Plan" that was recommended by the Committee and approved by shareholders provides equity-based incentive awards designed to attract and retain executives who can make significant contributions to the Company's success, reward executives for such significant contributions, and give executives a longer-term incentive to increase shareholder value. Pursuant to this plan, the Committee has the authority to grant a variety of long-term incentive awards based on the Common Stock of the Company, including stock options (both incentive options and non-qualified options), stock appreciation rights, restricted stock, dividend equivalents, and other types of incentive awards. Under the plan, the Committee has full authority to determine the provisions associated with the awards and administer the plan. The first grants under this Plan were made in April, 1999. Employees who received the grants included all officers of the Company, certain senior sales and administrative employees in the fresh produce segment of the business, and certain of the administrative employees and scientists in DNA Plant Technology Corporation. These grants were determined based on a survey and analysis of the competition and the market in an effort to achieve a level above the median. Approximately 400,000 options were awarded in this first year. A proposal for option grants for the year 2000 currently is being evaluated.

    OTHER COMPENSATION. The Company provides executives, officers and management with health, retirement and other benefits under plans generally available to the Company's employees. Mr. Fenyvesi also received certain educational and expatriate payments consistent with arrangements he had with his prior company.

    COMPENSATION OF CHIEF EXECUTIVE OFFICER. Mr. Jimenez became the Chief Executive Officer of the Company on October 1, 1997. His compensation was and is a carryover of his arrangement as Chief Operating Officer of the agrobiotechnology division of Savia. His base salary was increased in 1999 consistent with the rate of inflation in Mexico. The bonus that Mr. Jimenez received for 1998 was based on an average of the performance versus plan objectives of the three operating segments of the business--Farming, Distribution and Research and Technology. The Committee approves the compensation of the Chief Executive Officer of the Company on an annual basis.

    BY THE MEMBERS OF THE COMPENSATION COMMITTEE.

    Evelyn Berezin (Chairman) and Dr. Christopher Somerville.

PERFORMANCE GRAPH

    The following graph reflects the total return, which assumes reinvestment of dividends, of a $100 investment in the Company, the Standard & Poor's 500 Stock Index, and a competitor group index on September 27, 1996, the date on which the Company's Common Stock first traded on the Nasdaq National Market. On
November 4, 1999 Bionova Holding Corporation's common stock moved from the Nasdaq National Market to the American Stock Exchange.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

          BIONOVA HOLDING CORP.  PEER GROUP INDEX  S&P 500 INDEX
9/27/96                  100.00            100.00         100.00
12/31/96                  50.00             91.97         108.34
12/31/97                  69.42            115.87         144.48
12/31/98                  50.00             78.61         185.77
12/31/99                  21.43             42.39         224.86

------------------------

1 The Peer Group is made up of the following companies: Chiquita Brands International, Inc., Cyanotech Corp., Dole Food Company, Inc., Fresh Del Monte Produce and Northland Cranberries A. Total return calculations were weighted according to each company's market capitalization.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

    The table below sets forth as of March 31, 2000, the shares of Common Stock beneficially owned by each director, each of the Named Executive Officers, and by all directors and executive officers as a group.

                                                                       AMOUNT AND NATURE OF
                                      POSITION IN THE COMPANY          BENEFICIAL OWNERSHIP   PERCENT
            NAME                       OR OTHER OFFICES HELD             OF COMMON STOCK      OF CLASS
----------------------------  ---------------------------------------  --------------------   --------
Bernardo Jimenez............  Chief Executive Officer and Director            25,950(2)          *
Jorge Fenyvesi..............  Executive Vice President                         9,800(2)          *
Arthur H. Finnel............  Executive Vice President, Treasurer and          9,475(2)          *
                              Chief Financial Officer
Dr. John R. Bedbrook........  Executive Vice President                         2,699(1)(2)       *
Omar Diaz...................  President of International Produce               8,125(2)          *
                              Holding Company
Evelyn Berezin..............  Director                                         8,626(2)(3)       *
Dr. Peter Davis.............  Director                                             0             *
Carlos Herrera..............  Director                                             0             *
Dr. Gerald D. Laubach.......  Director                                         4,700(2)          *
Eugenio Najera..............  Director                                             0             *
Alejandro Perez.............  Director                                             0             *
Dr. Eli Shlifer.............  Director                                             0             *
Dr. Christopher R.
  Somerville................  Director                                             0             *
All directors and executive
  officers of the Company as
  a group (consisting of
  13 persons)...............                                                  69,345(4)          *

------------------------

*   Represents less than 1% of Common Stock outstanding on March 31, 2000.

(1) Includes 121 shares of Common Stock held by Dr. Bedbrook's wife, as to which shares Dr. Bedbrook disclaims beneficial ownership.

(2) Includes currently exercisable options to purchase shares of Common Stock as follows: Mr. Jimenez--25,950 shares; Mr. Fenyvesi--9,800 shares;
    Mr. Finnel--9,475 shares; Mr. Diaz--8,125 shares; Ms. Berezin--3,000 shares; and Dr. Laubach--4,700 shares.

(3) Includes 5,626 shares of Common Stock owned jointly by Ms. Berezin and her husband.

(4) Gives effect to the above footnotes.

    Except as noted in the footnotes above, (i) none of such shares is known by the Company to be shares with respect to which such person has the right to acquire beneficial ownership, and (ii) the Company believes the beneficial holders listed above have sole voting and investment power regarding the shares shown as being beneficially owned by them.

SECURITY OWNERSHIP OF BENEFICIAL OWNERS

    The following table sets forth as of April 25, 2000 information with respect to the only person who was known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock.

NAME AND ADDRESS                                               NUMBER OF SHARES    PERCENT
OF BENEFICIAL OWNER                                           BENEFICIALLY OWNED   OF CLASS
-------------------                                           ------------------   --------
Bionova International, Inc.(1)..............................      18,076,839         76.6%
6701 San Pablo Avenue
Oakland, California 94608

------------------------

(1) Bionova International, Inc., a Delaware corporation, is a wholly-owned subsidiary of Bionova, S.A. de C.V., a corporation organized under the laws of the United Mexican States ("Bionova Mexico"). Bionova Mexico is a wholly-owned subsidiary of Savia, S.A. de C.V., a corporation organized under the laws of the United Mexican States.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

THE MERGER AGREEMENT AND RELATED AGREEMENTS

    The Company acquired DNA Plant Technology Corporation ("DNAP") on
September 26, 1996, pursuant to that certain Agreement and Plan of Merger dated January 26, 1996, as amended (the "Merger Agreement"), among Savia, Bionova Mexico, the Company, Bionova Acquisition, Inc. and DNAP. From the date of the Merger, Bionova International, Inc. has been the owner of at least 70% of the outstanding shares of the Company's Common Stock, and Bionova
International, Inc. currently owns 76.6% of the outstanding shares of Common Stock. As described above under the caption "Security Ownership of Beneficial Owners," Bionova International, Inc. is a wholly-owned subsidiary of Bionova Mexico, which is a wholly-owned subsidiary of Savia.

    Under the terms of the Merger Agreement, during the three-year period immediately following the Merger, Savia agreed to provide when requested by the Company a guarantee of the Company's indebtedness to a financial institution under a loan or line of credit, provided that (i) Savia's maximum exposure under such guarantee is limited to $20 million and (ii) the documents evidencing such loan or line of credit provide that the aggregate amount loaned to the Company thereunder will not exceed at any time the sum of (x) 80% of the accounts receivable of the Company and its consolidated subsidiaries and (y) 50% of the inventories of the Company and its consolidated subsidiaries and such loan is secured by such accounts receivable and inventories. This agreement expired on September 26, 1999.

    As provided in the Merger Agreement, Savia and DNAP entered into that certain Long Term Funded Research Agreement dated September 26, 1996, which provides that Savia, directly or through its affiliates, and DNAP will use their best efforts to agree on research projects to be conducted by DNAP for Savia or its affiliates which will result in payments to DNAP of $30 million over a ten-year period, with minimum funding (subject to carry forwards) of $9 million in any three-year period. Unless otherwise agreed by the parties, payments of at least $625,000 in respect of Savia's obligation to fund research projects are to be paid to DNAP at the beginning of each calendar quarter during the term of the Long Term Funded Research Agreement. Effective January 1, 1997, DNAP and Seminis Vegetable Seeds, Inc. ("SVSI"), a subsidiary of Savia, entered into a Long-Term Research Agreement pursuant to which DNAP provides research services to SVSI, which satisfies the minimum research commitments under DNAP's agreement with Savia. During 1999, SVSI paid DNAP $2,500,000 with respect to work under this agreement. In addition, DNAP earned revenue of $1,500,000 during 1999 in accordance with the minimum funding required over the first three year period of this long-term funded research agreement.

FINANCING

    On March 22, 1999, the Company refinanced its $85 million in consolidated debt. This refinancing culminated in a three year $100 million credit facility which was fully guaranteed by Savia. During 1999, the Company incurred expense of $866,400 under this guarantee arrangement.

    On April 13, 2000, the entire amount of the Company's $100 million of Senior Guaranteed Floating Rate Notes, due March 2002, was retired. Financing for this early retirement of the notes was provided by Savia. Savia agreed to provide the necessary financing to the Company on terms no less favorable than the terms of the Floating Rate Notes. Savia also has agreed that Bionova Holding may defer all interest payments until the final maturity date of March 23, 2002, and that Bionova Holding will not be required to maintain any funds in an interest reserve account.

    In addition, Savia is guaranteeing the aggregate principal amount of the Company's short-term indebtedness. The Company is paying Savia a fee of 1.5% for the guarantee on this short-term debt. During 1999, the Company incurred expense of $324,000 under this guarantee arrangement. This arrangement is expected to continue in 2000.

OTHER TRANSACTIONS WITH SAVIA AND ITS AFFILIATES

    On July 1, 1996, the Company and Bionova Mexico entered into an Administrative Services Agreement. This agreement provides that Bionova Mexico will render certain administrative and clerical services to the Company and its subsidiaries in return for payment equivalent to the compensation, benefits, and other overhead attributable to the employees of Bionova Mexico performing these services, all of which will be performed in Mexico. The initial term of the agreement was extended to December 31, 1996 and will continue thereafter for successive one-year terms unless either the Company or Bionova Mexico elects to terminate the agreement. In 1999, the amount billed by Bionova Mexico under this agreement was $5,415,000.

    Prior to the date of the Administrative Services Agreement, Bionova Mexico rendered certain administrative and clerical services to the Company's subsidiaries for which certain of the Company's subsidiaries were indebted to Bionova Mexico in the amount $4,530,000 at December 31, 1999.

    The Company contracts for insurance and factoring services with a company that is an affiliate of Savia. During 1999, the Company incurred insurance expense of $346,000 to this company. No amounts were due under the factoring arrangement as of December 31, 1999. During 1999, the Company incurred interest expense of $14,000 in connection with the factoring arrangement.

    Savia makes available to its affiliates a long-term credit line that bears interest at variable rates comparable to those prevailing in the marketplace. At December 31, 1999, the Company owed Savia $1,556,000 under this credit line.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       BIONOVA HOLDING CORPORATION

Date: April 28, 2000                                   By:  /S/ ARTHUR H. FINNEL
                                                            -----------------------------------------
                                                            Arthur H. Finnel,
                                                            EXECUTIVE VICE PRESIDENT AND
                                                            CHIEF FINANCIAL OFFICER