Form 10-Q
period 2000-03-31
BIONOVA HOLDING CORP
filed 2000-05-15
CIK 1020866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the quarterly period ended March 31, 2000

                                       or

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

     As of May 10, 2000, 23,588,031 shares of common stock, par value $0.01 per share, of Bionova Holding Corporation were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BIONOVA HOLDING CORPORATION

                           CONSOLIDATED BALANCE SHEET
                            THOUSANDS OF U.S. DOLLARS

                                                                         March 31,              December 31,
                                                                           2000                     1999
                                                                     ------------------      -----------------
                                                                        (unaudited)
ASSETS
Current assets:
Cash and cash equivalents .........................................       $   4,049              $   4,510
Accounts receivable ...............................................          29,419                 30,499
Advances to growers, net ..........................................           5,358                  3,151
Inventories .......................................................          13,046                 17,218
Other current assets ..............................................           2,933                  1,771
                                                                          ---------              ---------
     Total current assets .........................................          54,805                 57,149
                                                                          ---------              ---------
Property, plant and equipment, net ................................          38,266                 38,379
Patents and trademarks, net .......................................          14,962                 15,374
Goodwill, net .....................................................          27,775                 28,210
Deferred income taxes .............................................             673                    611
Other assets ......................................................          18,472                 22,230
                                                                          ---------              ---------
     Total assets .................................................       $ 154,953              $ 161,953
                                                                          =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans .............................................       $  24,223              $  22,653
Current portion of long-term debt .................................           3,245                  3,250
Accounts payable and accrued expenses .............................          21,725                 20,899
Accounts due to related parties ...................................           8,839                  8,413
Deferred income taxes .............................................           1,513                  1,513
                                                                          ---------              ---------
     Total current liabilities ....................................          59,545                 56,728
Long-term debt ....................................................         100,031                100,252
                                                                          ---------              ---------
     Total liabilities ............................................         159,576                156,980
                                                                          ---------              ---------
Minority interest .................................................           1,666                  1,589
                                                                          ---------              ---------
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized, no shares
  issued and outstanding ..........................................             --                      --
Common stock, $.01 par value, 50,000,000 shares authorized,
  23,588,031 shares issued and outstanding ........................             236                    236
Additional paid-in capital ........................................         107,918                107,918
Accumulated deficit ...............................................        (114,174)              (104,494)
Accumulated other comprehensive income (loss) .....................            (269)                  (276)
                                                                          ---------              ---------
Total stockholders' equity ........................................          (6,289)                 3,384
                                                                          ---------              ---------
Total liabilities and stockholders' equity ........................       $ 154,953              $ 161,953
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

                           BIONOVA HOLDING CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                        AND COMPREHENSIVE INCOME AND LOSS
                            THOUSANDS OF U.S. DOLLARS
                           (EXCEPT PER SHARE AMOUNTS)

                                                                    Three Months Ended
                                                                          March 31,
                                                             --------------------------------
                                                                 2000                1999
                                                             ------------        ------------
Total revenues .......................................       $     57,254        $     58,348
                                                             ------------        ------------

Cost of sales ........................................             54,710              53,592
Selling and administrative expenses ..................              6,301               6,056
Research and development expenses ....................              1,538               1,507
Amortization of goodwill, patents and trademarks .....                851                 804
                                                             ------------        ------------
                                                                   63,400              61,959
                                                             ------------        ------------

Operating income (loss) ..............................             (6,146)             (3,611)
                                                             ------------        ------------

Interest expense .....................................             (4,560)             (2,292)
Interest income ......................................                584                 702
Exchange gain (loss), net ............................                 59                 137
Other non-operating income ...........................                 (8)                --
                                                             ------------        ------------
                                                                   (3,925)             (1,453)
                                                             ------------        ------------

Income (loss) before income tax ......................            (10,071)             (5,064)

Income tax benefit (expense) .........................               (112)               (169)
                                                             ------------        ------------

Net income (loss) before minority interest ...........            (10,183)             (5,233)

Minority interest in net loss (income) of subsidiaries                503                 316
                                                             ------------        ------------

Net income (loss) ....................................             (9,680)             (4,917)

Other comprehensive income (loss) net of tax:
    Foreign currency translation adjustments .........                  7                  (4)
                                                             ------------        ------------

Comprehensive income (loss) ..........................         $ ( 9,673)          $ ( 4,921)
                                                             ============        ============

Net income (loss) per share - basic and diluted ......          $ ( 0.41)           $ ( 0.21)
                                                             ============        ============

Weighted average number of common shares
outstanding ..........................................         23,588,031          23,588,031

   The accompanying notes are an integral part of these financial statements.

                           BIONOVA HOLDING CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                            THOUSANDS OF U.S. DOLLARS

                                                                           Three Months Ended
                                                                              March 31,
                                                                       -------------------------
                                                                          2000           1999
                                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ..............................................       $ (9,680)       $ (4,917)
Items not affecting cash:
  Minority interest ............................................           (503)           (316)
  Depreciation .................................................            679             961
  Amortization of goodwill, patents and trademarks .............            847             804
  Deferred income taxes ........................................            (62)             --
  Allowances for uncollectible receivables and slow moving
     inventory .................................................          1,268              --
  Gain from sale of property, plant and equipment ..............                              1
Net changes (exclusive of subsidiaries acquired or divested) in:
  Accounts receivable and advances to growers, net .............           (865)         (1,904)
  Inventories ..................................................          4,172           5,614
  Other assets .................................................         (1,301)           (733)
  Accounts payable and accrued expenses ........................            826          (5,870)
                                                                       --------        --------

NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES .....................................................         (4,619)         (6,360)
                                                                       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment ...................           (566)         (2,573)
                                                                       --------        --------

NET CASH PROVIDED BY (USED IN) INVESTING
ACTIVITIES .....................................................           (566)         (2,573)
                                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings ............................          1,565         (53,482)
Net change in long-term borrowings .............................           (221)         99,985
Accounts due to related parties ................................            426          (2,546)
Restricted cash ................................................          2,954         (12,438)
Debt issuance costs ............................................             --          (3,000)
                                                                       --------        --------

NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES .....................................................          4,724          28,519
                                                                       --------        --------

Net increase (decrease) in cash and cash equivalents ...........           (461)         19,586
Cash at beginning of year ......................................          4,510          15,405
                                                                       --------        --------
Cash at end of period ..........................................       $  4,049        $ 34,991
                                                                       ========        ========

   The accompanying notes are an integral part of these financial statements.

                           BIONOVA HOLDING CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 1 - BASIS OF PRESENTATION

         Bionova Holding Corporation (together with its subsidiaries, "Bionova Holding" or the "Company") is a subsidiary of Bionova, S.A. de C.V., a Mexican corporation ("Bionova Mexico"), and acts as a holding company for (i) Agrobionova, S.A. de C.V., of which the Company owns 80% ("ABSA"), (ii) International Produce Holding Company, of which the Company owns 100% ("IPHC"),
(iii) DNA Plant Technology Corporation, of which the Company owns 100% ("DNAP"), and (iv) VPP Corporation, of which the Company owns 100% ("VPP").

NOTE 2 - GENERAL

         In management's opinion, the accompanying unaudited consolidated financial statements for Bionova Holding for the three month periods ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except the December 31, 1999 balance sheet. This report and the accompanying unaudited and audited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its 1999 10-K for the fiscal year ended December 31, 1999. Footnotes which would substantially duplicate disclosures in the Company's audited financial statements for the fiscal year ended December 31, 1999 contained in the 1999 10-K report have been omitted. The interim financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending December 31, 2000.

NOTE 3 - NET LOSS PER COMMON SHARE

     The weighted average number of common shares outstanding during the three month periods ended March 31, 2000 and 1999 was 23,588,031.

NOTE 4 - INVENTORIES

         Inventories consist of the following:

                                                      March 31,      December 31,
                                                        2000            1999
                                                      --------       -----------
          Finished produce ....................       $  3,939        $  1,708
          Growing crops .......................          4,167           8,851
          Advances to suppliers ...............            336             281
          Spare parts and materials ...........          3,291           3,834
          Merchandise in transit and other ....          1,506           3,813
                                                      --------        --------
                                                        13,239          18,487
          Allowance for slow moving inventories           (193)         (1,269)
                                                      --------        --------
                                                      $ 13,046        $ 17,218
                                                      ========        ========

NOTE 5 - FINANCING

         On March 22, 1999, the Company issued $100 million of Senior Guaranteed Floating Rate Notes due 2002. The interest rate on this debt during the first quarter of 2000 was 12.28%. In addition, the Company was charged a service fee of 1% by Savia, S.A. de C.V. ("Savia"), the ultimate parent company of Bionova Holding, relating to its guarantee on these notes. On April 13, 2000 the entire amount of the

$100 million of Senior Guaranteed Floating Rate Notes was retired. Financing for this early retirement of the notes was provided by Savia. Savia agreed to provide this $100 million of financing on terms no less favorable than the terms of the Floating Rate Notes. Savia also agreed that Bionova Holding may defer all interest payments until the final maturity date of March 23, 2002, and that Bionova Holding will not be required to maintain any funds in an interest reserve account. Bionova Holding expects to record a charge of approximately $2 million in the second quarter of 2000 to recognize the remaining balance of up front fees paid for the Floating Rate Note facility that had not previously been amortized.

NOTE 6 - LIQUIDITY

         Savia has committed at least through December 31, 2000 to financially support the Company and its subsidiaries so that they can continue with their business plans and the fulfillment of their financial obligations. In addition, Savia has committed to continue to guarantee the short-term bank loans of the Company. There can be no assurance that any of the alternatives being considered by management will result in sufficient working capital to significantly improve the Company's current financial position or its results of operations.


NOTE 7 - RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 8 - SEGMENT REPORTING

         The Company classifies its business into three fundamental areas:
FARMING, which consists principally of interests in Company-owned fresh produce production facilities and joint ventures with other growers; DISTRIBUTION, consisting principally of interests in sales and distribution companies in Mexico, the United States, and Canada; and RESEARCH AND DEVELOPMENT, consisting of business units focused on the development of fruits and vegetables and intellectual properties associated with these development efforts.

         Information pertaining to the operations of these different business segments is set forth below. The Company evaluates performance based on several factors. The most significant financial measure used to evaluate business performance is business segment operating income. Inter-segment sales are accounted for at fair value as if the sales were to third parties. Segment information includes the allocation of corporate overhead to the various segments, as looked at from the point of view of the segment presidents. All acquired goodwill has been pushed down to the companies and segments that have made the acquisitions.

                                                                    ($000'S)
                                                                                               Total of
                                                                            Research and      Reportable
                                            Farming        Distribution     Development        Segments
                                           ---------       -----------     ---------------    ----------
JANUARY 1 - MARCH 31, 2000
Revenues from unaffiliated customers       $     196        $  55,564        $   1,494        $  57,254
Inter-segment revenues .............          19,165              --               --            19,165
                                           ---------        ---------        ---------        ---------
Total revenues .....................          19,361           55,564            1,494           76,419
                                           =========        =========        =========        =========

Operating income (loss) ............          (3,162)          (1,608)            (961)          (5,731)
Depreciation and amortization ......             473              279              600            1,352
Identifiable assets at March 31  (1)          74,290           44,392           43,539          162,221
Acquisition of long-lived assets ...             504               53                9              566

JANUARY 1 - MARCH 31, 1999
Revenues from unaffiliated customers       $     329        $  56,175        $   1,844        $  58,348
Inter-segment transfers ............          20,527              --               --            20,527
                                           ---------        ---------        ---------        ---------
Total revenues .....................          20,856           56,175            1,844           78,875
                                           =========        =========        =========        =========

Operating income (loss) ............          (2,596)            (257)            (758)          (3,611)
Depreciation and amortization ......             942              339              484            1,765
Identifiable assets at March 31  (1)          76,070           56,456           50,377          182,903
Acquisition of long-lived assets ...           2,106              439               28            2,573

NOTES:
1. IDENTIFIABLE ASSETS for segments are defined as total assets less cash in banks, deferred income taxes and investment in shares.

         Reconciliation of the segments to total consolidated amounts is set forth below:

                                                                           ($000'S)
                                                                    JANUARY 1 - MARCH 31
                                                                    2000             1999
                                                                 ----------       ----------
REVENUES
    Total segment revenues ...............................       $  76,419        $  78,875
    Eliminations of inter-segment revenues ...............         (19,165)         (20,527)
                                                                 ---------        ---------
    Consolidated revenues ................................          57,254           58,348
                                                                 =========        =========

INCOME BEFORE TAXES
    Total operating income (loss) from reportable segments          (5,731)          (3,611)
    Total operating income (loss) from
        Bionova Holding Corp  (1) ........................            (416)             --
    Interest, net ........................................          (3,975)          (1,590)
    Exchange gain (loss) .................................              59              137
    Other non-operating income (loss), net ...............              (8)             --
                                                                 ---------        ---------
Consolidated income (loss) before taxes ..................         (10,071)          (5,064)
                                                                 =========        =========

ASSETS
    Total segment identifiable assets ....................         162,221          182,903
    Unallocated and corporate assets  (2) ................          14,091           59,136
    Eliminations  (3) ....................................         (21,359)         (40,991)
                                                                 ---------        ---------
    Consolidated assets ..................................         154,953          201,048
                                                                 =========        =========

NOTES:
1. Certain expenses, such as shareholder litigation, investor relations, and Board and professional fees that were allocated in the first quarter of 2000 to the operating segments were not allocated to these segments in the first quarter of 1999. This change was made because management determined that these types of expenses were not associated with, nor did the results of these activities benefit the operating segments. Management further determined that it was impractical to restate the first quarter of 1999 to exclude these types of expenses from the operating segments in the prior years.
2. Includes Bionova Holding's and segments' cash in banks, deferred income taxes and other corporate assets.
3.   Consists principally of inter-segment intercompany balances.

Revenue from external customers by product / service category is set forth below:

                                                                                ($000'S)
                                                                                                               Total of
                                                                                        Research and          Reportable
                                                     Farming        Distribution        Development            Segments
                                                  --------------    --------------     ---------------      ---------------
JANUARY 1 - MARCH 31, 2000
Core vegetables (1).........................                           $33,549                                  $33,549
Fruits and other fresh produce (2)..........            $196            22,015                                   22,211
Contracted R&D revenue......................                                                $1,219                1,219
Licensed technology and royalties...........                                                   275                  275

JANUARY 1 - MARCH 31, 1999
Core vegetables (1).........................                           $34,019                                  $34,019
Fruits and other fresh produce (2)..........            $329            22,156                                   22,485
Contracted R&D revenue......................                                                $1,631                1,631
Licensed technology and royalties...........                                                   213                  213

NOTES:
1. Core vegetables include tomatoes, bell peppers and cucumbers.
2. Fruits and other fresh produce include papayas, mangoes, grapes, melons, watermelons and others.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

         Bionova Holding Corporation (formerly known as DNAP Holding Corporation), a Delaware corporation (together with its subsidiaries, unless the context requires otherwise, "Bionova Holding" or the "Company"), was formed in January 1996, and acts as a holding company for (i) Agrobionova, S.A. de C.V., a corporation organized under the laws of the United Mexican States, of which the Company owns 80% ("ABSA"), (ii) International Produce Holding Company, a Delaware corporation, of which the Company owns 100% ("IPHC"), (iii) DNA Plant Technology Corporation, a Delaware corporation, of which the Company owns 100% ("DNAP"), and (iv) VPP Corporation, a Delaware corporation, of which the Company owns 100% ("VPP"). As of October 6, 1999, approximately 76.6% of the outstanding common stock of the Company is indirectly owned by Savia, S.A. de C.V.

         The Company classifies its business into three fundamental business segments. The FARMING segment consists principally of ABSA's interests in Company-owned fresh produce production facilities and joint ventures with other growers. The DISTRIBUTION segment consists of Interfruver de Mexico, S.A. de C.V. ("Interfruver"), which engages in the business of marketing and distributing fresh produce in Mexico, and IPHC, which owns total or majority interests in sales and distribution companies in the United States and Canada. The RESEARCH AND DEVELOPMENT segment consists of DNAP and VPP, two companies which are focused on the development and application of genetic engineering and transformation technologies to fruits and vegetables and the intellectual properties associated with these development efforts.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

         Consolidated total revenues decreased by 2% from $58.3 million in the first quarter of 1999 to $57.3 million in the first quarter of 2000. Consolidated gross profit (revenues less cost of sales) was $4.8 million for the first quarter of 1999, as compared with $2.5 million for the first quarter 2000. The Company's consolidated operating loss increased from $3.6 million in the first quarter of 1999 to $6.1 million in the first quarter of 2000.

         FARMING segment revenues, the majority of which are eliminated in consolidation, declined from $20.9 million in the first quarter of 1999 to $19.4 million in the first quarter of 2000 due to the very heavy production of tomatoes from Florida, which kept prices very low throughout the first quarter of 2000. Also, as a consequence of the low prices and generally high quality available in the market, production volumes had to be curtailed during several weeks in the first quarter of 2000, as the U.S. fresh produce market could not absorb any more shipments from Mexico during these weeks. These factors led to an operating loss during the first quarter of 2000 of $3.2 million, as compared with an operating loss of $2.6 million during the same quarter in 1999.

         Revenues of the DISTRIBUTION segment decreased from $56.2 million in the first quarter of 1999 to $55.6 million in the first quarter of 2000. Production volumes from the Company's farming operations fell short of forecast even though volumes during the first quarter of 2000 were 12% higher than first quarter a year ago. Despite this, Bionova Holding's distributing companies, in the aggregate, turned in a strong performance in the first quarter due to the companies' continuing efforts to develop new grower relationships and source product from outside of the Company's farming operations. Several of the companies turned in particularly strong performances, including Premier Fruits and Vegetables in Montreal, which achieved an 11% increase in this year's first quarter versus a year ago, and Interfruver in Mexico which achieved an increase of 5% from the first quarter of 1999 to the same quarter in 2000.

         Distribution gross margins decreased from $4.0 million in the first quarter of 1999 to $2.7 million in the first quarter of 2000, and as a percent of sales from 7.8% to 4.7%, respectively. This decline was due entirely to write-offs of growers and accounts receivables during the first quarter of 2000. The operating loss of the Distribution segment was $1.6 million in the first quarter of 2000 as compared to an operating loss of $0.3 million in the first quarter of 1999. Sales and administrative expenses of $4.3 million were the same in both the first quarters of 1999 and 2000.

         Revenues of the RESEARCH AND DEVELOPMENT segment declined from $1.8 million in the first quarter of 1999 to $1.5 million in the first quarter of 2000. This decline in revenues was due to a partial "catchup" payment made by Savia to DNAP during the first quarter of 1999, offset in part by an increase in contract revenues of VPP. Under the long-term founded research agreement between Savia and DNAP, Savia is obligated to fund DNAP at least $9.0 million in research payments over each three year period, the first of which ended on September 30, 1999. To meet this obligation Savia paid DNAP $1.5 million in 1999, and $0.5 million was earned during the first quarter. The decline in revenues translated directly to lower gross profit generation in this segment of the business. Research expenses were $1.5 million and amortization of patents and trademarks amounted to $0.5 million in the first quarters of 1999 and 2000. This combination of factors caused the Research and Development segment to experience an operating loss of $1.0 million in the first quarter of 2000, which was $0.2 million higher than the same quarter a year ago.

         Interest expense increased to $4.6 million in the first quarter of 2000 from $2.3 million in the same quarter of 1999. This $2.3 million increase was due to a higher overall level of debt outstanding and the higher interest rates and amortization of the debt issuance costs associated with the Senior Guaranteed Floating Rate Notes issued on March 22, 1999.

         Interest income decreased from $0.7 million in the first quarter of 1999 to $0.6 million in the same quarter of 2000. Interest earned on the restricted interest reserve account associated with the Floating Rate Notes was offset by lower interest earnings due to a reduction in grower receivables.

         During the first quarter of 2000, the share of losses allocable to minority interests was $0.5 million as compared to $0.3 million in the same quarter of 1999. The 2000 and 1999 allocations of losses are consistent with the minority positions held across the operating subsidiaries of the Company.

CAPITAL EXPENDITURES

         During the first three months of 2000, the Company made capital investments of $0.6 million in property, plant and equipment. The majority of the funds were spent by the Farming segment ($0.5 million) for equipment in Hermosillo and La Paz, Mexico. Minor investments of $0.1 million were made in the Company's distribution operations.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 2000, the Company used $4.6 million of cash in operating activities. Cash used in the results of operations amounted to $7.5 million (i.e., net income as adjusted for items not affecting cash, including minority interest, depreciation, and amortization). Working capital requirements decreased by $2.8 million during the first three months of 2000. Accounts receivable and advances to growers used $0.9 million of cash in the three months of 2000, as $2.2 million of financing was provided to growers (net of loss accruals) and customer receivables decreased by $1.3 million. Inventories declined by $4.2 million and accounts payable and accrued expenses increased by $0.8 million, both of which were consistent with the end of the Culiacan growing season. The $1.3 million cash requirement for other assets reflected a payment of a collateral receipt for the import of Chilean product into Mexico.

         Cash generated from financing activities during the first three months of 2000 was $4.7 million. The majority of these funds were made available from the interest reserve account and used to make the first quarter interest payment on the Senior Guaranteed Floating Rate Notes.

         On April 13, 2000 the entire amount of the $100 million of Senior Guaranteed Floating Rate Notes was retired. Financing for this early retirement of the notes was provided by Savia. Savia agreed to provide this $100 million of financing on terms no less favorable than the terms of the Floating Rate Notes. Savia also agreed that Bionova Holding may defer all interest payments until the final maturity date of March 23, 2002, and that Bionova Holding will not be required to maintain any funds in an interest reserve account. Bionova Holding expects to record a charge of approximately $2 million in the second quarter of 2000 to recognize the remaining balance of up front fees paid for the Floating Rate Note facility that had not previously been amortized.

         Savia has committed at least through December 31, 2000 to financially support the Company and its subsidiaries so that they can continue with their business plans and the fulfillment of their financial obligations. In addition, Savia has committed to continue to guarantee the short-term bank loans of the Company. There can be no assurance that any of the alternatives being considered by management will result in sufficient working capital to significantly improve the Company's current financial position or its results of operations.

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

RISKS RELATING TO OUR FINANCIAL CONDITION

WE MAY CONTINUE TO SUSTAIN LOSSES AND ACCUMULATE DEFICITS IN THE FUTURE

         We have sustained losses in 1996, 1997, 1998, 1999, and in the first quarter of 2000. As of March 31, 2000 our accumulated deficit was $114.2 million. For the quarter ended March 31, 2000, we had a net loss of $9.7 million. The factors that caused these losses, including factors described in this section, may continue to limit our ability to make a profit in the future.

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

OUR LEVERAGED POSITION COULD CAUSE US TO BE UNABLE TO MEET OUR CAPITAL NEEDS, WHICH COULD HURT OUR FINANCIAL CONDITION.

         At March 31, 2000 we had $127.5 million of indebtedness and stockholders' equity was negative $6.3 million. This level of indebtedness may pose substantial risks to our company, including the possibility that we may not generate sufficient cash flow to pay our outstanding debts. Our level of indebtedness may also adversely affect our ability to incur additional indebtedness and finance our future operations and capital needs, and may limit our ability to pursue other business opportunities.

RISKS RELATING TO OUR FARMING AND DISTRIBUTION BUSINESS

BAD WEATHER AND CROP DISEASE CAN AFFECT THE AMOUNT OF PRODUCE WE CAN GROW, WHICH CAN DECREASE OUR REVENUES AND PROFITABILITY

         Weather conditions greatly affect the amount of fresh produce we bring to market, and, accordingly, the prices we receive for our produce. Storms, frosts, droughts, and particularly floods, can destroy a crop and less severe weather conditions, such as excess precipitation, cold weather and heat, can kill or damage significant portions of a crop. Crop disease and pestilence can be unpredictable and can have a devastating effect on our crops, rendering them unsalable and resulting in the loss of all or a portion of the crop for that harvest season. Even when only a portion of our crops are damaged, the profits we could have made on the crop will be severely affected because the costs to plant and cultivate the entire crop will have been incurred although we may experience low yields or may only be able to sell a portion of our crop. In 1998 and 1999, Agrobionova's significant losses were in large measure due to very cold weather and diseases that severely affected outputs in its Culiacan operations and in its joint venture in Baja California Norte.

A RECENT CHANGE IN ABSA'S RELATIONSHIP WITH ITS JOINT VENTURE IN BAJA CALIFORNIA NORTE WILL AFFECT THE AMOUNT OF PRODUCE WE GROW, WHICH CAN DECREASE REVENUES AND PROFITS

One grower in Baja California, Santa Cruz Empacadora, S. de R.L. de C.V., accounted in 1999 for approximately 11% of our consolidated sales. Due to losses incurred during the 1999 growing season, ABSA recently negotiated an agreement with this grower whereby the grower has pledged certain assets as collateral to secure its outstanding receivable. ABSA currently is looking for alternative sources to supply the needs of the U.S., Canadian, and Mexican markets during the months of July through November, the season during which Santa Cruz provided a large proportion of ABSA's supply. While ABSA expects to secure relationships with other growers, it cannot predict with any certainty the amount of produce it will be able to source or the relative cost to grow or purchase this product as compared with Santa Cruz. If ABSA is not able to source as much product as it expected to grow in its association with Santa Cruz, this likely will result in lower overall sales of the Company and lower total operating profit as compared with what previously had been projected for future years.

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

         Our business has undergone rapid growth through acquisition of complementary businesses. In 1996, we acquired DNA Plant Technology and its subsidiaries. In 1997, we created VPP Corporation to acquire most of the assets of United Agricorp, Inc. Also in 1997, we increased our ownership in ABSA to 80% and acquired full ownership of International Produce Holding Company. As a result of these acquisitions, significant strains have been placed on the management, operations and financial resources of our subsidiaries. The realization of our business strategy depends on, among other things, our ability to adapt management information systems and controls and to hire, train and retain qualified employees to allow these operations to be effectively managed. The geographic separation of our subsidiaries' operations exacerbates these issues.

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

----------------------------------- ------------------------------------------------------------------------------------------
                                                                     EXPECTED MATURITY DATE
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
                                                                                                                         Fair
                                        2000       2001       2002       2003      2004    Thereafter       Total       Value
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
Short-term debt:
($US equivalent in millions)
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
    U.S. dollar variable rate....     $ 21.6                                                               $ 21.6      $ 21.6
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
      Average interest rate.......        9%
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
    Peso variable rate (in $US).         1.1                                                                  1.1         1.1
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
      Average interest rate.......       26%
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
Long-term debt:
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
    U.S. dollar fixed rate........    $  2.9                                                                $ 2.9       $ 2.9
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
      Average interest rate.......       10%
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
    U.S. dollar variable rate.....    $  0.3    $  0.1    $ 100.1     $  0.1                              $ 100.6     $ 100.6
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
      Average interest rate.......       12%       12%        13%        12%
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------

         The Company tries to use the most cost-effective means to fund its operating and capital needs. Fixed or variable debt will be borrowed in both U.S. dollars and Mexican pesos. The Company borrows Mexican pesos to provide for its working capital needs in its Mexican operations. To minimize exchange risk associated with the importation of products, the Company will enter into forward exchange contracts where the functional currency to be used in the transaction is dollars. At December 31, 1999, approximately 3% of the Company's long-term debt was fixed rate debt and 97% was variable rate debt. All of the fixed rate long-term debt is denominated in U.S. dollars. All of the long-term variable rate debt is denominated in U.S. dollars.


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

----------------------------------- ------------------------------------------------------------------------------------------
                                                                     EXPECTED MATURITY DATE
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
                                                                                                                         Fair
                                        2000       2001       2002      2003      2004    Thereafter       Total       Value
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
On-Balance sheet
Financial Investments
   ($US equivalent in millions)
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------

----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
    Peso short-term debt:
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
      Variable rate (in $US).....      $ 1.1                                                                $ 1.1       $ 1.1
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
      Average interest rate.......       26%
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
      Expected maturity or
        transaction date............ Dec. 31
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------

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

         ---------------------------------------------------------------------------------------------------------
                                           AT DECEMBER 31, 1999

         --------------------------------------------------------------------- ----------------- -----------------
                                                                                   Carrying            Fair
                                                                                    Amount            Value
         --------------------------------------------------------------------- ----------------- -----------------
         On-balance sheet commodity position:
             Fresh produce crops in process inventory ($US in millions)....            $8.9              $8.9

         --------------------------------------------------------------------- ----------------- -----------------

         --------------------------------------------------------------------- ----------------- -----------------
         Fixed price contracts:
             Contract volumes  (158,141 boxes)
             Weighted average unit price (per 158,141 boxes)...............          $ 8.50            $ 8.50
             Contract amount ($US in millions).................................        $1.3              $1.3

         --------------------------------------------------------------------- ----------------- -----------------

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1999, on January 7, 1999, a class action lawsuit styled GORDON K. AARON ET AL. V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. was filed in the U.S. federal district court for the Northern District of California. The plaintiffs allege that, prior to the Merger of DNAP with a subsidiary of Bionova Holding on September 26, 1996, they owned shares of DNAP's Preferred Stock. In connection with the Merger, all of the shares of common stock and Preferred Stock of DNAP were converted into the number of shares of common stock of Bionova Holding specified in the Merger Agreement. The plaintiffs allege that the Proxy Statement/Prospectus distributed to DNAP's stockholders in connection with the merger contained material misrepresentations and omitted to state material facts. On March 8, 2000, the court dismissed nearly all of the plaintiffs' claims, and subsequently the plaintiffs filed an amended complaint with respect to some of the dismissed claims. Bionova Holding and DNAP deny any wrongdoing and liability in this matter and intend to vigorously contest this lawsuit.

ITEM 5.  OTHER INFORMATION

BUSINESS RESTRUCTURING

         At the Company's Board of Directors Meeting on May 1, 2000, the Board determined that it would be in the best interests of shareholders to restructure the Company and focus on some new technology initiatives currently under development. The Board also concluded that the Company's fresh produce agricultural and distribution operations are not a critical vehicle to generate and deliver the value from its core technology to customers and consumers. Company management currently is developing and evaluating alternatives for the fresh produce business, including the possible divestiture of parts or all of this business segment.

         Savia has indicated that it may be interested in acquiring the fresh produce business from Bionova Holding and in re-capitalizing a portion of the Company's debt. To assist in these negotiations the Board of Directors formed a Special Committee of independent directors to review proposals and oversee the negotiations with Savia and other prospective buyers. This Special Committee is in the process of retaining an investment banker and legal counsel to support it in these activities.

RIGHTS OFFERING

         On May 4, 2000 Bionova Holding filed with the SEC an amendment to the registration statement relating to its shareholder rights offering and is now awaiting approval from the SEC to make this registration statement effective. Bionova Holding's Board of Directors recently approved an extension of the expiration date for these rights to December 29, 2000.

MANAGEMENT APPOINTMENT

         The Board has appointed Mr. Eugenio Najera to serve as the interim head of the Company's fresh produce business through the forthcoming re-structuring period. Mr. Najera currently is a director of Bionova Holding and brings with him over 25 years of experience as a senior executive of consumer products and agricultural businesses in Mexico. Mr. Jorge Fenyvesi, Executive Vice President for Technology, will continue to be in charge of the Company's technology operation and will focus his efforts on emerging technology initiatives.

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

27.1     Financial Data Schedule
 ----------

     * Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(b) Reports on Form 8-K

       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     BIONOVA HOLDING CORPORATION



                     Date:  May 10, 2000    By:  /s/ ARTHUR H. FINNEL
                                            ----------------------------
                                                 Arthur H. Finnel,
                                             Executive Vice President,
                                      Treasurer and Chief Financial Officer

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

27.1     Financial Data Schedule

----------

* Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.