Form 10-Q
period 2000-06-30
BIONOVA HOLDING CORP
filed 2000-08-14
CIK 1020866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 For the quarterly period ended June 30, 2000

                                       or

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

                                 (510) 547-2395
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ---       ----

      As of August 10, 2000, 23,588,031 shares of common stock, par value $0.01 per share, of Bionova Holding Corporation were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BIONOVA HOLDING CORPORATION

                           CONSOLIDATED BALANCE SHEET
                            THOUSANDS OF U.S. DOLLARS

                                                                                June  30,          December 31,
                                                                                  2000                 1999
                                                                               ------------        ------------
                                                                               (unaudited)
ASSETS
Current assets:
Cash and cash equivalents ..................................................... $   7,459            $   4,510
Accounts receivable ..........................................................     32,754               30,499
Advances to growers, net .....................................................      3,710                3,151
Inventories ..................................................................      9,322               17,218
Other current assets .........................................................        702                1,771
                                                                                ---------            ---------
     Total current assets ....................................................     53,947               57,149

Property, plant and equipment, net ...........................................     38,006               38,379
Patents and trademarks, net ..................................................     14,549               15,374
Goodwill, net ................................................................     27,341               28,210
Deferred income taxes ........................................................        631                  611
Other assets .................................................................     10,306               22,230
                                                                                ---------            ---------
     Total assets ...........................................................   $ 144,780            $ 161,953
                                                                                =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans .......................................................   $  22,868            $  22,653
Current portion of long-term debt ...........................................       3,240                3,250
Accounts payable and accrued expenses .......................................      18,616               20,899
Accounts due to related parties .............................................      10,817                8,413
Deferred income taxes .......................................................       1,513                1,513
                                                                                ---------            ---------
     Total current liabilities ..............................................      57,054               56,728
Long-term debt with related parties..........................................     106,509                   --
Long-term debt with third parties............................................         199              100,252
                                                                                ---------            ---------
     Total liabilities ......................................................     163,762              156,980
                                                                                ---------            ---------
Minority interest ...........................................................       1,642                1,589
                                                                                ---------            ---------
Stockholders' equity:
Preferred stock, $.01 par value, 5,000 shares authorized, no shares
  issued and outstanding.....................................................          --                   --
Common stock, $.01 par value, 50,000,000 shares authorized,
  23,588,031 shares issued and outstanding ..................................         236                  236
Additional paid-in capital ..................................................     107,918              107,918
Accumulated deficit .........................................................    (128,524)            (104,494)
Accumulated other comprehensive income (loss) ...............................        (254)                (276)
                                                                                ---------            ---------
Total stockholders' equity (deficit).........................................     (20,624)               3,384
                                                                                ---------            ---------
Total liabilities, minority interest, and stockholders' equity ..............   $ 144,780            $ 161,953
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

                         BIONOVA HOLDING CORPORATION

               UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                      AND COMPREHENSIVE INCOME AND LOSS
                          THOUSANDS OF U.S. DOLLARS
                          (EXCEPT PER SHARE AMOUNTS)

Caption>
                                                                   Three Months Ended                      Six Months Ended
                                                                        June 30,                                June 30,
                                                           -------------------------------            ---------------------------
                                                                2000                1999                2000              1999
                                                            -------------        ---------            ---------        ----------
Total revenues .......................................       $  70,239           $  70,362              127,841        $ 128,710
                                                            ----------           ---------            ---------        ---------
Cost of sales ........................................          68,702              65,275              123,166          118,867
Selling and administrative expenses ..................           8,477               7,436               15,368           13,492
Research and development expenses ....................           1,383               1,721                2,921            3,228
Amortization of goodwill, patents and trademarks .....             854                 810                1,709            1,614
                                                            ----------           ---------            ---------        ---------
                                                                79,416              75,242              143,164          137,201
                                                            ----------           ---------            ---------        ---------
Operating income (loss) ..............................          (9,177)             (4,880)             (15,323)          (8,491)
                                                            ----------           ---------            ---------        ---------
Interest expense .....................................          (4,013)             (4,543)              (8,574)          (6,835)
Interest income ......................................             507               1,046                1,092            1,748)
Exchange gain (loss), net ............................            (270)               (187)                (211)             (50)
Other non-operating income ...........................              (3)                 (1)                 (11)              (1)
                                                            ----------           ---------            ---------        ---------
                                                                (3,779)             (3,685)              (7,704)          (5,138)
                                                            ----------           ---------            ---------        ---------
Loss before income tax, minority interest, and
  extraordinary item..................................         (12,956)             (8,565)             (23,027)         (13,629)

Income tax benefit (expense) .........................            (377)                  2                 (489)            (167)
                                                            ----------           ---------            ---------        ---------
Loss before minority interest and extraordinary item..         (13,333)             (8,563)             (23,516)         (13,796)

Minority interest in net loss (income) of subsidiaries             900                 267                1,403              583
                                                            ----------           ---------            ---------        ---------
Loss before extraordinary item........................         (12,433)             (8,296)             (22,113)         (13,213)

Extraordinary loss on retirement of floating rate
  notes...............................................          (1,917)                 --               (1,917)              --
                                                            ----------           ---------            ---------        ---------
Net loss..............................................      $  (14,350)          $  (8,296)           $ (24,030)       $ (13,213)
Other comprehensive income (expense) net of tax:
    Foreign currency translation adjustments .........              15                   3                   22               (1)
                                                            ----------           ---------            ---------        ---------

Comprehensive income (loss) ..........................      $  (14,335)          $  (8,293)           $ (24,008)       $ (13,214)
                                                            ==========           =========            =========        =========

Loss per share before extraordinary item .............      $    (0.53)          $   (0.35)           $   (0.94)       $   (0.56)
Loss per share due to extraordinary item .............      $    (0.08)                 --            $   (0.08)              --
                                                            ----------           ---------            ---------        ---------
Net loss per share - basic and diluted ...............      $    (0.61)          $   (0.35)           $   (1.02)       $   (0.56)
                                                            ==========           =========            =========        =========

  The accompanying notes are an integral part of these financial statements.

                          BIONOVA HOLDING CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                           THOUSANDS OF U.S. DOLLARS

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                    ----------------------------------
                                                                                        2000                   1999
                                                                                    -----------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)..............................................................     $  (24,030)           $  (13,213)
Items not affecting cash:
  Minority interest.............................................................        (1,403)                 (582)
  Depreciation..................................................................         1,173                 2,398
  Amortization of goodwill, patents and trademarks..............................         1,709                 1,614
  Deferred income taxes.........................................................           (20)                   57
 Allowances for uncollectible receivables and slow moving
     inventory..................................................................         2,254                    --
  Gain from sale of property, plant and equipment...............................            --                     6

Net changes (exclusive of subsidiaries acquired or divested) in:
  Accounts receivable and advances to growers, net..............................        (2,615)               (4,710)
  Inventories...................................................................         8,919                 5,758
  Other assets..................................................................         1,805                (6,345)
  Accounts payable and accrued expenses........................................         (2,283)               (3,575)
                                                                                      --------               -------
NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES......................................................................       (14,491)              (18,592)
                                                                                      --------               -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment....................................        (1,170)               (3,660)
  Payment for purchase of companies.............................................            --                   (37)
                                                                                      --------               -------
NET CASH PROVIDED BY (USED IN) INVESTING
ACTIVITIES......................................................................        (1,170)               (3,697)
                                                                                      --------               -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term debt...................................................           205               (65,745)
Issuance of long-term debt......................................................            --               100,000
Retirement of long-term debt....................................................      (100,053)                 (952)
Accounts due to related parties.................................................       108,913                (2,224)
Restricted cash.................................................................         9,545               (12,649)
                                                                                      --------               -------
NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES......................................................................        18,610                18,430
                                                                                      --------               -------
Net increase (decrease) in cash and cash equivalents............................         2,949                (3,859)
Cash at beginning of year ......................................................         4,510                15,405
                                                                                      --------               -------
Cash at end of period...........................................................      $  7,459            $   11,546
                                                                                      ========               =======


  The accompanying notes are an integral part of these financial statements.

                           BIONOVA HOLDING CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

NOTE 2 - GENERAL

         In management's opinion, the accompanying unaudited consolidated financial statements for Bionova Holding for the three and six month periods ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except the December 31, 1999 balance sheet. This report and the accompanying unaudited and audited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its 1999 10-K for the fiscal year ended December 31, 1999. Footnotes which would substantially duplicate disclosures in the Company's audited financial statements for the fiscal year ended December 31, 1999 contained in the 1999 10-K report have been omitted. The interim financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending December 31, 2000.

NOTE 3 - NET LOSS PER COMMON SHARE

         The weighted average number of common shares outstanding during the three and six month periods ended June 30, 2000 and 1999 was 23,588,031.

NOTE 4 - INVENTORIES

         Inventories consist of the following:

                                                                                June 30,          December 31,
                                                                                 2000                 1999
                                                                            -----------          ------------
         Finished produce..................................................   $ 2,342              $  1,708
         Growing crops.....................................................     2,353                 8,851
         Advances to suppliers.............................................       316                   281
         Spare parts and materials.........................................     2,984                 3,834
         Merchandise in transit and other..................................     1,573                 3,813
                                                                            -----------          -------------
                                                                                9,568                18,487
         Allowance for slow moving inventories.............................      (246)               (1,269)
                                                                            -----------          -------------
                                                                              $ 9,322              $ 17,218
                                                                            ===========          =============

NOTE 5 - FINANCING

         On March 22, 1999, the Company issued $100 million of Senior Guaranteed Floating Rate Notes due 2002. The interest rate on this debt during the first quarter of 2000 was 12.28%. In addition, the Company was charged a service fee of 1% by Savia, S.A. de C.V. ("Savia"), the ultimate parent company of Bionova Holding, relating to its guarantee on these notes. On April 13, 2000 the entire amount of the

$100 million of Senior Guaranteed Floating Rate Notes was retired. Financing for this early retirement of the notes was provided by Savia. Savia agreed to provide this $100 million of financing on terms no less favorable than the terms of the Floating Rate Notes. Savia also agreed that Bionova Holding may defer all interest payments until the final maturity date of March 23, 2002, and that Bionova Holding will not be required to maintain any funds in an interest reserve account. Bionova Holding recorded a charge of $1.9 million in the second quarter of 2000 to recognize the remaining balance of up front fees paid for the Floating Rate Note facility that had not previously been amortized. During the second quarter Savia's interest rate for the financing provided to Bionova Holding was 12.39%, and no service fee on the debt was charged.

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

                                                                             ($000'S)
                                                                                                              Total of
                                                                                       Research and          Reportable
                                                     Farming        Distribution       Development            Segments
                                                  --------------   --------------     ---------------      ---------------
JANUARY 1 - JUNE 30, 2000
Revenues from unaffiliated customers........        $  1,413         $ 124,308          $   2,120           $  127,841
Inter-segment revenues......................          27,883                --                 --               27,883
                                                  ------------     --------------     ---------------      ---------------
Total revenues..............................          29,296           124,308              2,120              155,724
                                                  ============     ==============     ===============      ===============

Operating income (loss).....................          (7,128)           (3,797)            (2,819)             (13,744)
Depreciation and amortization...............           1,194               524              1,149                2,867
Identifiable assets at June 30  (1).........          65,523            50,185             42,925              158,633
Acquisition of long-lived assets............             876               148                147                1,171

JANUARY 1 - JUNE 30, 1999
Revenues from unaffiliated customers........        $    386         $ 125,430           $  2,894            $ 128,710
Inter-segment transfers.....................          31,732                --                 --               31,732
                                                  ------------     --------------     ---------------      ---------------
Total revenues..............................          32,118           125,430              2,894              160,442
                                                  ============     ==============     ===============      ===============

Operating income (loss).....................          (6,526)              685             (2,650)              (8,491)
Depreciation and amortization...............           2,351               487              1,174                4,012
Identifiable assets at June 30  (1).........          71,181            63,989             42,322              177,492
Acquisition of long-lived assets............           2,647               861                152                3,660

NOTES:
1. IDENTIFIABLE ASSETS for segments are defined as total assets less cash in banks, deferred income taxes and investment in shares.

         Reconciliation of the segments to total consolidated amounts is set forth below:

                                                                               ($000'S)
                                                                         JANUARY 1 - JUNE 30
                                                                         2000              1999
                                                                   ---------------     --------------
REVENUES
    Total segment revenues.......................................      $ 155,724         $ 160,442
    Eliminations of inter-segment revenues.......................        (27,883)          (31,732)
                                                                   -------------     --------------
    Consolidated revenues........................................        127,841           128,710
                                                                   =============     ==============
INCOME BEFORE TAXES
    Total operating income (loss) from reportable segments.......        (13,744)           (8,491)
    Total operating income (loss) from
        Bionova Holding Corp  (1)................................         (1,579)               --
    Interest, net................................................         (7,482)           (5,088)
    Exchange gain (loss).........................................           (211)              (50)
    Other non-operating income (loss), net.......................            (11)               --
                                                                   -------------     --------------
Consolidated income (loss) before taxes..........................        (23,027)          (13,629)
                                                                   ==============    ==============
ASSETS
    Total segment identifiable assets............................        158,633           177,492
    Unallocated and corporate assets  (2)........................          8,090            15,958
    Eliminations  (3)............................................        (21,943)          (10,813)
                                                                   -------------     --------------
    Consolidated assets..........................................        144,780           182,637
                                                                   =============     ==============

NOTES:
1. Certain expenses, such as shareholder litigation, investor relations, and Board and professional fees that were allocated in the first half of 1999 to the operating segments were not allocated to these segments in the first half of 2000. This change was made because management determined that these types of expenses were not associated with, nor did the results of these activities benefit the operating segments. Management further determined that it was impractical to restate the first half of 1999 to exclude these types of expenses from the operating segments.

2. Includes Bionova Holding's and segments' cash in banks, deferred income taxes and other corporate assets.

3. Consists principally of inter-segment intercompany balances. Revenue from external customers by product / service category is set forth below:

                                                                               ($000'S)
                                                                                                               Total of
                                                                                       Research and           Reportable
                                                      Farming       Distribution       Development             Segments
                                                  --------------   --------------     ---------------      ---------------
JANUARY 1 - JUNE 30, 2000
Core vegetables (1)...........................                          $64,890                                $ 64,890
Fruits and other fresh produce (2)............         $ 1,413           59,418                                  60,831
Contracted R&D revenue........................                                           $  1,702                 1,702
Licensed technology and royalties.............                                                418                   418

JANUARY 1 - JUNE 30, 1999
Core vegetables (1)...........................                          $59,893                                $ 59,893
Fruits and other fresh produce (2)............         $   386           65,537                                  65,923
Contracted R&D revenue........................                                           $  2,657                 2,657
Licensed technology and royalties.............                                                237                   237

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

         Consolidated total revenues decreased by 0.2% from $70.4 million in the second quarter of 1999 to $70.2 million in the second quarter of 2000. Consolidated gross profit (revenues less cost of sales) declined from $5.1 million for the second quarter of 1999 to $1.5 million for the second quarter of 2000. The Company's consolidated operating loss increased from $4.9 million in the second quarter of 1999 to $9.2 million in the second quarter of 2000.

         FARMING segment revenues, the majority of which are eliminated in consolidation, declined from $11.3 million in the second quarter of 1999 to $9.9 million in the second quarter of 2000 due to the very heavy production of tomatoes from Florida and grapes from Chile, which kept prices very low throughout the second quarter of 2000. Also, as a consequence of the low prices and generally high quality available in the market, production volumes had to be curtailed, as the U.S. fresh produce market could not absorb any more shipments from Mexico during certain weeks in the quarter. In the second quarter ABSA shut down its growing operations in Culiacan, Sinaloa. ABSA has contracted with other growers in the region to supply it with produce during the winter season, which will then be processed through ABSA's packing facilities and sold through the Company's distribution subsidiaries. A $1.5 million charge was taken in the second quarter for severance payments to employees and other costs associated with this shut down. These factors led to an operating loss during the second quarter of 2000 of $4.0 million, as compared with an operating loss of $3.9 million during the same quarter in 1999. The loss in 1999 was caused by the unusually cold weather conditions in Mexico during the winter growing season and the impact this had on production outputs along with losses recorded for closing down two of the joint ventures in which ABSA was participating.

         Revenues of the DISTRIBUTION segment decreased from $69.3 million in the second quarter of 1999 to $68.7 million in the second quarter of 2000. Production volumes from the Company's farming operations fell short of forecast during the second quarter of 2000. Despite this, Bionova Holding's distributing companies, in the aggregate, turned in a strong performance in the second quarter due to the companies' continuing efforts to develop new grower relationships and source product from outside of the Company's farming operations. As has been the trend for the past year, Premier Fruits and Vegetables (+9%)and Interfruver in Mexico (+27%) turned in strong performances in the second quarter of 2000 versus the same quarter a year ago.

         Distribution gross margins decreased from $6.1 million in the second quarter of 1999 to $1.9 million in the second quarter of 2000, and as a percent of sales from 8.8% to 2.8%, respectively. This decline was due entirely to the unfavorable performance of Bionova Produce, Inc., in the second quarter of 2000 as compared with the same quarter in 1999 due to (i) a $15.8 million sales decrease emanating from a reduction in grape volumes and prices which impacted commissions earned during the second quarter and (ii) a $2.0 million write off of growers and accounts receivables in conjunction with the termination of a contract with a Mexican grower of mangoes, papaya, and other fruit products on which the Company had lost money over the past two years. The operating loss of the Distribution segment was $3.3 million in the second quarter of 2000 as compared to an operating profit of $1.0 million in the second quarter of 1999.

         Revenues of the RESEARCH AND DEVELOPMENT segment declined from $1.1 million in the second quarter of 1999 to $0.6 million in the second quarter of 2000. This $0.5 million decline in revenues was due to lower third party contract revenues. The decline in revenues translated directly to lower gross profit generation in this segment of the business. Research expenses decreased by $0.3 million due to a reduction in supervisory personnel for the second quarter of 2000 as compared with the same quarter in 1999. Amortization of patents and trademarks remained the same at $0.5 million for the second quarters of 1999 and 2000. This combination of factors caused the Research and Development segment to experience an operating loss of $1.8 million in the second quarter of 2000, which was virtually unchanged from the same quarter a year ago.

         Selling and administrative expenses increased from $7.4 million during the second quarter of 1999 to $8.5 million during the same quarter of 2000. This increase was due to higher professional fees and severance payments associated with the corporate re-structuring, higher legal expenses associated with shareholder litigation cases, and a special charge incurred by Interfruver for outside services and consulting advice in connection with its expansion strategy and operations.

         Interest expense declined from $4.5 million in the second quarter of 1999 to $4.0 million in the same quarter of 2000. This $0.5 million decrease was due to a lower overall rate of interest incurred on the long-term debt during the second quarter of 2000 as compared with the same quarter in 1999.

         Interest income decreased from $1.0 million in the second quarter of 1999 to $0.5 million in the same quarter of 2000. This lower level of interest earnings was due to a reduction in grower receivables during the second quarter of 2000 as compared with the same quarter in 1999.

         During the second quarter of 2000, the share of losses allocable to minority interests was $0.9 million as compared to $0.3 million in the same quarter of 1999. The 2000 and 1999 allocations of losses are consistent with the minority positions held across the operating subsidiaries of the Company.

         An extraordinary charge of $1.9 million was recorded in the second quarter of 2000 to recognize the remaining balance of up front fees paid for the Floating Rate Note facility that was retired on April 13, 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

         Consolidated total revenues decreased by 1% from $128.7 million in the first six months of 1999 to $127.8 million in the same period of 2000. Consolidated gross profit (revenues less cost of sales) was $9.8 million for the first six months of 1999, as compared with $4.7 million for the same period in 2000. The Company's consolidated operating loss increased from $8.5 million in the first six months of 1999 to $15.3 million in the same period in 2000.

         FARMING segment revenues, the majority of which are eliminated in consolidation, declined from $32.1 million in the first six months of 1999 to $29.3 million in the same period of 2000 due to the very heavy production of tomatoes from Florida and grapes from Chile, which kept prices very low throughout the first six months of 2000. Also, as a consequence of the low prices and generally high quality available in the market, production volumes had to be curtailed, as the U.S. fresh produce market could not absorb any more shipments from Mexico during certain weeks in this period. During the second quarter ABSA shut down its growing operations in Culiacan, Sinaloa. ABSA has contracted with other growers in the region to supply it with produce during the winter season, which will then be processed through ABSA's packing facilities and sold through the Company's distribution subsidiaries. A $1.5 million charge was taken in the second quarter for severance payments to employees and other costs associated with this shut down. These factors led to an operating loss during the first six months of 2000 of $7.1 million, as compared with an operating loss of $6.5 million during the same period in 1999. The loss in 1999 was caused by the unusually cold weather conditions in Mexico during the winter growing season and the impact this had on production outputs along with losses recorded for closing down two of the joint ventures in which ABSA was participating.

         Revenues of the DISTRIBUTION segment decreased from $125.4 million in the first six months of 1999 to $124.3 million in the same period of 2000. Production volumes from the Company's farming operations in Culiacan fell short of forecast during the first half of 2000, although they were 12% higher than the same period a year ago. Despite this, Bionova Holding's distributing companies, in the aggregate, turned in a strong performance during the first six months due to the companies' continuing efforts to develop new grower relationships and source product from outside of the Company's farming operations. As has been the trend for the past year, Premier Fruits and Vegetables (+6%) and Interfruver in Mexico
(+31%) turned in strong performances in the first six months of 2000 versus the same period a year.

         Distribution gross margins decreased from $10.2 million in the first six months of 1999 to $6.3 million in the same period of 2000, and as a percent of sales from 8.1% to 5.1%, respectively. This decline was due entirely to the unfavorable performance of Bionova Produce, Inc. in the first six months of 2000 as compared with the same period in 1999 due to (i) a $15.2 million decrease in sales emanating from a reduction in grape volumes and prices which impacted commissions earned during the period and (ii) a $2.7 million write off of growers and accounts receivables in conjunction with the termination of a contract with a Mexican grower of mangoes, papaya, and other fruit products on which the Company had lost money over the past two years. The operating loss of the Distribution segment was $3.8 million in the first six months of 2000 as compared to an operating profit of $0.7 million in the period of 1999.

         Revenues of the RESEARCH AND DEVELOPMENT segment declined from $2.9 million in the first months of 1999 to $2.1 million in the same period of 2000. This decline in revenues was due largely to a partial "catchup" payment made by Savia to DNAP during the first six months of 1999. Under the long-term founded research agreement between Savia and DNAP, Savia is obligated to fund DNAP at least $9.0 million in research payments over each three year period, the first of which ended on September 30, 1999. To meet this obligation Savia paid DNAP $1.5 million in 1999, and $0.5 million was earned during the first six months of that year. The decline in revenues translated directly to lower gross profit generation in this segment of the business. Research expenses decreased by $0.3 million due to a reduction in supervisory personnel for the first six months of 2000 as compared with the same period in 1999. Amortization of patents and trademarks remained the same at $1.0 million for both the first six months of 1999 and 2000. This combination of factors caused the Research and Development segment to experience an operating loss of $2.8 million during the first six months of 2000, which was $0.2 million higher than the same period a year ago.

         Selling and administrative expenses increased from $13.4 million during the first six months of 1999 to $15.4 million for the same period of 2000. This increase was due to higher professional fees and severance payments associated with the corporate re-structuring, higher legal expenses associated with shareholder litigation cases, and a special charge incurred by Interfruver for outside services and consulting advice in connection with its expansion strategy and operations.

         Interest expense increased to $8.6 million in the first six months of 2000 from $6.8 million in the same period of 1999. This $1.8 million increase was due to a higher overall level of debt outstanding and the higher interest rates and amortization of the debt issuance costs in the first quarter of 2000 associated with the Senior Guaranteed Floating Rate Notes issued on March 22, 1999 as compared with the first quarter of 1999.

         Interest income decreased from $1.7 million in the first six months of 1999 to $1.1 million in the same period of 2000. Interest earned on the restricted interest reserve account during associated with the Floating Rate Notes was more than offset by lower interest earnings due to a reduction in grower receivables.

         During the first six months of 2000, the share of losses allocable to minority interests was $1.4 million as compared to $0.6 million in the same period of 1999. The 2000 and 1999 allocations of losses are consistent with the minority positions held across the operating subsidiaries of the Company.

         An extraordinary charge of $1.9 million was recorded in the second quarter of 2000 to recognize the remaining balance of up front fees paid for the Floating Rate Note facility that was retired on April 13, 2000.

CAPITAL EXPENDITURES

         During the first six months of 2000, the Company made capital investments of $1.2 million in property, plant and equipment. The majority of the funds were spent by the Farming segment ($0.9 million) for equipment in Hermosillo and La Paz, Mexico. Minor investments of $0.2 million and $0.1 million were made in the Company's distribution and technology operations, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 2000, the Company used $14.5 million of cash in operating activities. Cash used in the results of operations amounted to $19.3 million (i.e., net income as adjusted for items not affecting cash, including minority interest, depreciation, and amortization). Working capital requirements decreased by $4.8 million during the first six months of 2000. Accounts receivable and advances to growers used $2.6 million of cash in the first six months of 2000, as $1.5 million of financing was provided to growers (net of loss accruals) and customer receivables increased by $1.1 million. Inventories declined by $7.9 million and accounts payable and accrued expenses increased by $2.3 million, both of which were consistent with the end of the Culiacan growing season. The $1.8 million cash generation from other assets reflected a payment of a collateral receipt for the import of Chilean product into Mexico and a reduction in prepaid commissions associated with the retirement of the Floating Rate Notes.

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

         As a consequence of the retirement of the floating rate notes and Savia's commitment to support the Company, cash generated from financing activities during the first six months of 2000 was $18.6 million. Of this amount $9.5 million was generated when the Floating Rate Notes were retired, which freed up the restricted cash being held against the interest reserve account associated with these notes. The remaining $9.1 million reflects additional borrowings from Savia to support operations during the first half of this year.

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

RISKS RELATING TO OUR FINANCIAL CONDITION

WE MAY CONTINUE TO SUSTAIN LOSSES AND ACCUMULATE DEFICITS IN THE FUTURE

         We have sustained losses in 1996, 1997, 1998, 1999, and in the first six months of 2000. As of June 30, 2000 our accumulated deficit was $128.5 million. For the quarter ended June 30, 2000, we had a net loss of $14.4 million. The factors that caused these losses, including factors described in this section, may continue to limit our ability to make a profit in the future.

WE MAY NEED ADDITIONAL FINANCING FOR WORKING CAPITAL AND TO EXECUTE OUR TECHNOLOGY STRATEGY, WHICH COULD HURT OUR GROWTH AND FINANCIAL CONDITION

         We may need additional capital to meet our working capital requirements. Our projected cash flows from operations and existing capital resources, including our existing credit lines, may not be sufficient to allow us to pursue proposed business strategies to acquire additional rights to technologies. Therefore, we may need to obtain additional capital, which could cause us to incur additional debt or issue additional equity securities. We cannot assure you that additional capital will be available on satisfactory terms, if at all, and, as a result, we may be restricted in executing our technology strategy.

OUR LEVERAGED POSITION COULD CAUSE US TO BE UNABLE TO MEET OUR CAPITAL NEEDS, WHICH COULD HURT OUR FINANCIAL CONDITION.

         At June 30, 2000 we had $132.8 million of indebtedness and a stockholders' deficit of $20.6 million. This level of indebtedness may pose substantial risks to our company, including the possibility that we may not generate sufficient cash flow to pay our outstanding debts. Our level of indebtedness may also adversely affect our ability to incur additional indebtedness and finance our future operations and capital needs, and may limit our ability to pursue other business opportunities.

OUR COMPANY IS CONSIDERING RESTRUCTURING ALTERNATIVES WHICH COULD GREATLY AFFECT BOTH SHORT- AND LONG-TERM REVENUES AND PROFIT

         In May, the Company announced its intent to concentrate on its technology business and pursue alternatives for the fresh produce business, including the possible divestiture of parts or all of this business segment. While Savia recently has expressed an interest in acquiring the Company's fresh produce business, no commitment has yet been made. Further, if the fresh produce business is acquired by Savia or another party, the Company's future will then be focused on its existing technology activities and new initiatives it is endeavoring to develop. Revenues will be reduced significantly and losses during the next several years are likely to be higher than they would have been if the fresh produce business were continued, though lower than they have been over the past two years.

RISKS RELATING TO OUR FARMING AND DISTRIBUTION BUSINESS

BAD WEATHER AND CROP DISEASE CAN AFFECT THE AMOUNT OF PRODUCE WE CAN GROW AND SOURCE FROM OTHER GROWERS, WHICH CAN DECREASE OUR REVENUES AND PROFITABILITY

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

ABSA RECENTLY SHUT DOWN ITS GROWING OPERATIONS IN CULIACAN WHICH WILL AFFECT THE AMOUNT OF PRODUCE WE GROW, WHICH CAN DECREASE REVENUES AND PROFITS

         During the second quarter, ABSA, the Company's agricultural subsidiary in Mexico, shut down its growing operations in Culiacan, Sinaloa. ABSA has contracted with other growers in the region to supply it with produce during the winter season, which will then be packaged in ABSA's packing facilities and sold through the Company's distribution subsidiaries. While ABSA believes it has replaced virtually all of its lost production in Culiacan, it cannot predict with certainty that all of the contracts will deliver an equivalent supply nor can it assure the profit which will result will be higher or lower than what it would have generated had it continued its own production in Culiacan.

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

ABSA'S RELIANCE ON LEASES AND RELATIONSHIPS WITH OTHER GROWERS COULD RESULT IN INCREASED COSTS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

         ABSA relies on agricultural land leased from others and relationships with other growers for a large part of its supply. The average term of these land leases is two years and we expect to renew many of these land leases as they expire. If the other parties to these leases and other arrangements were to choose not to renew their agreements with ABSA, ABSA would be required to locate alternate sources of supply and/or land or, in some cases, to pay increased rents for land. In addition to increased rental rates, increases in land costs could result from increases in water charges, property taxes and related expenses.

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

WE MAY NOT BE ABLE TO ADAPT OUR MANAGEMENT INFORMATION SYSTEMS AND CONTROLS, WHICH COULD HURT OUR FINANCIAL CONDITION

         Our business has undergone significant changes since the Company's inception in 1996. As a result, significant strains have been placed on the management, operations and financial resources of our subsidiaries. The realization of our business strategy depends on, among other things, our ability to adapt management information systems and controls and to hire, train and retain qualified employees to allow these operations to be effectively managed. The geographic separation of our subsidiaries' operations exacerbates these issues.

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

-----------------------------------------------------------------------------------------------------------------------------
                                                                     EXPECTED MATURITY DATE
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Fair
                                         2000    2001       2002       2003      2004     Thereafter         Total       Value
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
Short-term debt:
($US equivalent in millions)
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
    U.S. dollar variable rate.....     $ 21.6                                                               $ 21.6      $ 21.6
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
      Average interest rate.......         9%
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
    Peso variable rate (in $US)...        1.1                                                                  1.1         1.1
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
      Average interest rate.......        26%
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
Long-term debt:
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
    U.S. dollar fixed rate........     $  2.9                                                                $ 2.9       $ 2.9
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
      Average interest rate.......        10%
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
    U.S. dollar variable rate.....     $  0.3     $  0.1    $ 100.1     $  0.1                             $ 100.6     $ 100.6
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
      Average interest rate.......        12%        12%        13%        12%
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

-----------------------------------------------------------------------------------------------------------------------------
                                                                     EXPECTED MATURITY DATE
-----------------------------------------------------------------------------------------------------------------------------
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
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
On-Balance sheet
Financial Investments
   ($US equivalent in millions)
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------

----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
    Peso short-term debt:
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
      Variable rate (in $US)......      $ 1.1                                                                $ 1.1       $ 1.1
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
      Average interest rate.......        26%
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------
      Expected maturity or
        transaction date..........    Dec. 31
----------------------------------- --------- ---------- ---------- ---------- --------- ------------- ----------- -----------

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

        ---------------------------------------------------------------------------------------------------------
                                           AT DECEMBER 31, 1999
        ---------------------------------------------------------------------------------------------------------
                                                                                  Carrying            Fair
                                                                                   Amount            Value
         -------------------------------------------------------------------------------------- -----------------
         On-balance sheet commodity position:
             Fresh produce crops in process inventory ($US in millions)....           $8.9              $8.9
         -------------------------------------------------------------------------------------- -----------------

         -------------------------------------------------------------------------------------- -----------------
         Fixed price contracts:
             Contract volumes  (158,141 boxes)
             Weighted average unit price (per 158,141 boxes)...................      $ 8.50            $ 8.50
             Contract amount ($US in millions).................................       $1.3              $1.3
         -------------------------------------------------------------------------------------- -----------------

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On June 16, 2000, a lawsuit styled SANTA CRUZ EMPACADORA, S. DE R.L. DE C.V., V. R.B. PACKING OF CALIFORNIA, INC . was filed in the United States District Court for the Southern District of California. R.B. Packing of California, Inc., a subsidiary of the Company, is the United States distributor of fresh produce sold by the plaintiff. The plaintiff alleges that R.B. Packing of California, Inc. sold Santa Cruz produce to related companies at below market prices and thereby engaged in unfair conduct, fraud and breach of statutory and fiduciary duties. The plaintiff seeks an unspecified amount of compensatory and punitive damages. R.B. Packing of California, Inc. denies any wrongdoing or liability in this matter and intends to vigorously contest this lawsuit.

         As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, DNA Plant Technology Corporation was granted summary judgment in the case brought against it by Grace Brothers, Ltd. in the United States District Court for the Northern District of California. This claim arose out of the private placement of stock and warrants made by DNA Plant Technology Corporation in August of 1995. Grace Brothers, Ltd. appealed the judgment to the United States Court of Appeals for the Ninth Circuit. On June 8, 2000, the court of appeals affirmed the trial court's entry of judgment in favor of DNA Plant Technology Corporation

ITEM 5.  OTHER INFORMATION

BUSINESS RESTRUCTURING

         In May, the Company announced its intent to concentrate on its technology business and pursue alternatives for the fresh produce business, including the possible divestiture of parts or all of this business segment. Savia, S.A. de C.V., the Company's parent, recently has expressed an interest to a special committee of the Company's independent directors with respect to Savia's potential acquisition of the Company's fresh produce business. The Special Committee has engaged the services of U.S. Bancorp Piper Jaffray, Inc. as its investment banker and Proskauer Rose, LLP, as its legal advisor to assist it in reviewing proposals and in any negotiations with Savia and other prospective buyers.

         In the interim, the Company has begun to take steps to limit the expenses, reduce the agricultural risk, and reduce the working capital requirements associated with its fresh produce operations. During the second quarter Agrobionova, S.A. de C.V. ("ABSA"), the Company's agricultural subsidiary in Mexico, shut down its growing operations in Culiacan, Sinaloa. ABSA has contracted with other growers in the region to supply it with produce during the winter season, which will then be packaged in ABSA's packing facilities and sold through the Company's distribution subsidiaries. The Company also terminated a contract with a Mexican grower of mangoes, papaya, and other fruit products on which it had lost money over the past two years.

RIGHTS OFFERING

         On May 4, 2000 Bionova Holding filed with the SEC an amendment to the registration statement relating to its shareholder rights offering. On June 27, 2000 the Company received a comment letter from the SEC in which the SEC requested additional information on the S-3 registration statement and its most recent 10-Q and 10-K filings. The Company is preparing responses to the SEC's comments and expects to resubmit its filing by no later than August 31, 2000.

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

3.3 Certificate of Amendment to the Certificate of Incorporation of the Company effective April 28, 1999 (filed as an exhibit to the Company's Quarterly report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference).

3.4*     Bylaws of the Company.

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

              BIONOVA HOLDING CORPORATION



              Date: August 11, 2000            By: /s/ ARTHUR H. FINNEL
                                                  ----------------------
                                                     Arthur H. Finnel,
                                                 Executive Vice President,
                                           Treasurer and Chief Financial Officer

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

 3.3 Certificate of Amendment to the Certificate of Incorporation of the Company effective April 28, 1999 (filed as an exhibit to the Company's
         Quarterly report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference).

 3.4*    Bylaws of the Company.

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