Form 10-Q
period 2000-09-30
BIONOVA HOLDING CORP
filed 2000-11-14
CIK 1020866

                                        UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                          Form 10-Q

       /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

                                              or

           / / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _________

                               Commission File Number: 0-12177

                                 BIONOVA HOLDING CORPORATION
                    (Exact name of registrant as specified in its charter)

            Delaware                                        75-2632242
     State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                   Identification No.)

     6701 San Pablo Avenue
   Oakland, California                                        94608
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

      As of November 10, 2000, 23,588,031 shares of common stock, par value $0.01 per share, of Bionova Holding Corporation were outstanding.

                                PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 BIONOVA HOLDING CORPORATION
                             UNAUDITED CONSOLIDATED BALANCE SHEET
                                  THOUSANDS OF U.S. DOLLARS

                                                                       September 30,        December 31,
                                                                           2000                 1999
                                                                      ---------------      --------------
ASSETS
Current assets:
Cash and cash equivalents ........................................          $   3,304           $   4,510
Accounts receivable ..............................................             23,157              30,499
Advances to growers, net .........................................              7,419               3,151
Inventories ......................................................             12,636              17,218
Other current assets .............................................              1,015               1,771
                                                                      ---------------      --------------
     Total current assets ........................................             47,531              57,149
Property, plant and equipment, net ...............................             37,900              38,379
Patents and trademarks, net ......................................             17,116              15,374
Goodwill, net ....................................................             26,907              28,210
Deferred income taxes ............................................                631                 611
Other assets .....................................................              9,978              22,230
                                                                      ---------------      --------------
     Total assets ................................................          $ 140,063           $ 161,953
                                                                      ===============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank loans ............................................          $  22,129           $  22,653
Current portion of long-term debt ................................              3,200               3,250
Accounts payable and accrued expenses ............................             16,158              20,899
Accounts due to related parties ..................................              9,660               8,413
Deferred income taxes ............................................              1,513               1,513
                                                                      ---------------      --------------
     Total current liabilities ...................................             52,660              56,728
Long-term debt with third parties ................................                206             100,252
Long-term debt with related parties ..............................            115,961                  --
                                                                      ---------------      --------------
     Total liabilities ...........................................            168,827             156,980
                                                                      ---------------      --------------
Minority interest ................................................              1,662               1,589
                                                                      ---------------      --------------
Stockholders' equity (deficit):
Preferred stock, $.01 par value, 5,000 shares authorized,
  no shares issued and outstanding ...............................                                    --
Common stock, $.01 par value, 50,000,000 shares
  authorized, 23,588,031 shares issued and outstanding ...........                236                 236
Additional paid-in capital .......................................            107,918             107,918
Accumulated deficit ..............................................           (138,352)           (104,494)
Accumulated other comprehensive income (loss) ....................               (228)               (276)
                                                                      ---------------      --------------
Total stockholders' equity (deficit)  ............................            (30,426)              3,384
                                                                      ---------------      --------------
Total liabilities, minority interest, and stockholders' equity....          $ 140,063           $ 161,953
                                                                      ===============      ==============

The accompanying notes are an integral part of these financial statements.

                                 BIONOVA HOLDING CORPORATION
                        UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                               AND COMPREHENSIVE INCOME AND LOSS
                                  THOUSANDS OF U.S. DOLLARS
                                  (EXCEPT PER SHARE AMOUNTS)

                                                               Three Months Ended                Nine Months Ended
                                                                  September 30,                     September 30,
                                                          -----------------------------      ---------------------------
                                                              2000              1999             2000            1999
                                                          -----------       -----------      -----------     -----------
Total revenues .....................................      $    39,834       $    51,817      $   167,675     $   180,527
                                                          -----------       -----------      -----------     -----------
Cost of sales ......................................           37,540            49,351          160,706         168,218
Selling and administrative expenses ................            6,170             7,754           21,538          21,246
Research and development expenses ..................            1,458             1,666            4,379           4,894
Amortization of goodwill, patents and trademarks ...              875             1,172            2,584           2,786
                                                          -----------       -----------      -----------     -----------
                                                               46,043            59,943          189,207         197,144
                                                          -----------       -----------      -----------     -----------
Operating income (loss) ............................           (6,209)           (8,126)         (21,532)        (16,617)
                                                          -----------       -----------      -----------     -----------
Interest expense ...................................           (4,385)           (4,735)         (12,958)        (11,570)
Interest income ....................................              533               697            1,625           2,445
Exchange gain (loss), net ..........................              480               903              269             853
Other non-operating income .........................               (3)                1              (15)             --
                                                          -----------       -----------      -----------     -----------
                                                               (3,375)           (3,134)         (11,079)         (8,272)
                                                          -----------       -----------      -----------     -----------
Loss before income tax, minority interest, and
  extraordinary item ...............................           (9,584)          (11,260)         (32,611)        (24,889)

Income tax benefit (expense) .......................             (409)             (173)            (899)           (340)
                                                          -----------       -----------      -----------     -----------
Loss before minority interest and
  extraordinary item ...............................           (9,993)          (11,433)         (33,510)        (25,229)

Minority interest in net loss (income) of
  subsidiaries .....................................              166               236            1,569             818
                                                          -----------       -----------      -----------     -----------

Loss before extraordinary item .....................      $    (9,827)      $   (11,197)     $   (31,941)    $   (24,411)

Extraordinary loss on retirement of floating
  rate notes .......................................               --                --           (1,917)             --
                                                          -----------       -----------      -----------     -----------

Net loss ...........................................      $    (9,827)      $   (11,197)     $   (33,858)    $   (24,411)

Other comprehensive income (expense) net of tax:
  Foreign currency translation adjustments .........               26              (112)              48            (111)
                                                          -----------       -----------      -----------     -----------

Comprehensive income (loss) ........................      $    (9,801)      $   (11,309)     $   (33,810)    $   (24,522)
                                                          ===========       ===========      ===========     ===========

Loss per share before extraordinary item ...........      $     (0.42)      $     (0.48)     $     (1.36)          (1.04)
Loss per share due to extraordinary item ...........               --                --      $     (0.08)             --
                                                          -----------       -----------      -----------     -----------
Net loss per share - basic and diluted .............      $     (0.42)      $     (0.48)     $     (1.44)    $     (1.04)
                                                          ===========       ===========      ===========     ===========

Weighted average number of common shares
outstanding ........................................       23,588,031        23,588,031       23,588,031      23,588,031

The accompanying notes are an integral part of these financial statements.

                                       3

                                 BIONOVA HOLDING CORPORATION
                        UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  THOUSANDS OF U.S. DOLLARS

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                        -----------------------------------
                                                                              2000                 1999
                                                                        ---------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ..................................................          $ (33,858)          $ (24,411)
Items not affecting cash:
  Minority interest ................................................             (1,569)               (818)
  Depreciation .....................................................              2,676               3,677
  Amortization of goodwill, patents and trademarks .................              2,561               2,474
  Deferred income taxes ............................................                (20)                (57)
 Allowances for uncollectible receivables and slow moving
     inventory .....................................................              3,908                  --
  Gain from sale of property, plant and equipment ..................                 --                  17
Net changes (exclusive of subsidiaries acquired or divested) in:
  Accounts receivable and advances to growers, net .................              1,805                 199
  Inventories ......................................................              5,605               4,337
  Other assets .....................................................              1,861              (2,586)
  Accounts payable and accrued expenses ............................             (4,741)             (9,513)
                                                                        ---------------      --------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ................            (21,772)            (26,680)
                                                                        ---------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of intellectual property .............................             (3,000)                 --
  Purchases of property, plant and equipment .......................             (2,567)             (5,380)
  Payment for purchase of companies ................................                 --                (349)
                                                                        ---------------      --------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ................             (5,567)             (5,729)
                                                                        ---------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term debt ......................................               (524)            (62,275)
Issuance of long-term debt .........................................                 --             100,000
Retirement of long-term debt .......................................           (100,096)               (812)
Accounts due to related parties ....................................            117,208              (1,206)
Restricted cash ....................................................              9,545             (12,555)
                                                                        ---------------      --------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ................             26,133              23,152
                                                                        ---------------      --------------

Net increase (decrease) in cash and cash equivalents ...............             (1,206)             (9,257)
Cash at beginning of year ..........................................              4,510              15,405
                                                                        ---------------      --------------
Cash at end of period ..............................................          $   3,304           $   6,148
                                                                        ===============      ==============

The accompanying notes are an integral part of these financial statements.

                                 BIONOVA HOLDING CORPORATION

                     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                      SEPTEMBER 30, 2000

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

NOTE 2 - GENERAL

        In management's opinion, the accompanying unaudited consolidated financial statements for Bionova Holding for the three and nine month periods ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All such financial statements are unaudited except the December 31, 1999 balance sheet. This report and the accompanying unaudited and audited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its 1999 10-K for the fiscal year ended December 31, 1999. Footnotes which would substantially duplicate disclosures in the Company's audited financial statements for the fiscal year ended December 31, 1999 contained in the 1999 10-K report have been omitted. The interim financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending December 31, 2000.

NOTE 3 - NET LOSS PER COMMON SHARE

        The weighted average number of common shares outstanding during the three and nine month periods ended September 30, 2000 and 1999 was 23,588,031.

NOTE 4 - INVENTORIES

        Inventories consist of the following:

                                                           THOUSAND OF U.S. DOLLARS
                                                        September 30,      December 31,
                                                            2000              1999
                                                       ---------------    --------------
        Finished produce ..........................         $  2,692          $  1,708
        Growing crops .............................            4,758             8,851
        Advances to suppliers .....................              704               281
        Spare parts and materials .................            3,116             3,834
        Merchandise in transit and other ..........            1,571             3,813
                                                       ---------------    --------------
                                                              12,841            18,487
        Allowance for slow moving inventories .....             (205)           (1,269)
                                                       ---------------    --------------
                                                            $ 12,636          $ 17,218
                                                       ===============    ==============

NOTE 5 - FINANCING

        On March 22, 1999, the Company issued $100 million of Senior Guaranteed Floating Rate Notes due 2002. The interest rate on this debt during the first quarter of 2000 was 12.28%. In addition, the Company was charged a service fee of 1% by Savia, S.A. de C.V. ("Savia"), the ultimate parent company of Bionova Holding, relating to its guarantee on these notes. On April 13, 2000 the entire amount of the $100 million of Senior Guaranteed Floating Rate Notes was retired. Financing for this early retirement of the notes was provided by Savia. Savia agreed to provide this $100 million of financing on terms no less favorable than the terms of the Floating Rate Notes. Savia also agreed that Bionova Holding may defer all interest payments until the final maturity date of March 23, 2002, and that Bionova Holding will not be required to maintain any funds in an interest reserve account. Bionova Holding recorded a charge of $1.9 million in the second quarter of 2000 to recognize the remaining balance of up front fees paid for the Floating Rate Note facility that had not previously been amortized. During the third quarter Savia's interest rate for the financing provided to Bionova Holding was 12.39%, and no service fee on the debt was charged.

NOTE 6 - LIQUIDITY

        The Company has incurred significant losses for the last several years and at September 30, 2000 has an accumulated deficit of $138.4 million and negative working capital of $5.1 million. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's long-term ability to continue as a going concern is dependent upon returning to profitable operations and/or developing additional sources of financing. Management's plans include a possible sale of the Company's fresh produce business and a possible re-capitalization of some or all of the Company's debt. Such sale and re-capitalization are still in negotiations. Management also recognizes the need for additional working capital. The Company obtained a commitment from Savia which provides financial support at least through December 31, 2000. In addition, Savia has committed to continue to guarantee the short-term bank loans of the Company. Bionova Holding and Savia currently are in negotiations which could provide the Company with additional funding into 2001. There can be no assurance that these negotiations will result in assurance of funding through the entire 2001 calendar year nor that any of the alternatives being negotiated will result in sufficient working capital to significantly improve the Company's current financial position or its results of operations.

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

                                                          THOUSANDS OF U.S. DOLLARS

                                                                                                   Total of
                                                                                 Research and      Reportable
                                                     Farming      Distribution    Development        Segments
                                                   ------------   ------------    ------------     ------------
JANUARY 1 - SEPTEMBER 30, 2000
Revenues from unaffiliated customers ...........   $      (503)   $   165,425     $     2,753      $   167,675
Inter-segment revenues .........................        31,604             --              --           31,604
                                                   ------------   ------------    ------------     ------------
Total revenues .................................        31,101        165,425           2,753          199,279
                                                   ============   ============    ============     ============

Operating income (loss) ........................        (8,860)        (5,913)         (5,141)         (19,914)
Depreciation and amortization ..................         1,672            932           1,820            4,424
Identifiable assets at September 30 (1) ........        68,579         61,947          35,148          165,674
Acquisition of long-lived assets ...............         1,904            202           3,461            5,567

JANUARY 1 - SEPTEMBER 30,  1999
Revenues from unaffiliated customers ...........        ( 434)        175,659           5,083          180,308
Inter-segment transfers ........................       42,862              --              --           42,862
                                                   ------------   ------------    ------------     ------------
Total revenues .................................       42,428         175,659           5,083          223,170
                                                   ============   ============    ============     ============

Operating income (loss) ........................      (12,085)          (841)         (3,691)         (16,617)
Depreciation and amortization ..................        3,739            690           1,722            6,151
Identifiable assets at September 30 (1) ........       73,507         51,250          42,152          166,909
Acquisition of long-lived assets ...............        4,379          1,117             233            5,729

NOTES:

1. IDENTIFIABLE ASSETS for segments are defined as total assets less cash in banks, deferred income taxes and investment in shares.

        Reconciliation of the segments to total consolidated amounts is set forth below:

                                                         THOUSANDS OF U.S. DOLLARS

                                                          JANUARY 1 - SEPTEMBER 30
                                                           2000          1999
                                                        ------------  ------------
REVENUES
  Total segment revenues .........................          199,279       223,170
  Eliminations of inter-segment revenues .........           31,604        42,862
                                                        ------------  ------------
  Consolidated revenues ..........................          167,675       180,308
                                                        ============  ============

INCOME BEFORE TAXES
  Total operating income (loss) from reportable
    segments .....................................          (19,914)      (16,617)
  Total operating income (loss) from
    Bionova Holding Corp (1) ...................             (1,618)           --
  Interest, net ...................................         (11,333)       (9,125)
  Exchange gain (loss) ............................             269           853
  Other non-operating income (loss), net ..........             (15)           --
                                                        ------------  ------------
Consolidated income (loss) before taxes .............       (32,611)      (24,889)
                                                        ============  ============

ASSETS
    Total segment identifiable assets ...............       165,674        166,909
    Unallocated and corporate assets  (2) ...........         5,095         30,427
    Eliminations  (3) ...............................       (30,706)      (27,305)
                                                        ------------  ------------
    Consolidated assets .............................       140,063       170,031
                                                        ============  ============

  NOTES:
1. Certain expenses, such as shareholder litigation, investor relations, and Board and professional fees that were allocated in the first nine months of 1999 to the operating segments were not allocated to these segments in the first nine months of 2000. This change was made because management determined that these types of expenses were not associated with, nor did the results of these activities benefit the operating segments. Management further determined that it was impractical to restate the first nine months of 1999 to exclude these types of expenses from the operating segments.
2. Includes Bionova Holding's and segments' cash in banks, deferred income taxes and other corporate assets.
3.  Consists principally of inter-segment intercompany balances.

        A breakdown of revenues to unaffiliated customers by product category is as follows:

                                                          THOUSANDS OF U.S. DOLLARS
                                                                                        Total of
                                                                       Research and     Reportable
                                           Farming      Distribution    Development      Segments
                                         ------------   ------------   -------------   ------------
JANUARY 1 - SEPTEMBER 30, 2000
Core vegetables (1) ..................                       90,673                         90,673
Fruits and other fresh produce (2) ...         (503)         74,752                         74,249
Contracted R&D revenue ...............                                        2,335          2,335
Licensed technology and royalties ....                                          418            418
                                              -----        --------          ------       --------
Total.................................         (503)        165,425           2,753        167,675
                                              =====        ========          ======       ========
JANUARY 1 - SEPTEMBER 30, 1999
Core vegetables (1) ..................                       90,574                         90,574
Fruits and other fresh produce (2) ...         (434)         85,085                         84,651
Contracted R&D revenue ...............                                        4,382          4,382
Licensed technology and royalties ....                                          701            701
                                              -----        --------          ------       --------
Total.................................         (434)        175,659           5,083        180,308
                                              =====        ========          ======       ========

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

        Consolidated total revenues decreased by 23% from $51.8 million in the third quarter of 1999 to $39.8 million in the third quarter of 2000. Consolidated gross profit (revenues less cost of sales) declined from $2.5 million in the third quarter of 1999 to $2.3 million in the second quarter of 2000. The Company's consolidated operating loss declined from $8.1 million in the third quarter of 1999 to $6.2 million in the third quarter of 2000.

        FARMING segment revenues, the majority of which are eliminated in consolidation, declined from $14.6 million in the third quarter of 1999 to $2.4 million in the third quarter of 2000. This decline was attributable entirely to the termination of ABSA's joint venture arrangement with Santa Cruz Empacadora, S. de R.L. de C.V., a grower based in Baja California Sur. The decision to terminate this joint venture was taken in March of this year because of the very heavy losses sustained by this joint venture in the 1999 growing season. ABSA sought to locate alternative sources of supply for the July through November 2000 growing season, but due to previous commitments of growers in this area ABSA was not able to replace this production. ABSA expects it will be able to secure relationships with other growers for the July through November 2001 growing season. As a consequence of the heavy losses recorded by ABSA's joint ventures in the third quarter of 1999, the operating loss of the farming segment declined from $4.9 million in the third quarter of 1999 to $0.9 million in the third quarter of 2000.

        Revenues of the DISTRIBUTION segment decreased from $50.2 million in the third quarter of 1999 to $39.0 million in the third quarter of 2000. This decline was a direct consequence of the volume reduction stemming from the termination of the Santa Cruz joint venture and severely affected the U.S. distribution companies and Interfruver. Correspondingly, gross profit of the Distribution segment declined from $4.1 million in the third quarter of 1999 to $2.3 million in the third quarter of 2000, which led the Distribution segment to experience an operating loss of $1.3 million in the third quarter of 2000 as compared with an operating profit of $0.5 million in the third quarter of 1999.

        Revenues of the RESEARCH AND DEVELOPMENT segment declined from $2.2 million in the third quarter of 1999 to $0.8 million in the third quarter of 2000. The most significant factor accounting for this decline in revenues was a "catchup" payment made by Savia to DNAP during the third quarter of 1999. Under the long-term founded research agreement between Savia and DNAP, Savia is obligated to fund DNAP at least $9.0 million in research payments over each three year period, the first of which ended on September 30, 1999. To meet this obligation Savia paid DNAP $1.0 million in the third quarter of 1999. The decline in revenues translated directly to lower gross profit generation in this segment of the business. Research expenses decreased by $0.2 million due to a reduction in supervisory personnel during the third quarter of 2000 as compared with the same period in 1999. The lower gross profit, offset in part by the lower research expenses, led to an operating loss in the Research and Development Segment of $1.8 million in the third quarter of 2000, as compared with an operating loss of $0.8 million in the same quarter of 1999.

        Selling and administrative expenses declined from $7.8 million in the third quarter of 1999 to $6.2 million in the same quarter of 2000. This decrease was due primarily to staff reductions at ABSA and in the corporate office.

        Interest expense declined from $4.7 million in the third quarter of 1999 to $4.4 million in the same quarter of 2000. This $0.3 million decrease was due to a lower overall rate of interest incurred on the long-term debt during the third quarter of 2000 as compared with the same quarter in 1999.

        Interest income decreased from $0.7 million in the third quarter of 1999 to $0.5 million in the same quarter of 2000. This lower level of interest earnings was due to a reduction in grower receivables during the third quarter of 2000 as compared with the same quarter in 1999.

        Income tax expense increased from $0.2 million in the third quarter of 1999 to $0.4 million during the same quarter in 2000. This increase was due to an increase in the tax provision made for Interfruver.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

        Consolidated total revenues declined from $180.5 million during in the first nine months of 1999 to $167.7 million in the same period of 2000. Consolidated gross profit (revenues less cost of sales) was $12.3 million for the first nine months of 1999, as compared with $7.0 million for the same period in 2000. The Company's consolidated operating loss increased from $16.6 million in the first nine months of 1999 to $21.5 million in the same period in 2000.

        FARMING segment revenues, the majority of which are eliminated in consolidation, declined from $42.4 million in the first nine months of 1999 to $31.1 million in the same period of 2000 due to (1) the very heavy production of tomatoes from Florida and grapes from Chile, which kept prices very low throughout the first six months of 2000, (2) the curtailment of production volumes during certain weeks in the first half of the year due to the low prices, and (3) the termination in March 2000 of ABSA's joint venture arrangement with Santa Cruz Empacadora, S. de R.L. de C.V., a grower based in Baja California Sur, which led to a substantial reduction in production volume in the third quarter of 2000. The operating loss of the Farming segment declined from $12.1 million in the first nine months of 1999 to $8.9 million in the same period of 2000. This reduction in the operating loss was a direct consequence of the termination of ABSA's joint ventures which experienced large losses in 1999.

        Revenues of the DISTRIBUTION segment decreased from $175.7 million in the first nine months of 1999 to $165.4 million in the same period of 2000. This decline was largely a consequence of the volume reduction stemming from the termination of the Santa Cruz joint venture and most severely affected the U.S. distribution companies. Premier Fruits and Vegetables in Canada (+8%) and Interfruver in Mexico (+16%) have been able to continue their strong performances in the first nine months of 2000 versus the same period a year ago because of the greater variety of products they sell as compared with the Company's U.S. distribution subsidiaries. The operating loss of the Distribution segment increased from $0.9 million in the first nine months of 1999 to $5.9 million during the same period in 2000 and was concentrated in two of the Company's U.S. shipping and distributing subsidiaries - Bionova Produce, Inc. in Nogales, Arizona and R.B. Packing of California, Inc. The primary factors that contributed to the larger operating loss of Bionova Produce, Inc. was (i) a $15.7 million sales decrease emanating from a reduction in grape volumes and prices which impacted commissions earned during the first nine months and (ii) a $2.7 million write off of growers and accounts receivables in conjunction with the termination of a contract with a Mexican grower of mangoes, papaya, and other fruit products on which the Company had lost money over the past two years. R.B. Packing of California, Inc. was the primary distributor of the products from the Santa Cruz joint venture, and the loss of this production in the third quarter caused this subsidiary to experience a $0.6 million operating loss during the first nine months of 2000 as compared with an operating profit of $0.3 million during the same period in 1999.

        Revenues of the RESEARCH AND DEVELOPMENT segment declined from $5.1 million in the first nine months of 1999 to $2.8 million in the same period of 2000. The most significant factor accounting for this decline in revenues was a "catchup" payment made by Savia to DNAP during the first nine months of 1999. Under the long-term founded research agreement between Savia and DNAP, Savia is obligated to fund DNAP at least $9.0 million in research payments over each three year period, the first of which ended on September 30, 1999. To meet this obligation Savia paid DNAP $1.5 million during the first nine months of 1999. The decline in revenues translated directly to lower gross profit generation in this segment of the business. Research expenses decreased by $0.5 million due to a reduction in supervisory personnel during the first nine months of 2000 as compared with the same period in 1999. The lower gross profit, offset in part by the lower research expenses, led to an operating loss in the Research and Development Segment of $5.1 million during the first nine months 2000, as compared with an operating loss of $3.7 million in the same period of 1999.

        Selling and administrative expenses increased from $21.2 million during the first nine months of 1999 to $21.5 million in the same period of 2000. This increase was due to higher professional fees and severance payments associated with the corporate re-structuring, higher legal expenses associated with shareholder litigation cases, and a special charge incurred by Interfruver for outside services and consulting advice in connection with its expansion strategy and operations during the first six months of 2000, offset in part by the benefits of the corporate re-structuring reflected in the third quarter of 2000.

        Interest expense increased from $11.6 million in the first nine months of 2000 to $13.0 million in the same period of 2000. This $1.4 million increase was due to a higher overall level of debt outstanding and the higher interest rates and amortization of the debt issuance costs in the first quarter of 2000 associated with the Senior Guaranteed Floating Rate Notes issued on March 22, 1999 as compared with the first quarter of 1999.

        Interest income decreased from $2.4 million in the first nine months of 1999 to $1.6 million in the same period of 2000. This decline in interest income was due to a reduction in grower receivables.

        During the first nine months of 2000, the share of losses allocable to minority interests was $1.6 million as compared to $0.8 million in the same period of 1999. The 2000 and 1999 allocations of losses are consistent with the minority positions held across the operating subsidiaries of the Company.

        Income tax expense increased from $0.3 million in the first nine months of 1999 to $0.9 million during the same period in 2000. This increase was due to an increase in the tax provision made for Interfruver.

        An extraordinary charge of $1.9 million was recorded in the second quarter of 2000 to recognize the remaining balance of up front fees paid for the Floating Rate Note facility that was retired on April 13, 2000.

CAPITAL EXPENDITURES AND ACQUISITION OF INTELLECTUAL PROPERTY

        During the first nine months of 2000, the Company made capital investments of $2.6 million in property, plant and equipment. The majority of the funds were spent by the Farming segment ($1.9 million) for equipment in Culiacan, Hermosillo and La Paz, Mexico. Minor investments of $0.2 million and $0.5 million were made in the Company's distribution and technology operations, respectively. The Company also made a payment during the quarter of $3.0 million to Monsanto. This payment was made for certain intellectual property rights associated with the strawberry assets that were acquired in December 1998.

LIQUIDITY AND CAPITAL RESOURCES

        For the nine months ended September 30, 2000, the Company used $21.8 million of cash in operating activities. Cash used in the results of operations amounted to $26.3 million (i.e., net income as adjusted for items not affecting cash, including minority interest, depreciation, amortization, and allowances for uncollectible receivables). Working capital requirements decreased by $4.5 million during the first nine months of 2000. Accounts receivable and advances to growers declined by $1.8 million in the first nine months of 2000, which was consistent with the low sales volumes typical of this season of the year and a reduction in advances to growers due to the termination of the Santa Cruz joint venture in Baja California Norte. Inventories declined by $5.6 million, which also was consistent with third quarter seasonality and the Company's decision to terminate the majority of its growing operations in Culiacan, Sinaloa, Mexico. Accounts payable and accrued expenses declined $4.7 million due to the reduction in farming operations. The $1.9 million cash generation from other assets reflected a payment of a collateral receipt for the import of Chilean product into Mexico and a reduction in prepaid commissions associated with the retirement of the Floating Rate Notes.

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

        Savia has committed at least through December 31, 2000 to financially support the Company and its subsidiaries so that they can continue with their business plans and the fulfillment of their financial obligations. In addition, Savia has committed to continue to guarantee the short-term bank loans of the Company. Bionova Holding and Savia currently are in negotiations as regards the overall restructuring of the Company, including discussions on continued funding into 2001. There can be no assurance that these negotiations will result in assurance of funding through the entire 2001 calendar year nor that any of the alternatives being negotiated will result in sufficient working capital to significantly improve the Company's current financial position or its results of operations.

        As a consequence of the retirement of the floating rate notes and Savia's commitment to support the Company, cash generated from financing activities during the first nine months of 2000 was $26.1 million. Of this amount $9.5 million was generated when the Floating Rate Notes were retired, which freed up the restricted cash being held against the interest reserve account associated with these notes. The remaining $16.6 million reflects additional borrowings from Savia to support operations during the first nine months of this year.

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

RISKS RELATING TO OUR FINANCIAL CONDITION

WE MAY CONTINUE TO SUSTAIN LOSSES AND ACCUMULATE DEFICITS IN THE FUTURE

        We have sustained losses in 1996, 1997, 1998, 1999, and in the first nine months of 2000. As of September 30, 2000 our accumulated deficit was $138.4 million. For the quarter ended September 30, 2000, we had a net loss of $9.8 million. The factors that caused these losses, including factors described in this section, may continue to limit our ability to make a profit in the future.

WE MAY NEED ADDITIONAL FINANCING TO EXECUTE OUR TECHNOLOGY STRATEGY, WHICH COULD HURT OUR GROWTH AND FINANCIAL CONDITION

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

OUR LEVERAGED POSITION COULD CAUSE US TO BE UNABLE TO MEET OUR CAPITAL NEEDS, WHICH COULD HURT OUR FINANCIAL CONDITION.

        At September 30, 2000 we had $141.5 million of indebtedness and a stockholders' deficit of $30.4 million. This level of indebtedness may pose substantial risks to our company, including the possibility that we may not generate sufficient cash flow to pay our outstanding debts. Our level of indebtedness may also adversely affect our ability to incur additional indebtedness and finance our future operations and capital needs, and may limit our ability to pursue other business opportunities.

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

ABSA RECENTLY SHUT DOWN ITS GROWING OPERATIONS IN CULIACAN WHICH WILL AFFECT THE AMOUNT OF PRODUCE WE GROW, WHICH CAN DECREASE REVENUES AND PROFITS

        During the second quarter ABSA, the Company's agricultural subsidiary in Mexico, substantially reduced its growing operations in Culiacan, Sinaloa. ABSA has contracted with other growers in the region to supply it with produce during the winter season, which will then be packaged in ABSA's packing facilities and sold through the Company's distribution subsidiaries. While ABSA believes it has replaced virtually all of its lost production in Culiacan, it cannot predict with certainty that all of the contracts will deliver an equivalent supply nor can it assure the profit which will result will be higher or lower than what it would have generated had it continued its own production in Culiacan.

A RECENT CHANGE IN ABSA'S RELATIONSHIP WITH ITS JOINT VENTURE IN BAJA CALIFORNIA NORTE WILL AFFECT THE AMOUNT OF PRODUCE WE GROW, WHICH CAN DECREASE REVENUES AND PROFITS

        One grower in Baja California, Santa Cruz Empacadora, S. de R.L. de C.V., accounted in 1999 for approximately 11% of our consolidated sales. Due to losses incurred during the 1999 growing season, ABSA terminated its joint venture growing agreement in March 2000 and negotiated an agreement with this grower whereby the grower has pledged certain assets as collateral to secure its debt to ABSA. ABSA sought to locate alternative sources of supply for the July through November 2000 growing season, but due to previous commitments of growers in this growing region ABSA was not able to replace this production. While ABSA expects to secure relationships with other growers for future years' growing seasons, it cannot predict with any certainty the amount of produce it will be able to source or the relative cost to grow or purchase this product as compared with Santa Cruz. If ABSA is not able to source as much product as it expected to grow in its association with Santa Cruz, this likely will result in lower overall sales of the

Company and lower total operating profit as compared with what previously had been projected for future years.

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

WE MAY NOT BE ABLE TO ADAPT OUR MANAGEMENT INFORMATION SYSTEMS, WHICH COULD HURT OUR FINANCIAL CONDITION

        Our business has undergone significant change since the Company's inception in 1996. As a result, significant strains have been placed on the management, operations and financial resources of our subsidiaries. The realization of our business strategy depends on, among other things, our ability to adapt management information systems and controls and to hire, train and retain qualified employees to allow these operations to be effectively managed. The geographic separation of our subsidiaries' operations exacerbates these issues.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

        The table below provides information about the Company's derivative financial instruments and consists primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Weighted average variable rates are based on implied forward rates in the yield curve on September 30, 2000. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars and Mexican pesos, and are indicated accordingly in the tables below.

-----------------------------------------------------------------------------------------------------------
                                                           EXPECTED MATURITY DATE
-----------------------------------------------------------------------------------------------------------
                                                                                                      Fair
                                    2000     2001     2002     2003     2004  Thereafter    Total    Value
-----------------------------------------------------------------------------------------------------------
Short-term debt:
($US equivalent in millions)
-----------------------------------------------------------------------------------------------------------
   US dollar variable rate....      24.0                                                     24.0     24.0
-----------------------------------------------------------------------------------------------------------
     Average interest rate....       10%
-----------------------------------------------------------------------------------------------------------
   Peso variable rate (in            1.1                                                      1.1      1.1
     $US).....................
-----------------------------------------------------------------------------------------------------------
     Average interest rate....       23%
-----------------------------------------------------------------------------------------------------------
Long-term debt:
-----------------------------------------------------------------------------------------------------------
   US dollar fixed rate.......
-----------------------------------------------------------------------------------------------------------
     Average interest rate....
-----------------------------------------------------------------------------------------------------------
   US dollar variable rate....       0.2      0.1    115.9                                  116.2    116.2
-----------------------------------------------------------------------------------------------------------
     Average interest rate....       12%      12%      12%
-----------------------------------------------------------------------------------------------------------

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


-----------------------------------------------------------------------------------------------------------
                                                           EXPECTED MATURITY DATE
-----------------------------------------------------------------------------------------------------------
                                                                                                      Fair
                                    2000     2001     2002     2003     2004  Thereafter    Total    Value
-----------------------------------------------------------------------------------------------------------
On-Balance sheet
Financial Investments
 ($US equivalent in millions)
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
   Peso short-term debt:
-----------------------------------------------------------------------------------------------------------
     Variable rate (in $US)....      1.1                                                    $ 1.1    $ 1.1
-----------------------------------------------------------------------------------------------------------
     Average interest rate.....      23%
-----------------------------------------------------------------------------------------------------------
     Expected maturity or
       Transaction date........  Nov. 27
-----------------------------------------------------------------------------------------------------------

        The Company had no firmly committed forward sales contracts in Mexican pesos as of September 30, 2000.

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



        --------------------------------------------------------------------------------------
                                  AT SEPTEMBER 30, 2000

        --------------------------------------------------------------------------------------
                                                                   Carrying         Fair
                                                                    Amount          Value
        --------------------------------------------------------------------------------------
        On-balance sheet commodity position:
            Fresh produce crops in process inventory ($US in
             millions).........................................     $ 4.80          $ 4.80

        --------------------------------------------------------------------------------------

        --------------------------------------------------------------------------------------
        Fixed price contracts:
            Contract volumes  (2,406,999 boxes)
            Weighted average unit price (per 2,406,999 boxes)..     $ 8.48          $ 8.48
            Contract amount ($US in millions)..................     $20.40          $20.40

        --------------------------------------------------------------------------------------


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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        As previously reported in the Company's annual report on Form 10-K for the year ended December 31, 1999, and in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000, the Company and DNAP were defendants in two related class action lawsuits: GORDON K. AARON ET AL. V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL., filed on January 7, 1999, and ROBERT KACZAK V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL., filed on January 28, 1999. In both cases, former preferred stockholders of DNAP alleged that there were material misrepresentations and omissions in the Proxy Statement/Prospectus distributed to DNAP's stockholders in connection with the 1996 merger of DNAP with a subsidiary of the Company. The two lawsuits had been consolidated and were pending in the U.S. District Court for the Northern District of California. On September 19, 2000, the court ruled in favor of the Company and DNAP and dismissed all of the plaintiffs' claims. The plaintiffs have appealed this ruling to the U.S. Court of Appeals for the Ninth Circuit. The Company and DNAP deny any wrongdoing and liability in this matter and intend to vigorously contest this lawsuit.

ITEM 5.  OTHER INFORMATION

BUSINESS RESTRUCTURING

        Savia and a Special Committee of Independent Directors have shared proposals with respect to the possible acquisition by Savia of the Company's fresh produce business, a possible re-capitalization of some or all of the Company's debt, and the Company's funding needs for 2001. Negotiations to reach a final agreement are in process.

RIGHTS OFFERING

        Bionova Holding has, at least temporarily, ceased efforts to complete the filing of the registration statement relating to its offering to shareholders of rights to purchase shares of common stock for $5.75 per share because of the restructuring negotiations currently in progress. A determination regarding the rights offering will be made in connection with the final restructuring plan.

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



                      BIONOVA HOLDING CORPORATION



                     Date: November 12, 2000     By:  /s/ ARTHUR H. FINNEL
                                              ----------------------------
                                                     Arthur H. Finnel,
                                                Executive Vice President,
                                           Treasurer and Chief Financial Officer

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