Form 10-K
period 2000-12-31
BIONOVA HOLDING CORP
filed 2001-04-02
CIK 1020866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ___________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No____.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  Yes  ___   No _X_

Aggregate market value of Common Stock held by nonaffiliates as of March 22, 2001: $ 7,164,550

Number of shares of Common Stock outstanding as of March 22, 2001: 23,588,031

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I...................................................................   3
    ITEM 1.  BUSINESS....................................................   3
         Overview........................................................   3
         Background......................................................   4
         Farming.........................................................   4
         Distribution....................................................   5
         Research and Development........................................   6
         Proprietary Protection..........................................   9
         Governmental Regulation.........................................  10
         Competition.....................................................  10
         Employees.......................................................  10
         Controlling Stockholder; Conflicts of Interest..................  11
    ITEM 2.  PROPERTIES..................................................  11
    ITEM 3.  LEGAL PROCEEDINGS...........................................  11
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........  13
PART II..................................................................  14
    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS.................................  14
    ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA........................  15
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............  16
         Overview........................................................  16
         Results of Operations...........................................  16
         Expected Effect of Discontinued Operations in 2001..............  18
         Quarterly Results of Operations.................................  18
         Capital Expenditures............................................  19
         Liquidity and Capital Resources.................................  19
         Disclosure Regarding Forward Looking Statements.................  20
    ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISK........................................................  24
    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................  26
    ITEM 9.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE...................................  51
PART III.................................................................  51
    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY............  51
    ITEM 11.  EXECUTIVE COMPENSATION.....................................  52
    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT.............................................  55
    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.......  56
PART IV..................................................................  58
    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
              REPORTS ON FORM 8-K........................................  58

     FRESHWORLD FARMS(R), ENDLESS SUMMER(R), AND TRANSWITCH(R) ARE REGISTERED TRADEMARKS OF DNAP OR ITS SUBSIDIARIES. MASTER'S TOUCH(R) AND SHOWCASE(R) ARE REGISTERED TRADEMARKS OF CERTAIN AFFILIATES OF BIONOVA HOLDING. PREMIER SELECCION(R) IS A REGISTERED TRADEMARK THAT HAS BEEN LICENSED TO CERTAIN SUBSIDIARIES BY AN AFFILIATE.

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

     ABSA engages in the business of growing fresh fruits and vegetables, primarily tomatoes and peppers, in Mexico and exporting fresh produce to the United States and other markets. ABSA owns a 50.01% interest in Interfruver de Mexico, S.A. de C.V., a corporation organized under the laws of the United Mexican States ("Interfruver"), which engages in the business of marketing and distributing fresh produce in Mexico, including fruits and vegetables produced by ABSA. ABSA also owns 98.0% of Siembra Cultivo y Cosecha del Noroeste, S.A. de C.V., a corporation organized under the laws of the United Mexican States ("Siembra"), which provides labor and administrative services to ABSA. IPHC is a holding company whose subsidiaries are in the busness of marketing and distributing fresh produce primarily in the United States and Canada, including fruits and vegetables produced by ABSA. DNAP and VPP are agribusiness biotechnology companies focused on the development and application of genetic engineering and transformation technologies in plants.

     Approximately 76.6% of the outstanding Common Stock of the Company is indirectly owned by Savia ("Savia"). In addition, Savia indirectly owns 200 shares of Series A Convertible Preferred Stock, which, if converted, would result in Savia owning 87.9% of the outstanding Common Stock of the Company. The record owner of all of these shares of common and preferred stock is Bionova International, Inc. ("BII"), a wholly-owned subsidiary of Savia. Savia is a Mexican corporation which acts as a holding company for several companies, including (i) Seminis, Inc. the leading manufacturer of fruit and vegetable seeds in the world, (ii) Seguros Commercial America, the largest insurance company in Mexico, and (iii) Empaques Ponderosa, a leading Mexican producer of folding boxboard made from recycled fibers.

     On December 28, 2000 Bionova Holding and Savia entered into two agreements which will substantially change the business and financial structure of the Company. The Purchase Agreement ("Purchase Agreement"), to which Savia's subsidiary Bionova International, Inc. is also a party, contains four major components. First, Bionova Holding will sell its fresh produce farming and distribution business (including all of the debt and liabilities of the fresh produce business) to Savia for $48 million. In acquiring the fresh produce business Savia will purchase 100% of the shares held by Bionova Holding in ABSA and IPHC. The purchase price for the fresh produce business will be paid by the application of $48 million of advances previously made by Savia to Bionova Holding. Second, on December 29, 2000 Bionova Holding issued 200 shares of convertible preferred stock to Bionova International for $63.7 million, which was paid through the application of all of the remaining outstanding advances previously made by Savia to Bionova Holding (other than the $48 million which will be applied to the sale of the fresh produce business). The 200 shares of preferred stock are convertible into 23,156,116 shares of common stock (a conversion ratio based on $2.75 per share) at any time after adoption and filing by the Company of a charter amendment increasing the authorized number of shares of Common Stock to at least 70,000,000.

     Third, Savia committed to enter into sublicense agreements whereby it or its affiliates will license to Bionova Holding certain technology rights that are important for Bionova Holding to move forward in its business.

Bionova Holding will be able to utilize these rights for research purposes without cost. Upon commercialization of products utilizing these technology rights the Company will be obligated to pay royalties to Savia and/or the owner of the technology. Fourth, the Purchase Agreement provides that in lieu of the rights offering previously contemplated by the 1998 Stock Purchase Agreement between Bionova International and Bionova Holding, Bionova Holding will issue to each of its stockholders rights to purchase two shares of Bionova Holding common stock for each share they own as of the date the registration statement relating to the rights offering is declared effective or such other record date as may be set by Bionova Holding's Board of Directors. The exercise price for the rights will be $2.50 per share. The rights will expire 60 days after issuance or at such other time as Savia and Bionova Holding's Special Committee of Independent Directors may agree. Each of Savia and Bionova International has agreed to surrender all of the rights it receives to Bionova Holding without exercising them. Therefore, after giving effect to the conversion of the preferred stock, Savia's beneficial interest in Bionova Holding will increase from 76.6% to 87.9%, and may increase further under the Cash Support Agreement described below.

     Bionova Holding and Savia also entered into a Cash Support Agreement for 2001. This agreement provides that, during 2001, Savia will advance funds to Bionova Holding as requested to finance Bionova Holding's technology business. These advances will be applied to the purchase by Savia (i.e., exchanged for) of additional common shares when the sale of the fresh produce business is closed and thereafter through December 31, 2001. The purchase price to be paid by Savia for the additional shares under this Cash Support Agreement will be $2.50 per share prior to the expiration of the rights offering, and thereafter will be the higher of $2.50 per share or the average market price of Bionova Holding common stock. Bionova Holding currently has budgeted cash requirements for the calendar year 2001 in a range of $7 to $8 million. The Cash Support Agreement also acknowledges that if additional funds are required by Bionova Holding's fresh produce business prior to completion of the sale, Savia will be responsible for providing or arranging the financing.

     These transactions were and are being undertaken by Bionova Holding so the Company could (i) concentrate on its technology business and (ii) disengage itself from the fresh produce business, which has experienced large losses over the past several years and whose future earnings or losses are expected to continue to be exposed to sharp volatility due to the commodity nature of this business. Also, by completing these transactions the Company will eliminate $111.7 million of advances due to Savia in 2002 along with the debt obligations of the fresh produce business.

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

BACKGROUND

     For operating and financial reporting purposes, the Company historically has classified its business into three fundamental areas: (1) FARMING, which consists principally of interests in 100% Company-owned fresh produce production facilities and joint ventures or contract growing arrangements with other growers; (2) DISTRIBUTION, consisting principally of interests in sales and distribution companies in Mexico, the United States, and Canada; and (3) RESEARCH AND DEVELOPMENT (OR TECHNOLOGY), consisting of business units focused on the development of fruits and vegetables and intellectual properties associated with these development efforts. IF THE SALE OF THE FRESH PRODUCE BUSINESS IS APPROVED, THE COMPANY WILL SELL THE SUBSIDIARIES ENGAGED IN THE FARMING AND DISTRIBUTION BUSINESSES AND WILL RETAIN ONLY THE RESEARCH AND DEVELOPMENT BUSINESS. The consolidated financial statements included elsewhere in this Form 10-K present the Farming and Distribution businesses as discontinued operations. Each business segment is described below.

FARMING

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

     ABSA's supply derives from (i) produce grown on land owned or leased by ABSA, (ii) produce grown by producers with whom ABSA enters into a distribution contract and (iii) produce grown by producers with whom ABSA enters into both a production association agreement and a distribution contract. When ABSA enters into a distribution contract only, it agrees to provide the grower limited financial assistance for harvesting and/or packing in exchange for exclusive distribution rights. When ABSA enters into a production association agreement, ABSA finances up to 100% of the production cost in a joint venture with the grower. ABSA provides technical support and agrees to handle the distribution. Net proceeds are shared according to the terms of the association agreement after ABSA recoups its investment.

     In 2000 approximately 92% of ABSA's supply came from land owned or leased by ABSA. ABSA owns approximately 3,183 acres in Sinaloa, Sonora and Baja California Sur, and ABSA leases approximately 2,641 acres in Sinaloa and Baja California Sur. During 2000, a very limited amount of produce was sourced through production associations with growers and through distribution contracts.

     In 2000, approximately 60% of ABSA's sales were tomatoes, 19% were peppers, 13% were cucumbers, 5% were grapes and the remaining 3% were mixed vegetables. In 1999 and 1998, respectively, ABSA's sales were allocated approximately as follows: tomatoes - 68% and 54%, peppers - 13% and 30%, cucumbers - 4% and 6%, and grapes, melons and mixed vegetables (including eggplant and squash) - 15% and 10%.

     In 2000, 1999, and 1998, the Farming segment suffered operating losses of $10.0 million, $16.8 million, and $5.6 million, respectively.

DISTRIBUTION

     The Company's marketing and distribution activities are carried out by a network of national and regional distributors. The Company's national distributors in the United States are Bionova Produce, Inc., R.B. Packing of California, Inc. and Bionova Produce of Texas, Inc., each of which is a wholly-owned subsidiary of IPHC, and referred to collectively as "Bionova Produce", and Interfruver de Mexico, S.A. de C.V. ("Interfruver") in Mexico. The Company's regional distributors are Premier Fruits and Vegetables BBL Inc. in Montreal, Quebec ("Premier") and Premier Fruits and Vegetables (USA), Inc. in Philadelphia, Pennsylvania. As described below, the Company sold its interest in another regional distributor, Tanimura Distributing, Inc. ("TDI"), on February 19, 2001.

NATIONAL DISTRIBUTORS

     Bionova Produce, Inc and R.B. Packing of California, Inc. had revenues of $57.0 million in 2000. The majority of these sales were made by Bionova Produce, Inc., which is located in Nogales, Arizona, a major point of entry for Mexican produce into the United States. Approximately 47% of the produce distributed by Bionova Produce, Inc. is provided by ABSA (including produce grown by ABSA and produce grown by growers with whom ABSA enters into distribution contracts and/or production arrangements). No other single customer accounted for more than 10% of Bionova Produce, Inc.'s sales in 2000. In 2000, its sales were 51% to supermarkets, 27% to wholesalers and 22% to brokers. Its main selling season is December through May.

     R.B. Packing of California, Inc. is located in San Diego, California and distributes produce grown in California and the Mexican states of Baja California Norte and Baja California Sur. In 2000, its sales were 26% to supermarkets, 42% to wholesalers, and 32% to brokers. Its main selling season is July through November. R.B. Packing of Texas, Inc. is a distributor located in McAllen, Texas that began operations in the Fall of 1995. Bionova Produce of Texas, Inc. distributes produce grown in Mexico and currently is concentrating on the importation and distribution of mango, papaya, and melons.

     Interfruver is one of Mexico's largest fresh produce distributors. Based in Guadalajara, Interfruver distributes produce from ABSA and other Mexican producers. Interfruver also imports produce from the United States and other countries. Approximately 76% of its sales is to wholesalers and other intermediaries and 24% is to supermarkets. Interfruver's sales totaled $99.5 million in 2000.

REGIONAL DISTRIBUTORS.

     TDI was a 75%-owned subsidiary of IPHC. In 2000, TDI's sales of $30.4 million were 38% to supermarkets, 24% to food service, 24% to wholesalers, and 14% to brokers. On February 19, 2001, IPHC sold its entire interest in TDI back to TDI, and IPHC agreed to consulting, non-competition and licensing arrangements with TDI, in exchange for a note obligating TDI to pay IPHC $1.2 million, plus interest at 10.5% per annum, over the next three years. This payment obligation is secured by a portion of TDI's accounts receivable and is guaranteed in part by Kirby Tanimura. As a result of the transaction, Mr. Tanimura became the sole stockholder of TDI.

     Premier Fruits & Vegetables, BBL Inc. is an 80%-owned subsidiary of IPHC. Premier distributes produce throughout eastern Canada and its sales were approximately 48% to supermarkets, 24% to independent retailers, and 28% to wholesalers in 2000. Sales in 2000 were approximately U.S. $39.4 million.

     Premier Fruits and Vegetables (USA), Inc., an 80%-owned subsidiary of IPHC, was formed in February 2000 to market tomatoes and other vegetables, including the Company's branded line of cherry tomatoes and peppers, in the eastern United States. Premier Fruits and Vegetables (USA), Inc. sources its products through and operates under the direction of Premier in Canada.


     In 2000 and 1999 this segment experienced operating losses of $4.3 million and $1.7 million, respectively. In 1998 the Distribution segment earned $0.5 million in operating profit.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities are carried out by DNAP, a wholly owned subsidiary acquired in September 1996 as a result of the Merger. DNAP is an agricultural biotechnology company focused on the development and application of genetic engineering in fruits and vegetables. In 2000, the Company spent approximately $3.2 million on Company-sponsored research and development activities and approximately $3.0 million on customer-sponsored research and development activities.

     Since the Company acquired DNAP in 1996 and formed VPP in 1997, the Research and Development segment has concentrated on four principal activities:
(i) the development of fruits and vegetables with improved agronomic and quality traits using plant breeding and modern biotechnology techniques, (ii) the development of a proprietary business based on the use of modern biotechnology in certain vegetatively propagated crops, in particular strawberries and bananas, (iii) research and development activities in support of the Company's fresh produce business, and (iv) the pursuit of research contracts with third party companies, particularly when the knowledge gained from these activities created opportunities in internal strategic research and development programs.

     In 2000, the Company decided to focus its future technology efforts on plant genomics and on developing a trait genomics platform for plant agriculture. In anticipation of the sale of its fresh produce business, the Company took steps to align its research and development activities with this new business direction. Specifically, DNAP discontinued all research and development in support of the Company's fresh produce business, including its plant breeding, food science and biotechnology activities directed toward fresh produce. DNAP also reorganized its research and development activities funded by Seminis Vegetable Seeds, Inc., an affiliate of the Company, and initiated discussions to optimize future value to the Company from these projects. The research program for Seminis includes plant genetic engineering developments in viral disease, nematode, insect and herbicide resistance, hybrid breeding, and product quality. In the latter half of 2000, VPP began to wind down its biotechnology research activities involving banana. DNAP continues to pursue research contracts with third party companies, particularly when the knowledge gained from these activities will create opportunities in internal strategic research and development programs.

     DNAP's research and development facility is located in Oakland, California. The research and development staff of 50 scientists, including 18 with Ph.D. degrees, includes scientists in the fields OF cell biology, plant genetic engineering, plant genetics, plant pathology and biochemistry. DNAP's scientists have published over 300 articles in peer-reviewed scientific literature and are named inventors on more than 60 United States patents owned by DNAP or FWF.

     The Company's current and planned future research and development activities are described below.

THE TRAIT GENOMICS PLATFORM

     The Company seeks to become the leading independent developer of novel crop traits for two major sectors of the global food economy: crop protection and human nutrition. The Company is working to industrialize the process of trait development by combining gene profiling and pathway analysis in model plants with its expertise in plant biology. The Company uses low-cost model plants and is beginning to implement highly efficient, rapid screening methods to streamline the processes of evaluating candidate genes, identifying elements to express selected genes, and assembling optimal gene configurations that deliver commercial traits. The Company calls this process ADVANCED TRAIT GENOMICS.

     The Company is targeting its ADVANCED TRAIT GENOMICS technologies toward multi-billion dollar markets that include agricultural production and human nutrition. Within the agricultural production market, the Company is directing its research to increase crop yield through improved resistance to fungal diseases and nematode pests in high-value fruits and vegetable crops and high-acreage commodity crops. In the future, the Company intends to apply its ADVANCED TRAIT GENOMICS technologies to enhance the composition of food for optimum health.

TRAIT GENOMICS TECHNOLOGY VISION

     Modern understanding of cellular biology teaches that traits are controlled not by individual cellular components, but by sets of cellular components organized into pathways. Like other organisms, plants process information about their environment and their age, and respond through the integrated control of many pathways. In order to improve commercial crop performance, it will be necessary to alter and control the expression of one or more plant pathways without compromising crop yield.

     The products of modern agricultural biotechnology in commerce today have all been created by expressing unique functions at high levels (e.g., herbicide tolerant, insect resistant, and virus resistant crops). Yet this approach has not solved two of the most significant problems in production agriculture, fungal disease and nematodes. The Company believes that to successfully address these problems through improved genetics, future product development will require precise intervention and control of plant biology.

     The Company's ADVANCED TRAIT GENOMICS platform seeks to integrate the processes of gene discovery, trait development and early product development. The Company's key objectives are to delineate and control selected plant pathways in order to provide customers with measurable improvements in plant performance through improved genetics. The Company employs advanced transcript profiling tools, cutting-edge bioinformatics and information management systems to differentiate between genes that control target traits and genes that detract from plant performance (its PATHWAY CIRCUIT ANALYSIS). The Company also uses these techniques to identify plant gene promoters that will consistently drive desirable pathways on demand (its PROMOTER PIPELINE). The Company combines this knowledge to assemble optimal promoter-gene combinations that can be rapidly screened for effectiveness in model plants (its COMBINATORIAL TRAIT ENGINE). Once validated in a model plant such as ARABIDOPSIS THALIANA, the Company can create transgenic alleles and constructs that offer demonstrable trait value for seed and foundation plant customers (PROTOTYPE AND COMMERCIAL TRAITS).

TRAIT GENOMICS BUSINESS STRATEGY

     The Company's goal is to be the leading independent developer of novel crop traits in the fields of crop protection and human nutrition. The key elements of its strategy are to:

     o Create an ADVANCED TRAIT GENOMICS platform to (a) identify key genes that control target traits and genes that detract from plant performance (PATHWAY CIRCUIT ANALYSIS); (b) identify plant gene expression signals (promoters) to consistently drive pathways on demand (PROMOTER PIPELINE), and (c) assemble optimal promoter-gene combinations to deliver prototype and commercial traits (COMBINATORIAL TRAIT ENGINE);

     o Create high-value commercial traits for use in seed and foundation plants for which the Company will seek to receive brand recognition and revenues. Develop multiple products and services in crop protection and human nutrition to generate revenues near- and long-term. The Company expects to generate a royalty stream from the sale of commercial products that may be developed and commercialized by the Company's customers and partners;

     o Establish collaborations to co-fund prototype trait development for specific crops, while retaining rights to the underlying core information and technology for application in all other crops. The Company will aggressively pursue grants from U.S. government agencies to fund its technology development where the Company determines it to be advantageous. The Company will invest its own funds in selected areas and product opportunities with the aim of capturing a higher percentage of profits on product sales;

     o Actively pursue intellectual property protection covering the products and services of the Company's ADVANCED TRAIT GENOMICS platform.

TRAIT GENOMICS PRODUCTS AND SERVICES

     The Company's products will be genetic constructs (e.g., promoter and target gene combinations) that confer durable resistance to fungal diseases or nematode pests when added to the genetic makeup of a crop plant. The Company has chosen disease and nematode targets that are economically significant in both high-value fruits and vegetables and large acreage commodities. Additionally, the Company is exploring novel strategies to control insect pests on high-value specialty crops. The Company looks to license the products it develops to foundation plant and seed companies under agreements that would typically provide royalty-based revenues from our customers' variety development programs.

     The process of validating and deploying genes for pest and disease resistance creates new information about the underlying genetic pathways in plants and plant-pathogen interactions. With this knowledge the Company believes it will be well positioned to be a leader in fungal disease and nematode control through improved genetics. After establishing essential capabilities and developing initial prototype traits in model systems, the Company may then offer collaborative research services in the field of fungal disease and nematode control for a broad range of crops. These collaborations typically provide current revenues, milestone payments for successful projects and royalty-based revenues from the Company's partners' development programs. Services may also include regulatory and business consultation on licensed traits. The Company intends to market these services to companies that lack the internal technical ability or resources in return for milestone payments and royalty-based revenues from our partners' development programs.

VEGETATIVELY PROPAGATED PLANTS

     Consistent with the Company's strategy to build a global business in the development and sale of vegetatively propagated fruit species, including berries differentiated through modern biotechnology, Bionova Holding acquired, through its subsidiary, VPP, Monsanto Company's strawberry development program on December 30, 1998. The acquisition included exclusive rights to certain of Monsanto's enabling and trait technologies for berry development, and a non-exclusive right to future Monsanto berry technology for strawberries, cranberries, raspberries, blackberries, boysenberries, and blueberries. The acquisition also included a breeding program, from which two strawberry varieties were placed in commercial fruit production in the United States in 2000. Three or four new strawberry varieties are planned for commercial introduction over the next three to four years. This acquisition complements the research that DNAP had been conducting since 1995 in the area of genetic modifications of strawberries to improve various traits.

     VPP's product opportunities include biotechnology-derived strawberry varieties that offer growers simplified weed control options during nursery plant and fruit production through over-the-top application of Roundup(R) herbicide. VPP, through its affiliate, DNAP, is researching novel strategies to control fungal disease on strawberry fruit, as well as to control fungal disease and nematode pests oN strawberry plants in nursery and fruit production. VPP is also researching novel strategies to control black sigatoka disease, a fungal disease that infects banana plants in tropical climates and causes devastating yield losses. This research project was funded under a collaborative research agreement with a major banana company. In the latter half of 2000, VPP began to wind down its research in this area.

PROPRIETARY PROTECTION

     In order to develop and maintain its competitive position, the Company and its subsidiaries seek to protect their intellectual property through patent filings in the United States and abroad, maintenance of trade secrets and ongoing technological innovation The Company selectively licenses its intellectual property to third parties where licensing brings significant value to the Company in a way consistent with preserving its competitive position.

     The Company and its subsidiaries have received over 60 United States patents, including patents that protect its Transwitch gene suppression technology; gene isolation through transposon tagging;
transformation/regeneration methods; promoter systems; selectable marker systems; gene expression technologies and genes directed to control of disease, softening, sweetness, color and acidity. The Company and its subsidiaries have a number of pending applications on gene suppression improvements, transformation method improvements, hybrid breeding methods and trait technologies.

     One of DNAP's most significant technological developments in the area of plant genetic engineering is the Company's proprietary Transwitch gene suppression technology. DNAP has received three United States patents and a European patent directed to methods of using this technology for suppressing plant genes.

     As a Savia affiliate, the Company has access to technologies that are important to delivering on its technology vision. Through Savia's agreement with Monsanto Company, the Company has certain research and commercialization rights to enabling technologies, including promoters, marker genes, and plant transformation methods. Through Savia's agreement with Mendel Biotechnology, Inc., the Company has certain research and commercialization rights to transcription factor genes from ARABIDOPSIS THALIANA. Through Savia's agreement with the John Innes Centre, the Company has certain research and commercialization rights to a range of trait technologies. The Company is currently negotiating with other parties for technologies that it believes contribute to its technology vision.

     DNAP has pursued patents and plant variety protection ("PVP") certificates specific to certain DNAP products. DNAP has filed patent applications in the United States claiming certain FWF parent and hybrid tomato lines, resulting in two issued U.S. patents. In addition, DNAP has received United States patents directed to ripening controlled cherry tomato lines and a ripening controlled tomato line, and has a pending patent application directed to ripening controlled cherry tomato lines. DNAP has also received a United States patent directed to the method of somaclonal variation in tomato. DNAP has been granted a United States patent covering a broad class of low seed peppers, including the FWF sweet mini-pepper. FWF additionally has four issued United States patents directed to the method of processing carrots. PVP certificates, which are issued by the USDA, have also been pursued for specific fruit and vegetable varieties. DNAP was issued two PVP certificates for tomato varieties and two for pepper varieties. FWF has two issued PVP certificates for watermelon varieties developed by DNAP. In addition, DNAP's affiliate, VPP, has two pending United States patent applications directed to strawberry varieties.

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

     IF THE SALE OF THE FRESH PRODUCE BUSINESS IS APPROVED, CERTAIN PATENTS, PATENT RIGHTS AND TRADEMARKS OF THE COMPANY OR ITS SUBSIDIARIES RELATED TO THE FRESH PRODUCE BUSINESS WILL BE ACQUIRED BY A SAVIA AFFILIATE IN ACCORDANCE WITH THE PURCHASE AGREEMENT.

GOVERNMENTAL REGULATION

     Regulation by federal, state and local government authorities in the United States and foreign countries will be a significant factor in the future production and marketing of plants and plant products containing the Company's biotechnology-derived trait technologies. The process of obtaining government approvals can be costly and time consuming, and there can be no assurance that necessary approvals will be granted to the Company or its customers in a timely manner, if at all. The extent of government regulation of biotechnology that might arise from future legislative or administrative actions and the potential consequences to the Company or its customers are not known and cannot be predicted with certainty.

     The U.S. federal government has implemented a coordinated policy for regulating biotechnology research and products in the United States. The USDA has jurisdiction over specific research and pre-commercial activities involving biotechnology-derived plants, in particular the growing and interstate shipment of biotechnology-derived plants and plant products. The FDA has jurisdiction over plant products that are used for human or animal food. The EPA has jurisdiction over large-scale field testing and commercial use of plants bioengineered to resist pests and diseases, as well as administering various federal environmental quality statutes. Failure to comply with applicable regulatory requirements could result in enforcement action, including withdrawal of marketing approval, seizure or recall of product, injunction or criminal prosecution.

COMPETITION

     There are several companies engaged in research and development activities based on model plant genomics and trait development. Competitors include genomics-based gene discovery and specialized biotechnology firms, as well as major pharmaceutical and agricultural chemical companies that have genomics-based gene discovery or biotechnology divisions. Many of these companies have considerably greater financial, technical, and marketing resources than Bionova Holding. Competition may intensify as technological developments occur at a rapid rate in the agricultural biotechnology industry.

EMPLOYEES

     The Company and its subsidiaries, have a total of 374 employees. This total of 374 includes the discontinued operations of the fresh produce business in addition to the research and development business.

     ABSA has no employees. Siembra provides labor and administrative services to ABSA pursuant to a contractual agreement, and ABSA pays a fee to Siembra based on Siembra's costs incurred in connection with providing such services. The number of persons providing such services through Siembra to ABSA ranges from a minimum of 1,100 to a maximum during the harvesting season (January-April) of approximately 4,000. The 40 employees of Siembra that are full-time are not unionized. All of the other Siembra employees are temporary workers, and they are represented by a labor union. No other employees in Bionova Holding are represented by a union.

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

ITEM 2.  PROPERTIES

     ABSA owns approximately 3,675 acres of agricultural land in Sinaloa, Sonora, and Baja California Sur. ABSA leases approximately 2,641 acres of land in Sinaloa and Baja California Sur. See "Legal Proceedings." The agricultural land owned by ABSA is part of the assets that are being sold to Savia in conjunction with the sale of the fresh produce business.

     Bionova Produce, Inc. and Bionova Properties, Inc. own warehouse and office space in Nogales, Arizona. The other subsidiaries of IPHC lease office and warehouse space. Interfruver leases office and warehouse space in Jalisco. Interfruver also leases warehouse space in Mexico City, Sinaloa, Sonora, Chihuahua and Nuevo Leon. The warehouse and office space of Bionova Produce, Inc. and Bionova Properties, Inc. also is part of the assets being sold to Savia

     DNAP leases 46,000 square feet of laboratory and office space and 7,500 square feet of greenhouse space in Oakland, California. DNAP also owns 12,700 square feet of greenhouse and warehouse space, including farm land for field trials, in Brentwood, California. DNAP also leases 800 square feet of office space and 6,000 square feet of greenhouse space in Watsonville, California for strawberry research and development. VPP has contracts for nursery production and field evaluation of strawberry varieties that it is developing in locations throughout the United States, Canada and Europe. DNAP does not anticipate requiring any additional space to execute its new plant genomics platform.

ITEM 3.  LEGAL PROCEEDINGS

     On January 21, 1997, a class action lawsuit styled GORDON K. AARON ET AL.
V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. was filed in the U.S. federal district court for the Northern District of California. The plaintiffs allege that, prior to the merger (the "Merger") of DNAP with a subsidiary of Bionova Holding on September 26, 1996, they owned shares of DNAP's $2.25 Convertible, Exchangeable Preferred Stock ("Preferred Stock"). In connection with the Merger, all of the shares of common stock and Preferred Stock of DNAP were converted into the number of shares of common stock of Bionova Holding specified in the Merger Agreement. The plaintiffs allege that they were denied certain rights they allegedly had under the terms of the Preferred Stock and that certain individuals (the "Individual Defendants"), each of whom was a director of DNAP prior to the Merger and in some cases later served as a director of Bionova Holding, breached fiduciary duties of loyalty, candor and care allegedly owed to DNAP and its stockholders. The plaintiffs claim to have been damaged by the alleged actions of the defendants and therefore the plaintiffs seek unspecified actual and punitive damages as well as reimbursement of their litigation costs and expenses. On August 27, 1997, the court granted motions to dismiss all of the claims pending against all of the defendants, except the claims of breach of the fiduciary duty of loyalty against the Individual Defendants. On January 14, 1999, the court reinstated the plaintiffs' claims that the preferred stockholders were denied their contractual right to vote on the Merger, then on March 13, 2000, the court dismissed these claims with prejudice. On December 22, 2000, the court dismissed all of the remaining claims against all of the defendants. The plaintiffs have appealed this judgment to the U.S. Court of Appeals for the Ninth Circuit. Bionova Holding and DNAP deny any wrongdoing or liability in this matter and intend to vigorously contest this lawsuit.

     On August 29, 1997, a lawsuit styled GRACE BROTHERS, LTD. V. DNAP HOLDING CORPORATION, DNA PLANT TECHNOLOGY CORPORATION AND DOES 1 THROUGH 20 INCLUSIVE was filed in the Superior Court of the State of California, County of Alameda. This claim arose out of the Merger on September 26, 1996 of DNAP with a wholly-owned subsidiary of Bionova Holding. In the Merger, shares of DNAP's Preferred Stock were converted into the right to receive shares of common stock of Bionova Holding. The plaintiff alleged that it owned shares of Preferred Stock and that DNAP breached its contractual obligations to the plaintiff by, among other things, not providing special conversion privileges to the preferred stockholders. The plaintiff also alleged that the former holders of DNAP common stock were unjustly enriched by DNAP's alleged breach of the Certificate of Designation. On February 17, 1999, the Court granted Bionova Holding's and DNAP's Motion for Summary Judgment and dismissed all of the plaintiff's claims. The plaintiff then appealed the judgment to the California Court of Appeals, and on January 30, 2001, the Court of Appeals reversed the trial court's entry of judgment in favor of Bionova Holding and DNAP and remanded the matter to the trial court for further proceedings. Bionova Holding and DNAP have filed a Petition for Review with the California Supreme Court. DNAP denies any wrongdoing or liability in this matter and intends to vigorously contest this lawsuit.

     On January 7, 1999, a class action lawsuit styled GORDON K. AARON ET AL. V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. was filed in the U.S. federal district court for the Northern District of California. On January 28, 1999, a substantially identical class action lawsuit styled ROBERT KACZAK V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. was filed in the U.S. federal district court for the Northern District of California, and these two cases were then consolidated. The plaintiffs allege that, prior to the Merger of DNAP with a subsidiary of Bionova Holding on September 26, 1996, they owned shares of DNAP's Preferred Stock. In connection with the Merger, all of the shares of common stock and Preferred Stock of DNAP were converted into the number of shares of common stock of Bionova Holding specified in the Merger Agreement. The plaintiffs allege that the Proxy Statement/Prospectus distributed to DNAP's stockholders in connection with the merger contained material misrepresentations and omitted to state material facts. Both DNAP and Bionova Holding, as well as certain former and current directors of DNAP and Bionova Holding, have been named as defendants in this matter. The plaintiffs claim to have been damaged by the alleged actions of the defendants and therefore the plaintiffs seek unspecified actual damages, reimbursement of their litigation costs and expenses, and equitable relief, including rescission of the Merger. The plaintiffs also allege that they were entitled to receive, and seek specific performance of, special conversion privileges under the terms of the Certificate of Designation that established the Preferred Stock. On March 8, 2000, the court dismissed nearly all of the plaintiffs' claims, and subsequently the plaintiffs filed an amended complaint with respect to some of the dismissed claims. On September 19, 2000, the court ruled in favor of the Bionova Holding and DNAP and dismissed all of the plaintiffs' claims. The plaintiffs have appealed this judgment to the U.S. Court of Appeals for the Ninth Circuit. Bionova Holding and DNAP deny any wrongdoing and liability in this matter and intend to vigorously contest this lawsuit.

     DNAP has been named as a defendant in several lawsuits asserting claims against DNAP relating to research DNAP performed from 1983 through 1994 for Brown & Williamson Tobacco Company ("B&W"). In general, the cases allege that DNAP engaged in unfair business practices under California law and/or participated in an alleged conspiracy among cigarette manufacturers to deceive the public regarding the hazards of smoking. All of the pending cases are in California state courts. In December, 1999 B&W agreed to indemnify DNAP against all costs (including costs of defense and of costs of any judgment or settlement) incurred by DNAP in connection with these cases and any similar cases in the future. Therefore, management no longer believes that these cases could have a material adverse effect on the Company's financial condition or results of operations. DNAP denies any wrongdoing or liability in these matters and intends to vigorously contest these lawsuits.

     ABSA owns fifty-one hectares (approximately 126 acres) of rural land in the State of Sinaloa, Mexico, which is the subject of a judicial proceeding pending in Mexico initiated by a group of campesinos. The petitioners requested that ownership of the land be transferred to them based on the fact that, at some time prior to ABSA's ownership of the land, the land was not cultivated for more than two consecutive years without good reason. The court previously upheld the petition and ordered the land transferred to the petitioners, and ABSA filed a challenge to that ruling. On May 14, 1999, the appellate court agreed with ABSA and ordered that a new judgment be entered in ABSA's favor. On September 15, 2000, a new judgment was entered in ABSA's favor, and the petitioners have now filed a challenge to that ruling. If ABSA is ultimately required to transfer the subject land, which constitutes approximately 3.4% of the total agricultural land owned by ABSA, Mexican law gives ABSA limited indemnification rights against the State of Sinaloa.

     ABSA owns one hundred hectares (approximately 247 acres) of rural land in the State of Sinaloa, Mexico, which is the subject of a judicial proceeding pending in Mexico initiated by a group of campesinos. The petitioners asserted that a previous owner of the subject land, Miguel Angel Suarez, owned rural land in excess of the maximum that was then allowed by law and that therefore the land rightfully belonged to them. On September 25, 1996, the court upheld the petition and ordered the land turned over to the petitioners. The court also ruled that the transfer of the property to Olga Elena Batiz Esquer on June 2, 1990 was null and void, which would mean that the transfer of the land by Ms. Batiz to ABSA in 1993 was ineffective. On October 23, 1996, Ms. Batiz, who was a party to the trial court proceeding, filed a challenge to the judicial determination based on alleged violations of her constitutional rights and procedural and substantive errors in the trial court proceedings. If ABSA is ultimately required to transfer the subject land, which constitutes approximately 6.7% of the total agricultural land owned by ABSA, Mexican law gives ABSA limited indemnification rights against the State of Sinaloa and Ms. Batiz.

     ABSA owns two hundred seventy-four hectares (approximately 677 acres) of rural land in the State of Sinaloa, Mexico, which is the subject of a judicial proceeding pending in Mexico initiated by a group of campesinos. The petitioners asserted that a previous owner of the subject land owned rural land in excess of the maximum that was then allowed by law and that therefore the land rightfully belonged to them. On August 27, 1997, the court denied the petition and ruled in favor of ABSA. On May 25, 1998, the petitioners filed a challenge to the judicial determination based on alleged violations of their constitutional rights, and on August 11, 2000, the appellate court ordered the trial court to reconsider its judgment. On December 14, 2000, the trial court entered a new judgment in favor of ABSA. The petitioners' right to appeal from that judgment has expired, so the judgment in favor of ABSA is now considered final.

     On June 16, 2000, a lawsuit styled SANTA CRUZ EMPACADORA, S. DE R.L. DE C.V., V. R.B. PACKING OF CALIFORNIA, INC . was filed in the United States District Court for the Southern District of California. R.B. Packing of California, Inc., a subsidiary of Bionova Holding, is the United States distributor of fresh produce sold by the plaintiff. The plaintiff alleges that R.B. Packing of California, Inc. sold Santa Cruz produce to related companies at below market prices and thereby engaged in unfair conduct, fraud and breach of statutory and fiduciary duties. The plaintiff seeks an unspecified amount of compensatory and punitive damages. R.B. Packing of California, Inc. denies any wrongdoing or liability in this matter and intends to vigorously contest this lawsuit.

     In 2000, ABSA filed a lawsuit against Santa Cruz Empacadora, S. de R.L. de C.V., in the Civil Court for the First Judicial District of the State of Nuevo Leon, Mexico. In this proceeding, ABSA is seeking to enforce an Agreement dated December 31, 1999 in which Santa Cruz Empacadora expressly acknowledged its debt to ABSA and granted a security interest in land and equipment to ABSA to secure the debt. ABSA is seeking to recover $10.1 million in principal and interest and to compel Santa Cruz to comply with the terms of the Agreement.

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

     The following table sets forth the high and low trading prices per share for the Common Stock as reported on the American Stock Exchange or the Nasdaq National Market for the periods indicated.


                                      HIGH                 LOW
                                      ----                 ---
       2000
       First Quarter                $  4 3/8             $  1 3/16
       Second Quarter                  3 5/8                  3/4
       Third Quarter                   3 5/16               1 3/8
       Fourth  Quarter                 2 5/8                  3/4

       1999
       First Quarter                $  4                 $  3
       Second Quarter                  3 13/16              2 1/2
       Third Quarter                   3 1/2                1 15/16
       Fourth  Quarter                 3                    1

================================================================================

     On March 22, 2001 the last reported sale price of the Common Stock on the American Stock Exchange was $1.30 per share. As of March 22, 2001 there were 1,527 shareholders of record of the Common Stock.

     On December 29, 2000 Bionova Holding issued 200 shares of convertible preferred stock to Bionova International for $63.7 million, which was paid through the application of outstanding advances previously made by Savia to Bionova Holding. The 200 shares of preferred stock are convertible into 23,156,116 shares of Bionova Holding common stock (a conversion ratio based on $2.75 per share of common stock). This transaction did not involve a public offering, and therefore the issuance of these shares was not registered under the Securities Act of 1933 pursuant to the exemption provided by Section 4(2) of that act.

     The Company has never paid cash dividends. Management intends to retain any future earnings for payment of outstanding indebtedness and for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below for each of the years in the five year period ended December 31, 2000, are derived from the consolidated financial statements of Bionova Holding. The consolidated balance sheets as of December 31, 2000 and 1999, and the consolidated statement of operations for the three years in the period ended December 31, 2000, are included elsewhere in this Form 10-K, and the selected consolidated financial information set forth below should be read in conjunction with such financial statements and related notes.

     Income and expense items in the following statement of operations data reflect only those from continuing operations for the years ended December 31, 2000, 1999, 1998, 1997, and 1996.


                                                                (Thousands of U.S. dollars, except share and per share data)
                                                                                  Year ended December 31,
                                                          ------------------------------------------------------------------------
                                                            2000            1999            1998            1997            1996
                                                          --------        --------        --------        --------        --------
STATEMENT OF OPERATIONS DATA:
  Total revenues ...................................   $      3,467    $      5,532    $      8,049    $      4,704    $      1,106
  Gross profit .....................................          3,467           5,532           7,740           4,525           1,106
  Selling and administrative expenses ..............         (6,483)         (5,611)         (4,851)         (5,484)           (984)
  Write-off of purchased research and
    development ....................................             --              --              --          (2,815)        (12,900)
  Research and development expenses ................         (6,200)         (6,442)         (5,846)         (5,072)         (1,244)
  Amortization of goodwill, patents and
    trademarks .....................................         (2,008)         (1,925)         (1,704)         (1,508)           (396)
  Operating loss ...................................        (11,224)         (8,446)         (4,661)        (10,354)        (14,418)
  Interest expense, net ............................        (14,095)        (11,550)         (1,479)           (214)            344
  Exchange (loss) gain, net ........................             --              --             286             140              (3)
  Other non-operating  income ......................             --              --              --              17              --
  Loss from continuing operations before
      discontinued operations and
      extraordinary items ..........................        (25,319)        (19,996)         (5,854)        (10,411)        (14,077)
  Loss from operations of fresh produce business ...        (14,879)        (18,653)         (9,751)         (9,901)         (2,957)
  Extraordinary loss on retirement of floating
    rate notes .....................................         (1,917)             --              --              --              --
  Net loss .........................................        (42,115)        (38,649)        (15,605)        (20,312)        (17,034)
  Net loss per common share - basic and
     diluted .......................................    $     (1.79)    $     (1.64)   $      (0.80)   $      (1.11)   $      (1.19)

  Weighted average number of common shares
    outstanding ....................................     23,588,031      23,588,031      19,603,320      18,370,640      14,286,318

     Balances for the Balance Sheet Data for the year ended December 31, 2000 in the table below reflect balances for the continuing operations only. Balances as of December 31, 1999, 1998, 1997, and 1996 are consistent with the continuing operations ongoing at that time (i.e., inclusive of the produce business).


                                                                                          December 31,
                                                                ---------------------------------------------------------------
                                                                  2000          1999          1998          1997          1996
                                                                -------      --------      --------      --------      --------
     BALANCE SHEET DATA:
       Cash and cash equivalents .........................       $   233     $  4,510     $ 15,405       $  6,600      $ 10,735
       Accounts receivable and advances to
          grower, net ....................................         1,683       33,650       40,406         38,088        36,322
       Net assets of discontinued operations .............        60,552           --           --             --            --
       Inventories, net ..................................           352       17,218       16,478         17,779        20,139
       Total current assets ..............................        63,035       57,149       74,052         63,085        68,354
       Total assets ......................................        86,941      161,953      167,686        147,249       141,137
       Bank loans and current portion of
         long-term debt ..................................            --       25,903       81,309         53,805        41,214
       Advances towards sale of discontinued
         operations ......................................        60,552           --           --             --            --
       Total current liabilities .........................        64,417       56,728      120,095        109,384        80,939
       Long-term debt ....................................            --      100,252        4,225          7,215         2,423
       Stockholders' equity ..............................        22,524        3,384       42,117         28,356        48,690


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion should be read in conjunction with the selected financial information of Bionova Holding and the financial statements and related notes of Bionova Holding included elsewhere in this Form 10-K.

OVERVIEW

     For operating and financial reporting purposes, the Company historically has classified its business into three fundamental areas: (1) FARMING, which consists principally of interests in 100% Company-owned fresh produce production facilities and joint ventures or contract growing arrangements with other growers; (2) DISTRIBUTION, consisting principally of interests in sales and distribution companies in Mexico, the United States, and Canada; and (3) RESEARCH AND DEVELOPMENT (OR TECHNOLOGY), consisting of business units focused on the development of fruits and vegetables and intellectual properties associated with these development efforts. IF THE SALE OF THE FRESH PRODUCE BUSINESS IS APPROVED, THE COMPANY WILL SELL THE SUBSIDIARIES ENGAGED IN THE FARMING AND DISTRIBUTION BUSINESSES AND WILL RETAIN ONLY THE RESEARCH AND DEVELOPMENT BUSINESS. Therefore, the Farming and Distribution segments have been reclassified as discontinued operations. The Company's sole business segment now consists of its Research and Development business.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Revenues of RESEARCH AND DEVELOPMENT declined from $5.5 million in 1999 to $3.5 million in 2000. The revenue decline was attributable to the termination of
(i) certain research contracts and (ii) extra revenue payments received from Savia in 1999 to cover prior-year obligations under Savia's long-term funded research agreement with DNA Plant Technology.

     Selling and administrative expenses increased by $0.9 million from 1999 to 2000 due to higher legal expenses associated with shareholder litigation and expenses incurred to begin the business and financial restructuring of the Company.

     Research and development expenses decreased by $0.2 million from 1999 to 2000 due to a reduction in supervisory personnel.

     Interest expense increased from $12.4 million in 1999 to $14.3 million in 2000. This $1.9 million increase was due to a higher overall level of debt outstanding and the higher interest rates in the first quarter of 2000 associated with the Senior Guaranteed Floating Rate Notes issued on March 22, 1999 as compared with the first quarter of 1999.

     Interest income declined from $0.8 million in 1999 to $0.2 million in 2000. This decline was due to lower average balances maintained in the interest reserve account associated with the Floating Rate Notes after these Notes were retired in April 2000.

     The decline in the losses associated with the discontinued operations of the fresh produce business from $18.7 million in 1999 to $14.9 million in 2000 was due to the termination of joint ventures in the farming business and production contracts awarded by Bionova Produce, Inc. which caused large write offs in 1999.

     An extraordinary loss of $1.9 million was recorded in the second quarter of 2000 to recognize the write-off of the remaining balance of up front fees paid for the Floating Rate Note facility that was retired on April 13, 2000.

     For the year 2001, the Company expects revenues will decline from the 2000 level due to the termination of research contracts with unaffiliated parties and a renegotiation of the Seminis research contract, which is expected to be at a lower level of activity. Research and development and direct administrative expenses associated with these projects will be reduced accordingly. The overall impact on operating results of this reduced level of funded project work will be unfavorable, as the reduction in expenses will not be sufficient to offset the fixed overhead that has been allocated to these projects, such as the rental and maintenance expenses on the facilities and general administrative overheads. Management has been, and is continuing to adjust its research and development and administrative resources and expense base to refocus resources on the new Trait Genomics Platform. The Company will not bear any interest expense in 2001 due to the Cash Support Agreement between Bionova Holding and Savia, under which all funding provided by Savia in 2001will be capitalized.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

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

     Administrative expenses increased from $5.8 million in 1998 to $6.4 million in 1999 due to higher legal costs incurred in connection with the Company's defense against shareholder suits and other general corporate expenses.

     The non-cash charge for amortization of goodwill, patents and trademarks increased by $0.2 million in 1999 as compared with 1998 due to the recognition of a complete year of patents and trademarks amortization related to VPP's acquisition of Monsanto Company's strawberry assets.

     Interest expense associated with the continuing operations of the business as reflected in this year's financial statements shows a $10.7 million increase from $1.7 million in 1998 to $12.4 million in 1999. The primary reason for the magnitude of this change emanated from the issuance of the Company's Senior Guaranteed Floating Rate Notes issued on March 22, 1999. Prior to this time the majority of the Company's consolidated debt was held in the fresh produce subsidiary companies. This debt was consolidated at the Bionova Holding corporate level when the Floating Rate Notes were issued. In 1998, interest expense for the fresh produce companies was $6.3 million. Therefore, the "real" change in interest expense between 1998 and 1999 was $4.4 million. This "real" higher level of interest expense in 1999 was due to a higher overall level of debt outstanding and the higher interest rates associated with the Floating Rate Notes as compared with the rates the Company experienced in 1998.

     Interest income increased from $0.2 million in 1998 to $0.8 million in 1999. This increase was due to higher balances resulting from the interest reserve account established in conjunction with the Floating Rate Notes after these notes were issued in March 1999.

     The increase in the losses associated with the discontinued operations of the fresh produce business from 1998 to 1999 was due to the termination of joint ventures in the farming business and production contracts awarded by Bionova Produce, Inc. which caused large write offs in 1999.

EXPECTED EFFECT OF DISCONTINUED OPERATIONS IN 2001

     As Savia has agreed to assume all obligations of the fresh produce business upon the sale, the Company does not believe there are any material risks of these discontinued operations on the liquidity or the financial condition of the Company.

QUARTERLY RESULTS OF  OPERATIONS

     The following table sets forth selected items from our statements of operations for each of the four quarters ended December 31, 2000 and each of the four quarters ended December 31, 1999. This data has been derived from unaudited financial statements that, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our audited financial statements and notes thereto appearing elsewhere in this Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.


                                         THOUSANDS OF U.S. DOLLARS
                                         (EXCEPT PER SHARE AMOUNTS)


                   Dec. 31,    Sept. 30,    June 30,    Mar. 31     Dec. 31,    Sept. 30,    June 30,     Mar. 31
                     2000         2000        2000        2000        1999         1999        1999        1999
                  -----------------------------------------------------------------------------------------------

Sales                713         634           626       1,494        449       2,188        1,051         1,844
Gross profit         713         634           626       1,494        449       2,188        1,051         1,844
Net loss          (8,258)     (9,827)      (14,350)     (9,680)   (14,235)    (11,197)      (8,296)       (4,921)
Net loss
 per share         (0.35)      (0.42)        (0.61)      (0.41)     (0.60)      (0.48)       (0.35)        (0.21)

CAPITAL EXPENDITURES

     During 2000, the Company made capital investments of $0.5 million. Nearly two-thirds of these expenditures were directed towards the Trait Genomics Platform to purchase gene chip, sequencing, and information processing technology.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 2000, the Company used $22.1 million of cash in operating activities. The net loss for the Company of $42.1 million was offset in part by (i) add backs of non-cash items of which the two most significant were $4.2 million of amortization and $9.9 million associated with the interest on the advances from Savia and Bionova International, Inc. that were subsequently reversed with the capitalization on December 29, 2000 and (ii) $5.7 million attributable to the decline in the net assets of the fresh produce business in 2000.

     Other than a $3 million payment made to Monsanto Company in the third quarter of 2000 for certain intellectual property rights associated with strawberry assets acquired by VPP in December 1998, cash flows from investing activities and financing activities were attributable to (i) the retirement of the Company's Floating Rate Notes in April 2000, (ii) the capitalization that was completed on December 29, 2000, and (iii) the agreement by Bionova Holding to sell its fresh produce business to Savia. The first of these events transpired on April 13, 2000 when the Company retired all of the $100 million of Senior Guaranteed Floating Rate Notes then outstanding. Financing for the early retirement of these notes was provided by Savia. Savia agreed to provide this $100 million of financing on terms no less favorable than the terms of the Floating Rate Notes. Savia also agreed that Bionova Holding could defer all interest payments until the final maturity date of March 23, 2002, and that Bionova Holding would not be required to maintain any funds in an interest reserve account. The elimination of the interest reserve account freed up $9.5 million in restricted cash.

     On December 28, 2000 Bionova Holding entered into a Purchase Agreement with Savia. Bionova International, Inc., which is both a wholly owned subsidiary of Savia and the direct parent of Bionova Holding, also is a party to this agreement. The Purchase Agreement provides that Bionova Holding will sell its fresh produce farming and distribution business (including all of the debt and liabilities of the fresh produce business) to Savia for $48 million. In acquiring the fresh produce business Savia will purchase 100% of the shares held by Bionova Holding in ABSA and IPHC. The purchase price for the fresh produce business will be paid by the application of $48 million of advances previously made by Savia to Bionova Holding. This transaction is expected to close during the summer of 2001.

     A second transaction stemming from the Purchase Agreement, which was completed on December 29, 2000, was the issuance of 200 shares of Bionova Holding convertible preferred stock to Bionova International for $63.7 million, which was paid through the application of all of the remaining outstanding advances previously made by Savia to Bionova Holding (other than the $48 million which will be applied to the sale of the fresh produce business). The 200 shares of preferred stock are convertible into 23,156,116 shares of common stock (a conversion ratio based on $2.75 per share) at any time after adoption and filing by the Company of a charter amendment increasing the authorized number of shares of Common Stock to at least 70,000,000.

     These transactions were and are being undertaken by Bionova Holding so the Company could (i) concentrate on its technology business and (ii) disengage itself from the fresh produce business, which has experienced large losses over the past several years and whose future earnings or losses are expected to continue to be exposed to sharp volatility due to the commodity nature of this business. Also, by completing these transactions the Company will eliminate $111.7 million of advances due to Savia in 2002 along with the debt obligations of the fresh produce business. Also, by completing these transactions the Company will eliminate $111.7 million of advances due to Savia in March 2002, an obligation the Company believed it probably would not be able to meet. In addition, the Company will be freed of all debt obligations associated with the fresh produce business. When the sale of the fresh produce business is completed, and in conjunction with the Cash Support Agreement described below, the Company will have no outstanding related party advances or third party debt.

     For accounting purposes, the sale of the fresh produce business and the sale of the Series A convertible preferred stock were accounted for as transactions between entities under common control. No gain or loss is recognized on the transactions as any differences between cash received and assets transferred to the parent are treated as capital contributions or distributions. Accordingly, the Company accounted for the $111.7 million in cash received (in the form of advances retired) from Savia and its subsidiary, Bionova International, Inc. as follows:

     1. The sale of the fresh produce business was accounted for at historical cost, and $60.6 million of the proceeds have been included as advances towards the sale of discontinued operations on the balance sheet.

     2. The sale of Series A convertible preferred stock was recorded at $34.7 million, which represents the market value of the common stock on December 29, 2000, the date of the transaction, into which the Series A convertible preferred shares may be converted.

     3. The remaining $16.4 million was accounted for as an additional capital contribution.

     In addition, the Company accrued interest expense totaling $9.9 million related to the advances from Savia and its subsidiary, Bionova International, Inc., from April 13 through December 29, 2000. As a result of these transactions, the interest is not payable and the reversal of accrued interest was accounted for as an additional capital contribution.

    Concurrent with the sale of the fresh produce business, the Company reviewed the remaining goodwill, patents and trademarks for possible impairment. The Company reviewed cash flow projections related to the intangible assets. Based on the Company's analysis, the Company believes that such goodwill, patents and trademarks are fully recoverable provided the Company remains a going concern.

     Bionova Holding and Savia also entered into a Cash Support Agreement for 2001. This agreement provides that, during 2001, Savia will advance funds to Bionova Holding as requested to finance Bionova Holding's technology business. These advances will be applied (i.e., exchanged for) to the purchase by Savia of additional common shares when the sale of the fresh produce business is closed, and thereafter, through December 31, 2001. The purchase price to be paid by Savia for the additional shares under this Cash Support Agreement will be $2.50 per share prior to the expiration of the rights offering, and then will be the higher of $2.50 per share or the average market price of Bionova Holding common stock. Bionova Holding currently has budgeted cash requirements for the calendar year 2001 in a range of $7 to $8 million. The Cash Support Agreement also acknowledges that if additional funds are required by Bionova Holding's fresh produce business prior to completion of the sale, Savia will be responsible for providing or arranging the financing.

     As a result of the Company's operating losses during the past three years and management's anticipation that the Company will incur a net loss and an operating cash flow deficiency for the year ending December 31, 2001, there is substantial doubt about the Company's ability to continue as a going concern. Management has been and is continuing to address the Company's financial condition by selling assets, exiting the fresh produce business, and by entering into the Cash Support Agreement with Savia. There can be no assurance that these actions will result in sufficient working capital to significantly improve the Company's current financial position or its results of operations. The Company also is dependent on Savia to meet its commitments under the Cash Support Agreement, which is in doubt due to recent declines in Savia's financial position and the significant debt obligations it must service. While the Company is actively seeking to develop alternative sources of funding, there can be no assurance the Company will be able to meet its obligations in 2001 nor secure funds beyond the 2001 calendar year. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report on Form 10-K includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. All statements, including without limitation statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" other than statements of historical facts included in this Form 10-K, including statements regarding our financial position, business strategy, prospects, plans and objectives of our management for future operations, and industry conditions, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give you no assurance that these expectations will prove to be correct. In addition to important factors described elsewhere in this report, the following "Risk Factors," sometimes have affected, and in the future could affect, our actual results and could cause these results during 2001 and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf. When we use the terms "Bionova," "we," "us," and "our," these terms refer to the Company and its subsidiaries.

IF WE DO NOT COMPLETE THE SALE OF THE FRESH PRODUCE BUSINESS, WE MAY NOT BE ABLE TO FIND THE FINANCING TO OPERATE OUR BUSINESS OR TO MEET OUR FINANCIAL OBLIGATIONS IN 2001 AND 2002

     If this transaction is not completed, the Company probably will not have enough money to pay the $48 million it will owe to Savia on March 23, 2002 (this obligation would be satisfied as part of the sale of the fresh produce business). The Company may also have difficulty meeting debt obligations to banks or other sources of financing it establishes.

     While Bionova International, Inc. ("BII") has agreed to vote its shares in favor of the transaction to sell the Company's fresh produce business to Savia, any disruptions which would cause BII to withhold its vote or vote no to this transaction or any failure to achieve other approvals, such as those required of certain regulatory authorities in the United States and Mexico, could result in a failure to complete this transaction. If the transaction is not completed, then the Company's debt and/or other financial obligations will continue to increase due to the funding that Savia is required to provide during 2001 for operations and accruing interest expense on these advances. It is highly unlikely the Company will be able to generate the necessary funds to pay these advances debt when they become due in 2002.

     The Company is likely to be constrained in efforts it is pursuing to develop partnerships or other types of collaboration arrangements in its technology business and in raising new capital required to carry on the technology business after 2001 with the high level of debt it will be carrying.

EVEN IF WE DO COMPLETE THE SALE OF THE FRESH PRODUCE BUSINESS, WE MAY NOT BE ABLE TO OBTAIN THE FINANCING NECESSARY TO IMPLEMENT OUR BUSINESS PLAN

     The Company has sustained losses in 1998, 1999 and 2000. While most of these losses arose in the fresh produce business, the Company's technology business also lost money in each of those years. Moreover, we do not expect the technology business to become profitable for at least three years, and it may never become profitable. Therefore, the Company will need additional financing to achieve its growth and technology objectives and to fund working capital requirements, capital expenditures and the purchase and development of new technologies.

     For 2001, Savia has agreed to provide financing to the Company in exchange for stock, but Savia may not have the resources to fulfill this commitment. For 2002 and later, the Company will need to find additional debt or equity financing, which may not be available. Furthermore, additional financing may dilute or otherwise adversely affect the rights of existing stockholders, cause the Company to relinquish rights to its technologies or cause it to grant licenses on unfavorable terms.

WE MAY NOT BE ABLE TO FORM THE STRATEGIC ALLIANCES NECESSARY TO IMPLEMENT OUR BUSINESS PLAN

     Development and commercialization of the Company's technologies depends on customer relationships and strategic alliances with other companies. If the Company cannot find customers or strategic partners in the future, or if the Company cannot maintain existing strategic alliances, the Company may not be able to develop its technologies or products. If the Company does not develop commercially successful products, its business may be significantly harmed. Since the Company's technologies have many potential applications and it has limited resources, our focus on any particular area may result in a failure to capitalize on more profitable areas.

WE MAY NOT BE ABLE TO ACQUIRE OR MAINTAIN THE INTELLECTUAL PROPERTY RIGHTS NECESSARY TO IMPLEMENT OUR BUSINESS PLAN

     For our business plan to succeed, we will need to develop new technology and to acquire rights to technology owned by third parties. We may not be able to negotiate agreements to use all of the technology we will need, leaving us unable to grow the company in accordance with our projections.

     The Company may not be successful in obtaining patents on new technology, protecting its trade secrets and conducting its business without infringing on the rights of others, which could adversely affect its business.

     The Company's success depends, in part, on its ability to obtain and enforce patents, maintain trade secret protection, and conduct its business without infringing the proprietary rights of others. If others develop competing technologies and market competing products, the Company's sales could be adversely affected. If the Company is not able to maintain its trade secrets or to enforce its patents, the Company's competitive position could be adversely affected. In addition, the Company licenses technology from third parties. If the Company cannot maintain these licenses, or if it cannot obtain licenses to other useful technology on commercially reasonable terms, its research efforts could be adversely affected.

     Any inability to adequately protect the Company's proprietary technologies could harm its competitive position. Furthermore, litigation or other proceedings or third party claims of intellectual property infringement could require the Company to spend time and money and could shut down some of its operations. Because the Company may not be able to obtain appropriate patents or licenses, it may not be able to successfully operate its business. The Company intends to conduct proprietary research programs, and any conflicts with its strategic partners could harm its business.

WE MAY NOT BE ABLE TO KEEP UP WITH ADVANCES IN TECHNOLOGY

     Rapid technological development by the Company or others may result in products or technologies becoming obsolete before it recovers the expenses it incurs in connection with their development.

     Genomic technologies have undergone and are expected to continue to undergo rapid and significant change. The Company's future success will depend in large part on maintaining a competitive position in the integration of functional genomics with plant transformation and evaluation. Rapid technological development by the Company or others may result in products or technologies becoming obsolete before it recovers the expenses incurred in connection with their development. Products offered by the Company, its customers or its strategic partners could be made obsolete by less expensive or more effective crop enhancement and nutrition enhancement technologies, including technologies that may be unrelated to genomics. The Company may not be able to make the enhancements to its technology necessary to compete successfully with newly emerging technologies.

WE MAY LOSE THE SCIENTISTS AND MANAGEMENT PERSONNEL NECESSARY TO IMPLEMENT OUR BUSINESS PLAN

     The Company depends on the services of a number of key personnel, and a loss of any of these personnel could disrupt operations and result in reduced revenues.

     The realization of the Company's new business strategy depends on, among other things, its ability to adapt management information systems and controls and to hire, train and retain qualified employees to allow operations to be effectively managed.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN OUR INDUSTRY

     The Company faces significant competition in its chosen fields: novel crop production traits and specialized technology services. The Company may not be able to compete effectively, which could cause its business to suffer.

     Both traditional and specialized agricultural chemical firms offer competing technology (e.g., traditional chemicals and biopesticides) that can be deployed against fungal disease and nematodes pests. Several agricultural chemical firms offer novel crop protection traits through biotechnology as well. Several specialized biotechnology research firms offer pesticide target discovery of target pathogens, pests or weed species. These biotechnology research firms may also compete with us in providing specialized technology services.

     There are also many companies engaged in research and product development activities based on agricultural biotechnology. Competitors include specialized biotechnology firms, as well as major pharmaceutical, food and chemical companies that have biotechnology divisions, many of which have considerably greater financial, technical, and marketing resources than the Company. Competition may intensify as technological developments occur at a rapid rate in the agricultural biotechnology industry.

WE MAY NOT COMPLETE THE DEVELOPMENT OF, OR BE ABLE TO SUCCESSFULLY COMMMERCIALIZE NEW TECHNOLOGY PRODUCTS AND SERVICES

     If the products the Company develops and markets are not commercial successes, it will not recoup its development and production costs, which will hurt its financial condition.

     The Company is currently in the early stages of research and development, and there can be no assurance that any of its projects will be successful or will produce significant revenues or profits. The success of these and future products depends on many variables, including technical risks associated with using genetic engineering for crop protection and nutrition, business risks associated with selecting commercial targets and capturing value from customers.

     The Company may be sued for product liability, which, if a suit were successful, could cause it to face substantial liabilities that exceed its resources.

     The Company may be held liable if any product it develops, or any product that is made using its technologies, causes injury or is found unsuitable during product testing, manufacturing, marketing or sale. These risks are inherent in the development of agricultural and food products. The Company currently does not have product liability insurance. If it chooses to obtain product liability insurance, but cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims, the commercialization of products that the Company's customers, strategic partners, or that it develops may be prevented. If the Company is sued for any injury caused by its products, its liability could exceed its total assets.

WE MAY NOT GAIN PUBLIC ACCEPTANCE FOR OUR GENETICALLY-ENGINEERED
PRODUCTS

     If the public is unwilling to accept genetically engineered products, the Company will not recoup its development and production costs, which will hurt its financial condition. Social and environmental concerns may limit the acceptance of genetically engineered products.

     Most of the Company's products are being developed through the use of genetic engineering. The commercial success of these products will depend in part on public acceptance of the cultivation and consumption of genetically engineered products. The Company cannot assure you that these products will gain sufficient public acceptance to be profitable, even if these products obtain the required regulatory approvals.

     Public debate surrounding food and fiber crops enhanced through biotechnology has recently intensified in the United States and internationally. Technology critics have urged U.S. regulatory agencies to tighten their regulation of biotechnology crops, including withdrawal of certain product registrations, implementation of product labeling, and stricter pre-market approval procedures. Internationally, agricultural biotechnology issues are being debated within the World Trade Organization, the United Nations Convention on Biological Diversity, the Codex Alimentarius, and on several regional fronts. The Company believes that progress has been made to ensure that science-based rules form the basis for international trade of agricultural biotechnology products. However, the extent of government regulation that might arise from future legislative or administrative actions and the potential consequences to the business is not known and cannot be predicted with certainty.

GOVERNMENT REGULATION

     Government regulation can cause delays and increased costs, which may decrease the Company's revenues and profitability. Stringent laws may limit the market for genetically engineered agricultural products that it may develop. Business opportunities and products developed using technology developed by the Company may be subject to a lengthy and uncertain government regulatory process that may not result in the necessary approvals, may delay the commercialization of its customers' products or may be costly, which could harm its business.

     The Company's activities in the United States are extensively regulated by the Food and Drug Administration, the United States Department of Agriculture, the Environmental Protection Agency, and other federal and state regulatory agencies in the United States. Also, the Company's genetically engineered products may require regulatory approval or notification in the United States or in other countries in which they are tested, used or sold. The regulatory process may delay research, development, production, or marketing and require more costly and time-consuming procedures, and there can be no assurance that requisite regulatory approvals or registration of the Company's current or future genetically engineered products will be granted on a timely basis.

SAVIA AND BIONOVA INTERNATIONAL, INC. HAVE SUBSTANTIAL CONTROL OVER THE COMPANY AND CAN AFFECT VIRTUALLY ALL DECISIONS MADE BY ITS STOCKHOLDERS AND DIRECTORS

     BII beneficially owns 18,076,839 shares of our common stock accounting for 76.6% of all issued and outstanding shares. As a result, BII has the requisite voting power to significantly affect virtually all decisions made by the Company and its stockholders, including the power to elect all directors and to block corporate actions such as an amendment to most provisions of the Company's certificate of incorporation. This ownership and management structure will inhibit the taking of any action by the Company that is not acceptable to BII.

WE MAY INCUR SIGNIFICANT LIABILITY AS A RESULT OF STOCKHOLDER LAWSUITS

     The Company and its subsidiary, DNA Plant Technology Corporation, have been sued in several lawsuits relating to the 1996 merger transaction (the "Merger") in which DNAP became a subsidiary of the Company. In some of those lawsuits, the former preferred stockholders of DNAP alleged they should have received much more consideration for their shares in the Merger than they did. Though the trial courts in these cases dismissed all of the claims, the appellate court reversed the trial court in one case and a second case is still pending before a different appellate court. If the Company is ultimately found to be liable in these cases, the value of the potential judgment could be far more than the Company could afford to pay.

AGRIBUSINESS RISKS

     Extreme weather conditions, disease and pests can materially and adversely affect the quality and quantity of strawberry starter plants of the Company's products. There can be no assurance that these factors will not affect a portion of the Company's revenues in any year and have a material adverse effect on its business. Defective starter plants could result in warranty claims and negative publicity, and the insurance covering warranty claims may become unavailable or be inadequate, which could have a material adverse effect on the Company's business.

     All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this section and otherwise in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The table below provides information about the Company's derivative financial instruments consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Weighted average variable rates are based on implied forward rates in the yield curve on December 31, 2000. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars and Mexican pesos, and are indicated accordingly in the tables below.


--------------------------------------------------------------------------------
                                       EXPECTED MATURITY DATE
--------------------------------------------------------------------------------
                                                                         Fair
                                            2001      2002     Total     Value
--------------------------------------------------------------------------------
Short-term debt:
($US equivalent
in millions)
--------------------------------------------------------------------------------
    U.S. dollar variable rate............    $ 19.6          $ 19.6    $ 19.6
--------------------------------------------------------------------------------
      Average interest rate..............       9%
--------------------------------------------------------------------------------
    Peso variable rate (in $US)..........       1.6             1.6        1.6
--------------------------------------------------------------------------------
      Average interest rate..............      26%
--------------------------------------------------------------------------------
Long-term debt:
--------------------------------------------------------------------------------
    U.S. dollar fixed rate...............    $  0.6          $  0.6     $  0.6
--------------------------------------------------------------------------------
      Average interest rate..............      10%
--------------------------------------------------------------------------------
    U.S. dollar variable rate............    $  0.2  $  0.1  $  0.3     $  0.3
--------------------------------------------------------------------------------
      Average interest rate..............      12%     12%
--------------------------------------------------------------------------------

     The Company tries to use the most cost-effective means to fund its operating and capital needs. Fixed or variable debt will be borrowed in both U.S. dollars and Mexican pesos. The Company borrows Mexican pesos to provide for its working capital needs in its Mexican operations. To minimize exchange risk associated with the importation of products, the Company will enter into forward exchange contracts where the functional currency to be used in the transaction is dollars. At December 31, 2000, approximately 75% of the Company's long-term debt is fixed rate debt and 25% is variable rate debt. All of the fixed rate long-term debt is denominated in U.S. dollars. All of the long-term variable rate debt is denominated in U.S. dollars.

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

--------------------------------------------------------------------------------
                                                                          Fair
                                                   2001      Total        Value
--------------------------------------------------------------------------------
On-Balance sheet
Financial Investments
        ($US equivalent in millions)
--------------------------------------------------------------------------------
    Peso short-term debt:
--------------------------------------------------------------------------------
      Variable rate (in $US)..................     $ 1.6     $ 1.6       $ 1.6
--------------------------------------------------------------------------------
      Average interest rate....................      26%
--------------------------------------------------------------------------------
      Expected maturity or
        Transaction date........................ Dec. 31
--------------------------------------------------------------------------------


     The Company had no firmly committed forward sales contracts in Mexican pesos as of December 31, 2000.

     The Company is exposed to U.S. dollar-to-Mexican peso currency exchange risk due to revenues and costs denominated in Mexican pesos associated with its Mexican subsidiaries, ABSA and Interfruver. The Company expects it will continue to be exposed to currency exchange risks in the near future.

COMMODITY PRICE RISK

The table below provides information about the Company's fresh produce growing crops inventory and fixed price contracts that are sensitive to changes in commodity prices. For inventory, the table presents the carrying amount and fair value at December 31, 2000. For the fixed price contracts, the table presents the notional amounts in Boxes, the weighted average contract prices, and the total dollar contract amount by expected maturity dates, the latest of which occurs within one year from the reporting date. Contract amounts are used to calculate the contractual payments and quantity of fresh produce to be exchanged under futures contracts.


--------------------------------------------------------------------------------
                                  AT DECEMBER 31, 2000
--------------------------------------------------------------------------------
                                                                 Carrying   Fair
                                                                  Amount   Value
--------------------------------------------------------------------------------

On-balance sheet commodity position:
    Fresh produce crops in process inventory ($US in millions).... $6.3    $6.3
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Fixed price contracts:
    Contract volumes  (2,169,628 boxes)
    Weighted average unit price (per 2,169,628 boxes)............. $8.53   $8.53
    Contract amount ($US in millions)............................. $18.5   $18.5

--------------------------------------------------------------------------------

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
  and Stockholders of
  Bionova Holding Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 58 present fairly, in all material respects, the financial position of Bionova Holding Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 58 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations and operating cash flow deficiencies for each of the three years in the period ended December 31, 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRICEWATERHOUSECOOPERS LLP
San Jose, California
March 9, 2001

                           BIONOVA HOLDING CORPORATION
                           CONSOLIDATED BALANCE SHEET
                            THOUSANDS OF U.S. DOLLARS
                      (EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                       December 31,
                                                                                               --------------------------
                                                                                                  2000             1999
                                                                                               ---------        ---------
ASSETS
Current assets:
  Cash and cash equivalents ...........................................................        $     233          $   4,510
  Accounts receivable, net ............................................................            1,683             30,499
  Advances to growers, net ............................................................               --              3,151
  Net assets of discontinued operations (see note 3) ..................................           60,552                 --
  Inventories, net ....................................................................              352             17,218
  Other current assets ................................................................              215              1,771
                                                                                               ---------          ---------
  Total current assets ................................................................           63,035             57,149
Property, plant and equipment, net ....................................................              932             38,379
Patents and trademarks, net ...........................................................           14,765             15,374
Goodwill, net .........................................................................            8,144             28,210
Deferred income taxes .................................................................               --                611
Other assets ..........................................................................               65             22,230
                                                                                               ---------          ---------
Total assets ..........................................................................        $  86,941          $ 161,953
                                                                                               =========          =========


LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses ...............................................        $   3,388          $  20,899
  Accounts due to related parties .....................................................              477              8,413
  Short-term bank loans ...............................................................               --             22,653
  Current portion of long-term debt ...................................................               --              3,250
  Advances towards sale of discontinued operations (see note 3) .......................           60,552                 --
  Deferred income taxes ...............................................................               --              1,513
                                                                                               ---------          ---------
  Total current liabilities ...........................................................           64,417             56,728
Long-term debt with third parties .....................................................               --            100,252
                                                                                               ---------          ---------
   Total liabilities ..................................................................           64,417            156,980
                                                                                               ---------          ---------
Minority interest .....................................................................               --              1,589
                                                                                               ---------          ---------

Commitments and contingencies (see note 15)

Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000 shares authorized, 200 and 0 shares issued and outstanding at December 31, 2000 and 1999,
  respectively, liquidation value of $10,000 per share ................................               --                 --
  Common stock, $0.01 par value, 50,000,000 shares authorized,
  23,588,031 shares issued and outstanding ............................................              236                236
  Additional paid-in capital ..........................................................          168,897            107,918
  Accumulated deficit .................................................................         (146,609)          (104,494)
  Accumulated other comprehensive loss ................................................               --               (276)
                                                                                               ---------          ---------
  Total stockholders' equity ..........................................................           22,524              3,384
                                                                                               ---------          ---------
Total liabilities, minority interest, and stockholders' equity ........................        $  86,941          $ 161,953
                                                                                               =========          =========

   The accompanying notes are an integral part of these financial statements.

                           BIONOVA HOLDING CORPORATION
     CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME AND LOSS
                            THOUSANDS OF U.S. DOLLARS
                      (EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                     Year ended December 31,
                                                                       --------------------------------------------------
                                                                           2000               1999               1998
                                                                       ------------       ------------       ------------
Total revenues .....................................................   $      3,467       $      5,532       $      8,049
                                                                       ------------       ------------       ------------
Cost of sales ......................................................             --                 --                309
Selling and administrative expenses ................................          6,483              5,611              4,851
Research and development expenses ..................................          6,200              6,442              5,846
Amortization of goodwill, patents and trademarks ...................          2,008              1,925              1,704
                                                                       ------------       ------------       ------------
                                                                             14,691             13,978             12,710
                                                                       ------------       ------------       ------------

Operating loss .....................................................        (11,224)            (8,446)            (4,661)
                                                                       ------------       ------------       ------------

Interest expense ...................................................        (14,325)           (12,387)            (1,681)
Interest income ....................................................            230                837                202
Exchange gain , net ................................................             --                 --                286
                                                                       ------------       ------------       ------------
                                                                            (14,095)           (11,550)            (1,193)
                                                                       ------------       ------------       ------------

Loss from continuing operations before discontinued
operations and extraordinary items .................................        (25,319)           (19,996)            (5,854)


Discontinued operations:
   Loss from operations of fresh produce business ..................        (14,879)           (18,653)            (9,751)
                                                                          ------------       ------------       ------------
Loss before extraordinary items ....................................        (40,198)           (38,649)           (15,605)
Extraordinary items, net of tax:
   Extraordinary loss on retirement of floating rate notes
     (net of applicable income taxes of $0) ........................         (1,917)                --                 --
                                                                       ------------       ------------       ------------
Net loss ...........................................................        (42,115)           (38,649)            (15,605)
Other comprehensive income (expense) net of tax:
    Foreign currency translation adjustment ........................            276                (84)               116
                                                                       ------------       ------------       ------------
Comprehensive loss .................................................   $    (41,839)      $    (38,733)      $    (15,489)
                                                                       ============       ============       ============

Loss per share from continuing operations ..........................          (1.08)             (0.85)             (0.30)
Loss per share from discontinued operations ........................          (0.63)             (0.79)             (0.50)
Loss per share from extraordinary items ............................          (0.08)                --                 --
                                                                       ------------       ------------       ------------
Net loss per share - basic and diluted .............................   $      (1.79)      $      (1.64)      $      (0.80)
                                                                       ============       ============       ============

Weighted average number of common shares outstanding ...............     23,588,031         23,588,031         19,603,320


   The accompanying notes are an integral part of these financial statements.

                           BIONOVA HOLDING CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            THOUSANDS OF U.S. DOLLARS
                             (EXCEPT SHARE AMOUNTS)


                                                                                           Accumulated
                               Preferred                   Common             Additional      Other                        Total
                                Shares      Preferred      Shares    Common     Paid-in   Comprehensive   Accumulated  Stockholders'
                              Outstanding     Stock     Outstanding   Stock     Capital   Income (Loss)     Deficit       Equity
                              ----------   ----------    ---------- --------- ----------   ----------     ----------    ----------
Balance at December 31, 1997 .          --    $     --    18,370,640   $   184   $ 78,720   $(308)       $ (50,240)     $28,356

Shares issued to Bionova
    International, Inc.,
    net of expenses ..........                             5,217,391        52     29,198                            29,250
Net loss .....................                                                                            (15,605)      (15,605)
Cumulative translation
    adjustment ...............                                                                116                           116
                               ------------------------------------------------------------------------------------------------
Balance at December 31, 1998 .          --          --    23,588,031       236    107,918    (192)         (65,845)      42,117
Net loss .....................                                                                             (38,649)     (38,649)
Cumulative translation
    adjustment ...............                                                                (84)                          (84)
                               ------------------------------------------------------------------------------------------------
Balance at December 31, 1999 .          --          --    23,588,031       236    107,918    (276)        (104,494)       3,384
Shares issued to Bionova
    International, Inc. and
    additional capital
    contributions, net
    of expenses ..............         200                                         60,979                                60,979
Net loss .....................                                                                            (42,115)      (42,115)
Cumulative translation
    adjustment ...............                                                                276                           276
                               ------------------------------------------------------------------------------------------------
Balance at December 31, 2000 .         200    $     --    23,588,031   $   236   $168,897      --        $(146,609)     $22,524
                               ================================================================================================


     The accompanying notes are an integral part of these financial statements.

                        BIONOVA HOLDING CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                         THOUSANDS OF U.S. DOLLARS

                                                                                             Year Ended December 31,
                                                                                    ---------------------------------------
                                                                                       2000           1999           1998
                                                                                    ---------       ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ......................................................................      $( 42,115)      $( 38,648)      $(15,605)
Adjustments to reconcile net loss to net cash used by continuing operations:
   Minority interest ..........................................................             --          (2,685)          (601)
   Depreciation ...............................................................            263           5,022          4,136
   Amortization of goodwill, patents and trademarks ...........................          1,987           3,345          2,940
   Deferred income taxes ......................................................             --            (239)          (295)
Allowances for uncollectible receivables and slow moving inventory ............             --           4,596          2,665
Amortization of prepaid commissions on floating rate notes ....................          2,167              --             --
Gain from sale of property, plant and equipment ...............................             --             (21)          (137)
Interest accrued on advances from Savia and Bionova International Inc. ........          9,852              --             --
Net changes (exclusive of acquisitions) in:
   Accounts receivable and advances to growers, net ...........................           (562)           (488)       (10,010)
   Inventories ................................................................            (78)         (1,903)           900
   Net assets of discontinued operations ......................................          5,688              --             --
   Other assets ...............................................................            (39)           (701)        (5,263)
   Accounts payable and accrued expenses ......................................            762            (176)        (2,120)
                                                                                     ---------       ---------       --------
NET CASH USED IN OPERATING ACTIVITIES .........................................        (22,075)        (31,899)       (23,390)
                                                                                     ---------       ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Payment for acquisition of intellectual property .........................         (3,000)         (5,000)            --
     Purchases of property, plant and equipment ...............................           (539)         (5,738)        (9,775)
     Proceeds from sale of property, plant and equipment ......................             --              --            479
     Payments for purchases of companies ......................................             --          (1,057)          (476)
     Proceeds from divestiture of Van Namen, net of cash divested .............             --              --            637
     Loss on divestiture of subsidiary ........................................             --              --           (832)
                                                                                     ---------       ---------       --------
NET CASH USED IN INVESTING ACTIVITIES .........................................         (3,539)        (11,795)        (9,967)
                                                                                     ---------       ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net changes in short-term borrowings .....................................             --         (54,697)        29,955
     Proceeds from bank loans and other debtors ...............................             --              --            256
     Repayments of long-term debt .............................................       (100,000)         (4,120)        (2,746)
     Proceeds from long-term debt .............................................             --         100,147             --
     Advances from Bionova International, Inc. ................................         60,552
     Accounts due to related parties ..........................................            110           1,017        (14,553)
     Restricted cash ..........................................................          9,548          (9,548)            --
     Proceeds from issuance of Series A convertible preferred stock and
      additional capital contribution by Bionova International, Inc. ..........         51,127              --             --
     Investment by Bionova International, Inc., net of expenses ...............                             --         29,250
                                                                                     ---------       ---------       --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ...........................         21,337          32,799         42,162
                                                                                     ---------       ---------       --------

Net (decrease) increase in cash and cash equivalents ..........................         (4,277)        (10,895)         8,805
Cash at beginning of year .....................................................          4,510          15,405          6,600
                                                                                     ---------       ---------       --------
Cash at end of  year ..........................................................      $     233       $   4,510       $ 15,405
                                                                                     =========       =========       ========

SUPPLEMENTAL CASH FLOW DATA
    Interest paid .............................................................      $   3,227       $  14,658       $  7,439
    Income taxes paid .........................................................            382           1,399            954
NON-CASH INVESTING AND FINANCING ACTIVITIES
    Reduction in principal due on promissory notes associated with  the
    Acquisition of the minority interests of  ABSA and IPHC ...................             --            (709)            --
    Acquisition of Monsanto Company's strawberry development
    program ...................................................................          3,000              --          5,000
Additional capital contribution due to reversal of interest accrual
 on advances from Savia and Bionova International, Inc. .......................          9,852              --             --



    The accompanying notes are an integral part of these financial statements

                           BIONOVA HOLDING CORPORATION

                 Notes to the Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

     Bionova Holding Corporation, a Delaware corporation (together with its subsidiaries, "Bionova Holding" or the "Company"), an indirect subsidiary of Savia, S.A. de C.V. ("Savia"), a Mexican corporation, was formed on January 12, 1996. Today, the Company acts as a holding company for (i) Agrobionova, S.A. de C.V., of which the Company owns 80% ("ABSA"), (ii) International Produce Holding Company, of which the Company owns 100% ("IPHC"), (iii) DNA Plant Technology Corporation, of which the Company owns 100% ("DNAP"), and (iv) VPP Corporation, of which the Company owns 100% ("VPP").

GOING CONCERN

     The Company incurred a net loss of $42.1 million and an operating cash flow deficiency of $22.1 million for the year ended December 31, 2000. The loss in fiscal year 2000 included a significant loss from discontinued operations, but also stemmed from significant research and development expenditures, administrative expenses and financing expenses associated with the Company's highly leveraged financial position. The Company also sustained significant operating losses and operating cash flow deficiencies in 1999 and 1998, and management anticipates the Company will incur a net loss and an operating cash flow deficiency for the year ending December 31, 2001. Due to the continuing losses and operating cash flow deficiencies, there is substantial doubt about the Company's ability to continue as a going concern.

     Management has been and is continuing to address the Company's financial condition by selling assets, exiting the fresh produce business, and by reaching an agreement with its parent company, Savia, to capitalize all advances Savia made to the Company in 2000 (other than those advances that will be paid for by the sale of the fresh produce business to Savia) and advances it will make to the Company in 2001 to support operations. These actions were taken to (i) eliminate the sizable payment that would have been due on the advances by Savia in March 2002 that in all likelihood the Company would not have been able to meet, (ii) to reduce future volatility in earnings and cash requirements emanating from the cyclical and unpredictable nature of the farming operations of the fresh produce business and the vulnerability of this business to highly volatile market prices, and (iii) to enable the Company to concentrate on its technology business.

     There can be no assurance that these actions will result in sufficient working capital to significantly improve the Company's current financial position or its results of operations. The Company also is dependent on Savia to meet its commitments under the Cash Support Agreement, which is in doubt due to recent declines in Savia's financial position and the significant debt obligations it must service. While the Company is actively seeking to develop alternative sources of funding, there can be no assurance the Company will be able to meet its obligations in 2001 nor secure funds beyond the 2001 calendar year.

     The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Consolidation

     The consolidated financial statements include Bionova Holding Corporation and all of its wholly-owned and majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated. The operations and net assets of the Company's fresh produce subsidiaries have been classified as discontinued operations (see note 3).

b.   Management's estimates and assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

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

     Revenue from product sales is recognized when the product is shipped, net of an allowance for estimated returns.

d.   Cash and cash equivalents

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

h.   Property, plant and equipment

     Property, plant and equipment are stated at their acquisition cost. Additions to property, plant and equipment, including significant improvements and renewals, are capitalized. Maintenance and repair costs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range between 3 and 25 years. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the improvement, or the lease term if shorter.

i.   Goodwill

     Goodwill consists principally of excess purchase price over the fair value of tangible and identifiable intangible assets of businesses acquired. Goodwill is amortized on the straight-line basis over twenty years. Amortization of goodwill amounted to $0.517 million in 2000, 1999, and 1998. Accumulated amortization was $2.197 million and $6.531 million at December 31, 2000 and 1999, respectively.

j.   Patents and trademarks

     The costs of obtaining patents are expensed as incurred. Acquired patents and trademarks are capitalized and amortized using the straight-line method over their estimated useful lives of 12 years. The historical cost of these patents and trademarks as of December 31, 2000 and 1999 was $19.9 million and $19.8 million and the accumulated amortization as of these same dates amounted to $5.128 million and $4.425 million, respectively. During 2000, 1999, and 1998 the Company recorded amortization expense of $1.471 million, $1.408 million, and $0.991 million, respectively.

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

m.   Concentration of credit risks

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and advances to growers. The Company's cash and cash equivalents are deposited in financial institutions in the United States and Mexico and may exceed the amount of insurance provided on such deposits. Credit risk associated with trade receivables is limited due to the large number of customers comprising the Company's customer base. There can be no assurance that an event outside of the Company's control will not occur and cause these trade receivables or advances to be at risk. The Company performs ongoing credit evaluations of its customers' and growers' financial condition to determine the need for an allowance for uncollectible accounts.

n.   Impairment of long-lived assets

     Management periodically reviews for impairment the long-lived assets and certain identifiable intangibles, including goodwill, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized whenever the sum of the expected, undiscounted future net cash flows is less than the carrying amount of the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the assets.

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

     For subsidiaries whose activities are recorded in currencies which are not their functional currency and any subsidiaries located in a hyperinflationary environment, i.e. countries with inflation exceeding 100% over the prior three years (which in the case of Bionova Holding's subsidiaries was exclusively ABSA in 1999, and in 1998 included all Mexican subsidiaries), the components of the financial statements are translated as follows:


BALANCE SHEET:
Current assets, except inventories.....................    year-end
Inventories............................................    historical
Liabilities............................................    year-end
Property, plant and equipment..........................    historical
Stockholders' equity...................................    historical

RESULTS OF OPERATIONS:
Sales..................................................    historical
Cost of sales..........................................    historical
Depreciation and amortization..........................    historical
Interest...............................................    monthly average
Other expenses and income..............................    monthly average
Income taxes...........................................    monthly average

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

     The following table sets forth the potential shares of common stock that are not included in the diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive for the periods indicated (in thousands):




                                                   (THOUSANDS OF SHARES)

                                                   Year Ended December 31
                                                ----------------------------
                                                2000       1999         1998
                                                ----       ----         ----
Effect of dilutive securities:
  Convertible preferred stock outstanding      23,156       --           --
  Stock options outstanding                       326      362           66
  Warrants outstanding                             --      407          407

s.   Employee benefit plan

     DNAP has a savings and retirement plan and trust (the "401(k) Plan") available to all eligible employees of DNAP. An eligible employee may elect to defer, in the form of contributions to the 401(k) Plan, between 1% and 15% (in 1% increments) of the total compensation that would otherwise be paid to the employee, subject to annual contribution limitations. An employee's contributions are invested at the direction of the employee in various investment options and are fully vested and non-forfeitable immediately upon contribution. The 401(k) Plan provides for DNAP contributions in the form of common stock or cash, not to exceed 3% of elective salary deferral contributions. During 2000, 1999, and 1998, DNAP's cash contributions to the 401(k) Plan were approximately $0.096 million, $0.102 million, and $0.110 million, respectively.

t.   Segment reporting

     The Company reports segment data based on the management approach. The management approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of the Company's reportable operating segments. The Company also discloses information about products and services, geographical areas and major customers.

U.   Reclassification of costs

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 - DISCONTINUED OPERATIONS

     On December 28, 2000 Bionova Holding Corporation (" the Company") and its parent company, Savia, S.A. de C.V., entered into a Purchase Agreement to which Savia's subsidiary, Bionova International, Inc. is also a party. The Purchase Agreement consists mainly of the following components:

1. The Company will sell its fresh produce farming and distribution business segments ("fresh produce business"), including all of the debt and liabilities of the business, to Savia for $48 million. The purchase price for the business will be paid by the application of $48 million of advances previously made by Savia to the Company.

2. On December 29, 2000 the Company issued 200 shares of convertible preferred stock to Bionova International for $63.7 million, which was paid through the application of all of the remaining outstanding advances previously made by Savia to the Company (other than the $48 million which will be retired upon the sale of the business). These 200 shares of preferred stock are convertible into 23,156,116 shares of common stock (a conversion ratio based on $2.75 per share) at any time after adoption and filing by the Company of a charter amendment increasing the authorized number of shares of Common Stock to at least 70,000,000.

3. Savia committed to enter into sublicense agreements whereby it or its affiliates will license to the Company certain technology rights which it can utilize for research purposes without cost. Upon commercialization of products containing these technology rights the Company will be obligated to pay royalties to the owner of the technology.

4. The Purchase Agreement provides that in lieu of the rights offering previously contemplated by the 1998 Stock Purchase Agreement between Bionova International and Bionova Holding, the Company will issue to each of its stockholders rights to purchase two shares of common stock for each share they own as of the date the registration statement relating to the rights offering is declared effective or such other record date as may be set by the Board of Directors. The exercise price for the rights will be $2.50 per share and will expire 60 days after issuance or at such other time as Savia and the Company may agree. Savia and Bionova International have agreed to surrender all of their stock purchase rights to the Company. Therefore, after giving effect to the conversion of the preferred stock, Savia's beneficial interest in Bionova Holding increased from 76.6% to 87.9%, and may increase further under the Cash Support Agreement described below.

     For accounting purposes, the sale of the fresh produce business and the sale of the Series A convertible preferred stock were accounted for as transactions between entities under common control. No gain or loss is recognized on the transactions as any differences between cash received and assets transferred to the parent are treated as capital contributions or distributions. Accordingly, the Company accounted for the $111.7 million in cash received (in the form of advances retired) from Savia and its subsidiary, Bionova International, Inc. as follows:

     1. The sale of the fresh produce business was accounted for at historical cost, and $60.6 million of the proceeds have been included as advances towards the sale of discontinued operations on the balance sheet.

     2. The sale of Series A convertible preferred stock was recorded at $34.7 million, which represents the market value of the common stock on December 29, 2000, the date of the transaction, into which the Series A convertible preferred shares may be converted.

     3. The remaining $16.4 million was accounted for as an additional capital contribution.

     In addition, the Company accrued interest expense totaling $9.9 million related to the advances from Savia and its subsidiary, Bionova International, Inc., from April 13 through December 29, 2000. As a result of these transactions, the interest is not payable and the reversal of accrued interest was accounted for as an additional capital contribution.


     The effective date of December 29, 2000 is the measurement date referred to when discussing the results of operations of this business elsewhere in this report.

     The presentation of the discontinued operations includes segregation of the operating results in the Consolidated Statement of Operations and Comprehensive Income and Loss for the years ended December 31, 2000, 1999, and 1998. The net assets and cash flows of the discontinued operations are segregated in the Consolidated Balance Sheet at December 31, 2000 and in the Consolidated Statement of Cash Flows for the year ended December 31, 2000. Accordingly, the revenues, costs and expenses, assets and liabilities and cash flows of these discontinued operations have been excluded from the respective captions in the Consolidated Statement of Operations and Comprehensive Income and Loss, Consolidated Balance Sheet and Consolidated Statement of Cash Flows and have been reported as "Loss from operations of fresh produce business, "Net assets of discontinued operations," and as "Net changes in: Net assets of discontinued operations" for the periods noted above. The results of discontinued operations do not include any interest expense or management fees allocated by the Company. Data presented for earnings per share reflect the reclassification of the discontinued operations.

     The results of the discontinued operations through the appropriate measurement dates are summarized as follows (in thousands of dollars except per share data):



                                                                          FARMING         DISTRIBUTION            TOTAL
AT DECEMBER 31, 2000
Revenues ............................................................            --           $ 222,789           $ 222,789
Loss before provision for income taxes ..............................      $(10,458)             (5,323)            (15,781)
Income tax expense ..................................................            15                 628                 643
Loss from operations, net of income taxes and minority
     interest .......................................................        (8,534)             (6,345)            (14,879)
Net loss ............................................................        (8,534)             (6,345)            (14,879)

YEAR ENDED DECEMBER 31, 1999
Revenues ............................................................      $    594           $ 236,233           $ 236,827
Loss before provision for income taxes ..............................       (19,114)             (1,246)            (20,360)
Income tax expense ..................................................             3                 975                 978
Loss from operations, net of income taxes and minority
     interest .......................................................       (15,577)             (3,076)            (18,653)
Net loss ............................................................       (15,577)             (3,076)            (18,653)

YEAR ENDED DECEMBER 31, 1998
Revenues ............................................................      $  2,661           $ 251,401           $ 254,062
Income (loss) before provision for income taxes .....................       (12,896)              3,000              (9,896)
Income tax expense ..................................................            --                 456                 456
Income (loss) from operations, net of income taxes and
     minority interest ..............................................       (11,821)              2,070              (9,751)
Net income (loss) ...................................................       (11,821)              2,070              (9,751)

         For financial reporting purposes, the assets and liabilities attributable to undisposed discontinued operations have been classified in the consolidated balance sheet as net assets of discontinued operations and consists of the following (in thousands of dollars):


                                                                             FARMING        DISTRIBUTION          TOTAL
AT DECEMBER 31, 2000
Current assets ..................................................           $ 22,672            $38,981           $ 61,653
Total assets ....................................................             84,880             44,038            128,918
Current liabilities .............................................             30,396             35,438             65,834
Total liabilities ...............................................             30,415             35,622             66,037
Minority interest ...............................................             (1,145)             3,214              2,069
Accumulated other comprehensive income (loss) ...................                  0                260                260
                                                                            --------            -------           --------
Net assets of discontinued operations ...........................           $ 55,610            $ 4,942           $ 60,552

     In conjunction with the Purchase Agreement, the Company and Savia entered into a Cash Support Agreement. This agreement provides that, during 2001, Savia will advance funds to the Company as requested to finance the Research and Development segment of the business and administrative expenses. These advances will be applied (i.e., exchanged) to the purchase by Savia of additional common shares when the sale of the fresh produce business is closed, and thereafter, through December 31, 2001. The purchase price for these shares will be $2.50 per share prior to the expiration of the rights offering, and then will be the higher of $2.50 per share or the average market price of the Company's common stock. The Company has budgeted cash requirements for the calendar year 2001 in a range of $7 to $8 million. The Cash Support Agreement also acknowledges that Savia will be responsible for providing or arranging the required financing of the fresh produce business prior to completion of the sale.

     The pending sale of the fresh produce business remains subject to various conditions, including the approval of stockholders of Bionova Holding. Stockholders will also be asked to authorize additional shares of common stock to permit conversion of the preferred stock issued to Savia and to issue the rights.

     EXCEPT AS NOTED, THE FOOTNOTES TO THESE FINANCIAL STATEMENTS REFLECT BALANCES OF CONTINUING OPERATIONS AS OF DECEMBER 31, 2000. BALANCES AS OF DECEMBER 31, 1999 ARE CONSISTENT WITH THE CONTINUING OPERATIONS ONGOING AT THAT TIME (I.E., INCLUSIVE OF THE FRESH PRODUCE BUSINESS). INCOME AND EXPENSE DISCLOSURES IN THE FOOTNOTES TO THESE FINANCIAL STATEMENTS, UNLESS OTHERWISE NOTED, REFLECT ONLY THOSE FROM CONTINUING OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998.

NOTE 4 - ACCOUNTS RECEIVABLE

     Accounts receivable were comprised of the following:


                                                     (THOUSANDS OF U.S. DOLLARS)
                                                             DECEMBER 31,
                                                      --------------------------
                                                        2000            1999
                                                      -------         --------
Trade .............................................  $   349          $ 19,460
Recoverable value-added tax .......................       --             1,581
Officers and employees ............................       --               180
Sundry debtors ....................................    1,334             4,024
Related parties ...................................       --             8,827
                                                     -------          --------
                                                       1,683            34,072
Allowance for doubtful accounts and returns .......       --            (3,573)
                                                     -------          --------
                                                     $ 1,683          $ 30,499
                                                     =======          ========

     The Company sells its produce primarily to retailers and wholesalers in the United States, Mexico and Canada. No single customer accounted for more than 5% of the Company's sales, and there were no significant accounts receivable from a single customer at December 31, 1999.

NOTE 5 - ADVANCES TO GROWERS

     Advances to growers were comprised of the following:

                                                    (THOUSANDS OF U.S. DOLLARS)
                                                            DECEMBER 31,
                                                      2000              1999
                                                     ------           -------
Advances to growers .......................          $   --            $ 3,771
Advances to related parties ...............              --                238
                                                     ------            -------
                                                         --              4,009
Allowance for doubtful accounts ...........              --               (858)
                                                     ------            -------
                                                     $   --            $ 3,151
                                                     ======            =======

     The Company had agreements in 1999 with certain produce growers in Mexico whereby a significant portion of growing costs were paid in advance by the Company. The growing costs were recorded as advances to growers and recognized as a component of cost of produce sales when the produce is sold. The advances in Mexico were $0.816 million at December 31, 1999 and were secured by promissory notes and/or the right to use the acreage of the grower if the advances were not repaid. Advances to growers in the United States were $2.335 million at December 31, 1999 and generally were not collateralized.

NOTE 6 - INVENTORIES

     Inventories were comprised of the following:


                                                     (THOUSANDS OF U.S. DOLLARS)
                                                             DECEMBER 31,
                                                           2000            1999
                                                          ------        -------
Finished produce .................................       $   332       $  1,708
Growing crops ....................................            --          8,851
Advances to suppliers ............................            --            281
Spare parts and materials ........................            20          3,834
Merchandise in transit and other .................            --          3,813
                                                         -------       --------
                                                             352         18,487
Allowance for slow moving inventory ..............            --         (1,269)
                                                         -------       --------
                                                         $   352       $ 17,218
                                                         =======       ========

NOTE 7 - PROPERTY, PLANT, AND EQUIPMENT

     Property, plant and equipment was comprised of the following:


                                                    (THOUSANDS OF U.S. DOLLARS)
                                                            DECEMBER 31,
                                                -----------------------------------
                                                                        ESTIMATED
                                                  2000        1999      USEFUL LIFE
                                                --------    --------    -----------
Land ........................................   $    163    $  9,688
Buildings ...................................         92      12,030    25 years
Machinery and equipment .....................        620      19,780    15 years
Office equipment ............................        407       4,360    4 years
Transportation equipment ....................         51       3,746    10 years
Vineyards and agricultural tools ............         --       2,955    3 years
Land improvements and others ................         --         698    13 years
Construction in progress ....................         --       1,082
                                                --------    --------
                                                   1,333      54,339
Accumulated depreciation and amortization ...       (401)    (15,960)
                                                --------    --------
                                                $    932    $ 38,379
                                                ========    ========

     Equipment amounting to $0.365 million at December 31, 1999 was recorded under capitalized leases and included above. Related accumulated depreciation amounted to $0.098 million at December 31, 1999.

NOTE 8 - OTHER ASSETS, NET

     Other assets was comprised of the following:

                                                    (THOUSANDS OF U.S. DOLLARS)
                                                           DECEMBER 31,
                                                     ------------------------
                                                       2000             1999
                                                     -------         --------
Notes receivable from growers ................         $    --         $ 13,495
Restricted cash ..............................              --            9,548
Prepaid commissions ..........................              --            1,167
Others .......................................              65              592
                                                       -------         --------
                                                            65           24,802
Allowance for doubtful accounts ..............              --           (2,572)
                                                       -------         --------
                                                       $    65         $ 22,230
                                                       =======         ========

NOTE 9 - BANK LOANS AND LONG-TERM DEBT

SHORT-TERM LOANS

     Short-term bank loans, ALL OF WHICH ARE ASSOCIATED WITH THE FRESH PRODUCE BUSINESS, consist of amounts due to banks, denominated in U.S. dollars, under various lines of credit facilities. The lines of credit contain certain covenants which, among other things, require maintenance of certain ratio levels and tangible net worth levels. The lines of credit bear interest at prime (11.2% and 9.9% at December 31, 2000 and 1999, respectively). Various credit facilities are available with banks whereby the Company may borrow upon such terms as the subsidiaries and banks mutually agree. At December 31, 2000, such bank credit facilities amounted to $26.6 million, of which $5.4 million was not used. The amounts due under bank credit facilities with Mexican banks are generally renewable at the discretion of the banks. The Company has informal arrangements with these banks, which permit additional borrowings, subject to the availability of funds by the banks. Bionova Holding and its subsidiaries are currently in compliance with all terms and covenants associated with these short-term bank loan agreements.

     At December 31, 2000, all of this debt was guaranteed by Savia.

LONG-TERM LOANS

     On March 22, 1999, the Company issued $100 million of Senior Guaranteed Floating Rate Notes due March 23, 2002. The interest rate on this debt during the first quarter of 2000 was 12.28%. In addition, the Company was charged a service fee of 1% by Savia relating to its guarantee on these notes. On April 13, 2000 the entire amount of the $100 million of Senior Guaranteed Floating Rate Notes was retired. Financing for this early retirement of the notes was provided by Savia. Savia agreed to provide this $100 million of financing on terms no less favorable than the terms of the Floating Rate Notes. Savia also agreed that Bionova Holding could defer all interest payments until the final maturity date of March 23, 2002, and that Bionova Holding would not be required to maintain any funds in an interest reserve account. On December 29, 2000 $52.0 million of the advances from Savia was capitalized and the balance of $48 million remains as an advance towards the sale of the fresh produce business to Savia.

     Upon retirement of the $100 million of the Senior Guaranteed Floating Rate Notes, the Company recorded an extraordinary loss of $1.9 million to write off the remaining debt issuance costs included in other assets.

     As a result of the capitalization and sale transaction, $9.9 million of accrued interest on the advances from Savia that would otherwise have been payable was reversed and treated as part of Savia's capital contribution for accounting purposes.

     Consolidated obligations under long-term debt arrangements are denominated in U.S. dollars and were comprised of:


                                                                                              (THOUSANDS OF U.S. DOLLARS)
                                                                                                      DECEMBER 31,
                                                                                              --------------------------
                                                                                                2000             1999
                                                                                              --------         ---------
Floating rate notes payable to banks guaranteed by Savia,  interest at LIBOR +
7.0% (12.2% at December 31, 1999) ........................................................... $     --         $100,000

Capital lease obligations secured by the related equipment  acquired,  bearing
interest at variable annual rates (14% at December 31, 1999) ................................       --              351

Mortgage  notes payable to banks secured by the related real estate,  interest
at prime plus 1.5% (10.0% at December 31, 1999), ............................................       --              198

Notes to former minority  stockholders of ABSA and IPHC,  bearing  interest at
10% .........................................................................................       --            2,946

Other .......................................................................................       --                7
                                                                                              --------         --------
                                                                                                    --          103,502



Less current portion ........................................................................       --           (3,250)
                                                                                              --------         --------
Long-term debt .............................................................................. $     --         $100,252
                                                                                              ========         ========

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses were comprised of the following:


                                                   (THOUSANDS OF U.S. DOLLARS)
                                                           DECEMBER 31,
                                                    ---------------------------
                                                      2000               1999
                                                    -------             -------
Trade ......................................           $ 1,479           $10,165
Payables to growers ........................                --             4,304
Accrued compensation .......................               641             2,033
Accrued interest ...........................                --               669
Income taxes payable .......................               317               593
Sundry creditors ...........................               951             3,135
                                                       -------           -------
                                                       $ 3,388           $20,899
                                                       =======           =======

NOTE 11 - INCOME TAXES

     Income tax (expense) benefit differs from the amounts computed by applying the statutory federal income tax rate (35% in Mexico and 34% in United States) to pretax income as a result of the following:


                                                                                        (THOUSANDS OF U.S. DOLLARS)
                                                                                          YEAR ENDED DECEMBER 31,
                                                                              -------------------------------------------
                                                                                2000              1999              1998
                                                                              -------           -------           -------
Tax benefit at statutory rate in the United States (34%) .............        $ 8,608           $ 6,799           $ 1,990
Change in valuation allowance of deferred tax assets .................         (6,946)           (5,807)           (2,516)
Other ................................................................         (1,662)             (992)              526
                                                                              -------           -------           -------
                                                                              $     0           $     0           $     0
                                                                              =======           =======           =======

     Significant components of the Company's deferred tax liabilities and assets at December 31, 2000 and 1999 are shown below:


                                                    (THOUSANDS OF U.S. DOLLARS)
                                                           DECEMBER 31,
                                                    -------------------------
                                                      2000             1999
                                                    --------         --------
DEFERRED TAX ASSETS
  Tax loss carryforwards .....................        $ 25,859       $ 30,825
  Non-deductible provisions ..................              --          1,345
  Other ......................................           3,361            319
                                                      --------       --------
Total deferred tax assets ....................          29,220         32,489
Valuation allowance ..........................         (29,220)       (31,878)
                                                      --------       --------
Net deferred tax assets ......................               0            611
                                                      --------       --------
DEFERRED TAX LIABILITIES
  Inventories ................................              --         (1,175)
  Other ......................................              --           (338)
                                                      --------       --------
Total deferred tax liabilities ...............              --         (1,513)
                                                      --------       --------
Net deferred tax liabilities .................        $     --       $   (902)
                                                      ========       ========

     At December 31, 2000, the Company had total tax loss carryforwards of approximately $76.2 million. The tax loss carryforwards expire from 2003 to 2010.

     DNAP had tax loss carryforwards at the date of the Merger whose utilization is limited to $27.8 million. A full valuation allowance has been provided with respect to these tax loss carryforwards.

NOTE 12 - CONVERTIBLE PREFERRED STOCK

     The rights, preferences and privileges of the Series A preferred Stock as follows:

DIVIDENDS

     The holders of shares of the Series A preferred stock are entitled to receive dividends payable when and as declared by the Board of Directors of the Company at a rate determined by the Board of Directors. No dividend shall be paid on common stock unless dividends have been paid or declared upon all shares of Series A preferred stock at a rate per share equal to the dividend payment on the common stock into which each share of Series A preferred stock is convertible. As of December 31, 2000, no dividends had been declared or paid.

LIQUIDATION PREFERENCE

     In certain events, including liquidation, dissolution or winding up of the Company, the holders of Series A preferred stock have a preference in liquidation over the common stockholders of $10,000 per share, plus any dividends declared but unpaid thereon. If the assets of the Company are not sufficient to fulfill the liquidation amount, the stockholders will share in the distribution of the assets on a pro rata basis based on the liquidation amount.

VOTING RIGHTS

     Each holder of preferred stock shall be entitled to one vote for each share held. Holders of Series A preferred stock are limited to votes on (i) a creation or adjustment to securities senior to the Series A preferred stock, or (ii) amendments to the Company's Certificate of Incorporation that would adversely affect the rights and preferences of the Series A preferred stock.

CONVERSION

     The preferred stock is convertible into common stock at the option of the holder at any time after adoption and filing by the Company of a charter amendment increasing the authorized number of shares of Common Stock to at least 70,000,000. Each share of preferred stock is convertible into 115,780.58 shares of common stock, subject to customary adjustments to protect against dilution.

NOTE 13 - STOCK OPTIONS AND WARRANTS

STOCK OPTION PLANS

     As a result of the Merger the Company assumed DNAP's existing stock option plans. The number of shares and option exercise prices were adjusted to give effect to the exchange ratio stipulated in the merger agreement. The six plans are the 1982 Stock Option Plan, 1986 Stock Option Plan, 1994 Stock Option Plan, the Non-Employee Directors Stock Option Plan, the Incentive Stock Option Plan, and the Non-Qualified Stock Option Plan. Approximately 40,145 options were outstanding at December 31, 2000 under all of these stock option plans. The Company does not expect to award any new options under any of these plans.

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

     In addition to the options plans assumed at the time of the Merger, the first awards were made under Bionova Holding Corporation's 1998 Long-Term Incentive Plan in 1999. This plan provides for the issuance of stock options and other forms of stock-based awards to all employees and directors of the Company. The maximum number of shares of common stock that are available for grant of awards under this plan is not to exceed 2,000,000 shares. At December 31, 2000 there were 285,500 options outstanding under this plan. These options vest in equal amounts of 25% per year over a four-year period, and the first 25% vested on April 28, 2000.

     A summary of the activity under all of the Company's stock option plans during 1998, 1999, and 2000 is as follows:


                                                                        Stock
                                                                       Options
                                                                     ----------
Outstanding on December 31, 1997 ...........................            124,023
  Expired and canceled .....................................            (58,241)
                                                                     ----------
Outstanding on December 31, 1998 ...........................             65,782
                                                                     ----------
  Granted ..................................................            392,600
  Expired and canceled .....................................            (96,290)
                                                                     ----------
Outstanding on December 31, 1999 ...........................            362,092
  Expired and canceled .....................................            (36,447)
                                                                     ----------
Outstanding on December 31, 2000 ...........................            325,645
                                                                     ----------
Available for grant at December 31, 2000 ...................          1,714,500
                                                                     ----------
Exercisable at December 31, 2000 ...........................            111,520
                                                                     ----------
Option prices per share
  Expired or canceled.......................................   $ 3.25 to  $76.25
  Outstanding...............................................   $ 3.25 to  $76.25

     The following table summarizes information about the outstanding stock options at December 31, 2000.


                                                       WEIGHTED
                                                        AVERAGE     WEIGHTED                   WEIGHTED
                                                      REMAINING      AVERAGE      NUMBER OF     AVERAGE
                                           OPTIONS  CONTRACTUAL     EXERCISE    EXERCISABLE    EXERCISE
RANGE OF EXERCISE PRICES               OUTSTANDING         LIFE        PRICE        OPTIONS       PRICE
------------------------               -----------  ------------    ---------   -----------    --------
     $3.25 ..........................     285,500      8.33 Yrs.     $  3.25         71,375    $  3.25
$20.31 - $25.63 .....................       4,150      4.39 Yrs.     $ 21.15          4,150    $ 21.15
$35.00 - $38.75 .....................       8,670      3.90 Yrs.     $ 35.30          8,670    $ 35.30
$41.25 - $50.00 .....................      16,725      2.09 Yrs.     $ 46.73         16,725    $ 46.73
$53.75 - $65.25 .....................      10,600      1.79 Yrs.     $ 54.74         10,600    $ 54.74
                                          -------                                   -------
Total ...............................     325,645      7.63 Yrs.     $  8.24        111,520    $ 17.82
                                          =======                                   =======

FAIR VALUE DISCLOSURES

     The fair value options granted in 1999 was estimated using the Black-Scholes model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 114%, risk free interest rate of 5.2%, and an expected life of 7 years.

     During 1998, had compensation expense for the Company's option plans been determined based on the fair value at grant dates, the Company's net loss per share would not have been materially different than the reported amounts. During 2000, 1999 and 1998, had compensation expense for the Company's option plans been determined based on the fair value at grant dates, the Company's net loss per share would have been as follows:

                         YEAR ENDED DECEMBER 31, 1999
                            THOUSANDS OF U.S. DOLLARS
                           (EXCEPT PER SHARE AMOUNTS)



                                                                            2000                     1999                     1998
                                                                            ----                     ----                     ----
Loss before income tax:
  As reported ...........................................                $(25,319)                $(19,996)                $ (5,854)
  Pro forma .............................................                 (25,525)                 (20,145)                  (5,854)
Net loss:
  As reported ...........................................                 (42,115)                 (38,649)                 (15,605)
  Pro forma .............................................                 (42,319)                 (38,798)                 (15,605)
Diluted loss per share:
  As reported ...........................................                   (1.79)                   (1.64)                   (0.80)
  Pro forma .............................................                   (1.79)                   (1.64)                   (0.80)

NOTE 14 - BALANCES AND TRANSACTIONS WITH RELATED PARTIES

     The Company believes that the terms of the related party transactions discussed in this section were at least as favorable to Bionova Holding as those that could have been secured in arm's length transactions.

SAVIA CREDIT LINE

     The short-term accounts due to related parties shown in the consolidated balance sheet bear interest at variable rates comparable to those prevailing in the market place. The debt with related parties arose from the long-term credit line made available to affiliates of Savia and bears interest at variable rates similar to those prevailing in the market place. At December 31, 1999, such credit facility amounted to $13.0 million, of which $1.556 million was used. At December 31, 1998, $0.2 million was outstanding under this arrangement. During 1999 and 1998, the Company incurred interest expense of $0.0 million and $0.883 million, respectively.

ADMINISTRATIVE SERVICES AGREEMENT

     An Administrative Services Agreement between the Company and its parent company, Bionova, S.A. de C.V. ("Bionova Mexico") was entered into on July 1, 1996. This agreement provides that Bionova Mexico will render certain administrative and clerical services to the Company and its direct and indirect subsidiaries in return for payment equivalent to the compensation, benefits, and other overhead attributable to the employees of Bionova Mexico performing these services, all of which will be performed in Mexico. The initial term of the agreement was extended to December 31, 1999 and will continue thereafter for successive one-year terms unless either the Company or Bionova Mexico elects to terminate the agreement. Amounts billed in 2000, 1999, and 1998 by Bionova Mexico under this agreement were $4.5 million, $5.415 million and $3.050 million, respectively. Of the amount billed in 2000, $0.6 million was for continuing operations and the balance of $3.9 million was billed to the discontinued operation of the fresh production business. As of December 31, 2000 and 1999, the Company had a payable to Bionova Mexico outstanding of $0.0 million and $5.356 million, respectively. The outstanding balances bear interest at variable rates comparable to those prevailing in the market place.

LOANS

     Pursuant to a loan agreement dated January 26, 1996 between the Company and DNAP, the Company made two loans to DNAP in equal amounts of $5 million on January 26, 1996 and July 1, 1996. These loans are secured by the assignment to the Company of DNAP's right, title, and interest in the patents relating to DNAP's Transwitch gene suppression technology, and the Company may require additional security under certain circumstances. These loans, which were originally due to mature in January 1999, have been extended with the principal plus accrued interest due in full on January 31, 2002.

LONG-TERM FUNDED RESEARCH AGREEMENT

     On September 26, 1996, in connection with the merger, DNAP and Savia entered into a long-term funded research agreement, which provided that DNAP and Savia, directly or through its affiliates, will use their best efforts to agree on research projects to be conducted by DNAP for Savia or its affiliates and which will result in payments to DNAP of $30 million over a 10-year period, with minimum funding (subject to carry forwards) of $9 million in any three-year period. Unless otherwise agreed by the parties, payments of at least $0.625 million in respect of Savia's obligation to fund research projects are to be paid at the beginning of each calendar quarter. In the fourth quarter of 1996, Seminis Vegetable Seeds, Inc. ("Seminis"), a subsidiary of Savia, commenced work under this long-term research agreement with DNAP. Through December 31, 2000 Seminis paid DNAP $10.6 million in cash. Work performed during 2000, 1999, and 1998 earned revenue in the amounts of $2.390 million, $2.816 million, and $2.775 million, respectively. There remained $0.477 million of deferred revenue at December 31, 2000 associated with the Seminis work that is included in accounts due to related parties. During 1999, DNAP earned revenue of $1.500 million in accordance with the minimum funding required over the first three year period of this long-term funded research agreement. As a provision of the Purchase Agreement between Savia and the Company, the long-term funded research agreement between DNAP and Savia will be terminated on the closing of the sale of the fresh produce business. As well, the current agreement between the Company and Seminis will be terminated on this same date. The Company is in the process of negotiating a new research agreement with Seminis, which is expected to take effect immediately upon the termination of the prior agreement.

LEGAL REPRESENTATION

     The Secretary of the Company is a shareholder in the law firm which provides legal services to the Company and several subsidiaries. During 2000, 1999, and 1998, the law firm billed approximately $0.578 million, $0.942 million, and $0.684 million, respectively, to the Company.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

CONTINGENCIES

     On January 21, 1997, a class action lawsuit styled GORDON K. AARON ET AL.
V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. was filed in the U.S. federal district court for the Northern District of California. The plaintiffs allege that, prior to the merger (the "Merger") of DNAP with a subsidiary of Bionova Holding on September 26, 1996, they owned shares of DNAP's $2.25 Convertible, Exchangeable Preferred Stock ("Preferred Stock"). In connection with the Merger, all of the shares of common stock and Preferred Stock of DNAP were converted into the number of shares of common stock of Bionova Holding specified in the Merger Agreement. The plaintiffs allege that they were denied certain rights they allegedly had under the terms of the Preferred Stock and that certain individuals (the "Individual Defendants"), each of whom was a director of DNAP prior to the Merger and in some cases later served as a director of Bionova Holding, breached fiduciary duties of loyalty, candor and care allegedly owed to DNAP and its stockholders. The plaintiffs claim to have been damaged by the alleged actions of the defendants and therefore the plaintiffs seek unspecified actual and punitive damages as well as reimbursement of their litigation costs and expenses. On August 27, 1997, the court granted motions to dismiss all of the claims pending against all of the defendants, except the claims of breach of the fiduciary duty of loyalty against the Individual Defendants. On January 14, 1999, the court reinstated the plaintiffs' claims that the preferred stockholders were denied their contractual right to vote on the Merger, then on March 13, 2000, the court dismissed these claims with prejudice. On December 22, 2000, the court dismissed all of the remaining claims against all of the defendants. The plaintiffs have appealed this judgment to the U.S. Court of Appeals for the Ninth Circuit. Bionova Holding and DNAP deny any wrongdoing or liability in this matter and intend to vigorously contest this lawsuit.

     On August 29, 1997, a lawsuit styled GRACE BROTHERS, LTD. V. DNAP HOLDING CORPORATION, DNA PLANT TECHNOLOGY CORPORATION AND DOES 1 THROUGH 20 INCLUSIVE was filed in the Superior Court of the State of California, County of Alameda. This claim arose out of the Merger on September 26, 1996 of DNAP with a wholly-owned subsidiary of Bionova Holding. In the Merger, shares of DNAP's Preferred Stock were converted into the right to receive shares of common stock of Bionova Holding. The plaintiff alleged that it owned shares of Preferred Stock and that DNAP breached its contractual obligations to the plaintiff by, among other things, not providing special conversion privileges to the preferred stockholders. The plaintiff also alleged that the former holders of DNAP common stock were unjustly enriched by DNAP's alleged breach of the Certificate of Designation. On February 17, 1999, the Court granted Bionova Holding's and DNAP's Motion for Summary Judgment and dismissed all of the plaintiff's claims. The plaintiff then appealed the judgment to the California Court of Appeals, and on January 30, 2001, the Court of Appeals reversed the trial court's entry of judgment in favor of Bionova Holding and DNAP and remanded the matter to the trial court for further proceedings. Bionova Holding and DNAP have filed a Petition for Review with the California Supreme Court. DNAP denies any wrongdoing or liability in this matter and intends to vigorously contest this lawsuit.

     On January 7, 1999, a class action lawsuit styled GORDON K. AARON ET AL. V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. was filed in the U.S. federal district court for the Northern District of California. On January 28, 1999, a substantially identical class action lawsuit styled ROBERT KACZAK V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. was filed in the U.S. federal district court for the Northern District of California, and these two cases were then consolidated. The plaintiffs allege that, prior to the Merger of DNAP with a subsidiary of Bionova Holding on September 26, 1996, they owned shares of DNAP's Preferred Stock. In connection with the Merger, all of the shares of common stock and Preferred Stock of DNAP were converted into the number of shares of common stock of Bionova Holding specified in the Merger Agreement. The plaintiffs allege that the Proxy Statement/Prospectus distributed to DNAP's stockholders in connection with the merger contained material misrepresentations and omitted to state material facts. Both DNAP and Bionova Holding, as well as certain former and current directors of DNAP and Bionova Holding, have been named as defendants in this matter. The plaintiffs claim to have been damaged by the alleged actions of the defendants and therefore the plaintiffs seek unspecified actual damages, reimbursement of their litigation costs and expenses, and equitable relief, including rescission of the Merger. The plaintiffs also allege that they were entitled to receive, and seek specific performance of, special conversion privileges under the terms of the Certificate of Designation that established the Preferred Stock. On March 8, 2000, the court dismissed nearly all of the plaintiffs' claims, and subsequently the plaintiffs filed an amended complaint with respect to some of the dismissed claims. On September 19, 2000, the court ruled in favor of the Bionova Holding and DNAP and dismissed all of the plaintiffs' claims. The plaintiffs have appealed this judgment to the U.S. Court of Appeals for the Ninth Circuit. Bionova Holding and DNAP deny any wrongdoing and liability in this matter and intend to vigorously contest this lawsuit.

     DNAP has been named as a defendant in several lawsuits asserting claims against DNAP relating to research DNAP performed from 1983 through 1994 for Brown & Williamson Tobacco Company ("B&W"). In general, the cases allege that DNAP engaged in unfair business practices under California law and/or participated in an alleged conspiracy among cigarette manufacturers to deceive the public regarding the hazards of smoking. All of the pending cases are in California state courts. In December, 1999, B&W agreed to indemnify DNAP against all costs (including costs of defense and of costs of any judgment or settlement) incurred by DNAP in connection with these cases and any similar cases in the future. Therefore, management no longer believes that these cases could have a material adverse effect on the Company's financial condition or results of operations. DNAP denies any wrongdoing or liability in these matters and intends to vigorously contest these lawsuits.

CONTINGENCIES RELATING TO DISCONTINUED OPERATIONS

     ABSA owns fifty-one hectares (approximately 126 acres) of rural land in the State of Sinaloa, Mexico, which is the subject of a judicial proceeding pending in Mexico initiated by a group of campesinos. The petitioners requested that ownership of the land be transferred to them based on the fact that, at some time prior to ABSA's ownership of the land, the land was not cultivated for more than two consecutive years without good reason. The court previously upheld the petition and ordered the land transferred to the petitioners, and ABSA filed a challenge to that ruling. On May 14, 1999, the appellate court agreed with ABSA and ordered that a new judgment be entered in ABSA's favor. On September 15, 2000, a new judgment was entered in ABSA's favor, and the petitioners have now filed a challenge to that ruling. If ABSA is ultimately required to transfer the subject land, which constitutes approximately 3.4% of the total agricultural land owned by ABSA, Mexican law gives ABSA limited indemnification rights against the State of Sinaloa.

     ABSA owns one hundred hectares (approximately 247 acres) of rural land in the State of Sinaloa, Mexico, which is the subject of a judicial proceeding pending in Mexico initiated by a group of campesinos. The petitioners asserted that a previous owner of the subject land, Miguel Angel Suarez, owned rural land in excess of the maximum that was then allowed by law and that therefore the land rightfully belonged to them. On September 25, 1996, the court upheld the petition and ordered the land turned over to the petitioners. The court also ruled that the transfer of the property to Olga Elena Batiz Esquer on June 2, 1990 was null and void, which would mean that the transfer of the land by Ms. Batiz to ABSA in 1993 was ineffective. On October 23, 1996, Ms. Batiz, who was a party to the trial court proceeding, filed a challenge to the judicial determination based on alleged violations of her constitutional rights and procedural and substantive errors in the trial court proceedings. If ABSA is ultimately required to transfer the subject land, which constitutes approximately 6.7% of the total agricultural land owned by ABSA, Mexican law gives ABSA limited indemnification rights against the State of Sinaloa and Ms. Batiz.

     ABSA owns two hundred seventy-four hectares (approximately 677 acres) of rural land in the State of Sinaloa, Mexico, which is the subject of a judicial proceeding pending in Mexico initiated by a group of campesinos. The petitioners asserted that a previous owner of the subject land owned rural land in excess of the maximum that was then allowed by law and that therefore the land rightfully belonged to them. On August 27, 1997, the court denied the petition and ruled in favor of ABSA. On May 25, 1998, the petitioners filed a challenge to the judicial determination based on alleged violations of their constitutional rights, and on August 11, 2000, the appellate court ordered the trial court to reconsider its judgment. On December 14, 2000, the trial court entered a new judgment in favor of ABSA. The petitioners' right to appeal from that judgment has expired, so the judgment in favor of ABSA is now considered final.

     On June 16, 2000, a lawsuit STYLED SANTA CRUZ EMPACADORA, S. DE R.L. DE C.V., V. R.B. PACKING OF CALIFORNIA, INC . was filed in the United States District Court for the Southern District of California. R.B. Packing of California, Inc., a subsidiary of Bionova Holding, is the United States distributor of fresh produce sold by the plaintiff. The plaintiff alleges that R.B. Packing of California, Inc. sold Santa Cruz produce to related companies at below market prices and thereby engaged in unfair conduct, fraud and breach of statutory and fiduciary duties. The plaintiff seeks an unspecified amount of compensatory and punitive damages. R.B. Packing of California, Inc. denies any wrongdoing or liability in this matter and intends to vigorously contest this lawsuit.

COMMITMENTS

     The Company leases certain facilities and land under non-cancelable operating lease agreements. The leases expire at various dates through 2004 and provide that the Company pay the taxes, insurance and maintenance expenses related to the leased facilities. The monthly rental payments are subject to periodic adjustments. Certain leases contain fixed escalation clauses, and rent under these leases is charged ratably over the lease term.

     The aggregate future minimum lease obligations under capital and operating leases are as follows:


                                              THOUSANDS OF U.S. DOLLARS
FOR THE YEAR ENDING DECEMBER 31,
2001 ......................................            $  798
2002 ......................................               804
2003 ......................................               807
2004 ......................................               410
                                                       ------
Total future minimum lease payments .......            $2,819
                                                       ======


     Rent expense incurred under the non-cancelable operating leases totaled $0.779 million, $0.392 million, and $0.426 million during the years ended December 31, 2000, 1999 and 1998 respectively.

NOTE 16 - INFORMATION ON SEGMENTS AND OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS

     The Company has historically classified its business into three fundamental areas: FARMING, which consists principally of interests in 100% Company-owned fresh produce production facilities and joint ventures with other growers; DISTRIBUTION, consisting principally of interests in sales and distribution companies in Mexico, the United States, and Canada; and RESEARCH AND DEVELOPMENT (OR TECHNOLOGY), consisting of business units focused on the development of fruits and vegetables and intellectual properties associated with these development efforts. As the farming and distribution segments are solely components of the fresh produce business, they have been consolidated for purposes of this segment disclosure and are depicted below as DISCONTINUED OPERATIONS.

     Information pertaining to the operations of the different business segments is set forth below. The Company evaluates performance based on several factors. The most significant financial measure used to evaluate business performance is business segment operating income. The accounting policies for each of the business segments are the same as those described in the summary of significant accounting policies in Note 2. Inter-segment sales are accounted for at fair value as if the sales were to third parties. Segment information includes the allocation of corporate overhead to the various segments, as looked at from the point of view of the segment presidents, and all acquired goodwill has been pushed down to the companies and segments that have made the acquisitions.


                                                                                          (THOUSANDS OF U.S. DOLLARS)

                                                                                                                           Total of
                                                                             Discontinued         Research and           Reportable
                                                                               Operations           Development            Segments
                                                                             ------------         -------------          ----------

2000
Total revenues ....................................................            $ 222,789             $  3,467             $ 226,256
Operating loss ....................................................              (14,297)             (11,224)              (25,521)
Depreciation and amortization......................................                6,081                2,240                 8,321
Identifiable assets (1) ...........................................              124,984               26,091               151,075
Acquisition of long-lived assets ..................................                7,386                3,539                10,925

1999
Total revenues ....................................................            $ 236,827             $  5,532             $ 242,359
Operating loss ....................................................              (18,736)              (5,460)              (24,196)
Depreciation and amortization .....................................                6,187                2,180                 8,367
Identifiable assets (1) ...........................................              125,951               43,253               169,204
Acquisition of long-lived assets ..................................                6,529                  266                 6,795

1998
Total revenues ....................................................            $ 254,062             $  8,049             $ 262,111
Operating loss ....................................................               (5,267)              (2,161)               (7,428)
Depreciation and amortization .....................................                5,372                1,704                 7,076
Identifiable assets (1) ...........................................              132,874               39,363               172,237
Acquisition of long-lived assets ..................................                9,970                5,280                15,250


NOTES:

1. Identifiable assets for segments are defined as total assets less cash in banks, deferred income taxes and investment in shares.

     Reconciliation of the segments to total consolidated amounts is set forth below:


                                                                                          (THOUSANDS OF U.S. DOLLARS)
                                                                                 2000                  1999                  1998
                                                                              ---------             ---------             ---------
REVENUES
    Total Segment revenues .......................................            $ 226,256             $ 242,359             $ 262,111
    Revenues of discontinued operations ..........................             (222,789)             (236,827)             (254,062)
                                                                              ---------             ---------             ---------
    Consolidated revenues ........................................                3,467                 5,532                 8,049
INCOME BEFORE TAXES                                                           =========             =========             =========
    Total operating loss from
        reportable segments ......................................           $ ( 25,521)           $ ( 24,196)            $  (7,428)
    Total operating loss from
        Bionova Holding Corp. ....................................                   --                (2,986)               (2,500)
    Interest, net ................................................              (14,095)              (11,550)               (1,479)
    Exchange gain, net ...........................................                   --                  --                     286
    Operating loss of discontinued operations ....................               14,297                18,739                 5,267
                                                                              ---------             ---------             ---------
   Consolidated loss before taxes ................................            $ (25,319)            $ (19,993)            $  (5,854)
                                                                              =========             =========             =========


ASSETS
    Total segment identifiable assets ............................            $ 151,075             $ 169,204             $ 172,237
    Unallocated and corporate assets (1) .........................                  298                17,265                23,318
    Eliminations (2) .............................................                   --               (24,516)              (27,869)
    Total assets of discontinued operations ......................             (124,984)                 --                     --
    Net assets of discontinued operations ........................               60,552                  --                     --
                                                                              ---------             ---------             ---------
    Consolidated assets ..........................................            $  86,941             $ 161,953             $ 167,686
                                                                              =========             =========             =========


NOTES:

1. Includes Bionova Holding's and segments' cash in banks, deferred income taxes and other corporate assets.

2.   Consists principally of inter-segment intercompany balances.

     Revenue from external customers by product / service category is set forth below:


                                                                (THOUSANDS OF U.S. DOLLARS)
                                                                                               Total of
                                                 Discontinued           Research and         Reportable
                                                   Operations            Development           Segments
                                                 ------------           ------------         ----------
2000
Core vegetables (1) ...........................      $118,078                                  $118,078
Fruits and other fresh produce (2) ............       104,711                                   104,711
Contracted R&D revenue ........................                                2,405              2,405
Licensed technology and royalties .............                                1,062              1,062

1999
Core vegetables (1) ...........................      $121,823                                  $121,823
Fruits and other fresh produce (2) ............       115,004               $    172            115,176
Contracted R&D revenue ........................                                4,793              4,793
Licensed technology and royalties .............                                  567                567

1998
Core vegetables (1) ...........................       156,812                                   156,812
Fruits and other fresh produce (2) ............        97,250                                    97,250
Contracted R&D revenue ........................                                3,198              3,198
Licensed technology and royalties .............                                4,851              4,851

NOTES:

1.   Core vegetables include tomatoes, bell peppers and cucumbers.

2. Fruits and other fresh produce include papayas, mangoes, grapes, melons, watermelons and others.

   Information about the Company's operations by geographic area is summarized below:


                                                                                 (THOUSANDS OF U.S. DOLLARS)
                                                               Mexico               U.S.             Canada           Consolidated
                                                              -------            --------            -------          ------------
2000
Total revenues .......................................        $99,458            $ 88,978            $37,820            $226,256
Identifiable long-lived assets .......................         45,201              33,484                637              79,322

1999
Total revenues .......................................        $90,014            $116,176            $36,169            $242,359
Identifiable long-lived assets .......................         46,504              35,083                376              81,963

1998
Total revenues .......................................        $92,367            $139,752            $29,992            $262,111
Identifiable long-lived assets .......................         47,237              37,588                350              85,175

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Certain background information regarding the current directors and executive officers is set forth below. Each director's and officer's term of office will expire on the date of the Company's annual meeting of stockholders for the year 2001. Several of the directors have had associations with companies affiliated with the Company. Brief descriptions of these affiliated companies are as follows:

     Pulsar Internacional, S.A. de C.V. ("Pulsar") is a diversified Mexican holding company with interests in the insurance, agriculture, technology, real estate, packaging, financial services, health care and other industries.

     Savia, S.A. de C.V. ("Savia") is a diversified Mexican holding company with interests in the insurance, agriculture, technology, and packaging industries.

     Seminis, Inc. ("Seminis") is the largest developer, producer and marketer of vegetable seeds in the world. Seminis is a majority-owned subsidiary of Savia.

Evelyn Berezin - Ms. Berezin (age 75) has been a venture capital consultant since 1987 from 1981 until 1987. Ms. Berezin is a director of Intelli-Check, Inc. and served as a director of CIGNA Corp. until 1995. Ms. Berezin has served as a director of the Company since 1996.

Dr. Peter Davis - Dr. Davis (age 56) is a member of the Executive Committee of Pulsar and has served since 1995 as a director of Seminis. Dr. Davis has served as an advisor to many companies affiliated with Pulsar since 1981. Dr. Davis was previously a professor at the Wharton School, where he also served as Director of the Wharton Applied Research Center and Director of Executive Education. Dr. Davis is a director of Kosan Biosciences, Inc. and has served as a director of the Company since 1996.

Bernardo Jimenez - Mr. Jimenez (age 47) became the Chief Executive Officer of the Company in October 1997. From 1993 to 1996, he served as the head of the Industrial Banking Division at the Vector Group, a financial services company in Mexico which is affiliated with Savia, the Vice President of New Business Development for Pulsar, and the Chief Financial Officer of Savia. He is a director of both Savia and Seminis and he has served as a director of the Company since 1996.

Dr. Gerald Laubach - Dr. Laubach (age 75) was the President of Pfizer, Inc., a pharmaceutical company, from 1972 to 1991. He served as a director of CIGNA Corp. and Millipore Corp. until 1996. Dr. Laubach has served as a director of the Company since 1996.

Dr. Eli Shlifer - Dr. Shlifer (age 69) has been a director of Seminis since January 1997. Dr. Shlifer has been a member of the executive committee of Pulsar since 1989 and has served as an advisor to many companies affiliated with Pulsar for more than ten years. Dr. Shlifer has served as a director of the Company since 1999.

Jorge Fenyvesi - Mr. Fenyvesi (age 50) joined the Company in July 1997, and was appointed Executive Vice President of the Company. Mr. Fenyvesi has been the President of DNAP since 1998. From 1994 to 1997, Mr. Fenyvesi was President of Dow Elanco Brazil and Commercial Director for Dow Elanco, Latin America and from 1992 to 1994 he was Research and Development Director for Dow Elanco, Latin America.

Arthur H. Finnel - Mr. Finnel (age 50) has been an Executive Vice President since October, 1997, and has been the Treasurer and Chief Financial Officer of the Company since 1996. From 1995 to 1996, he was a financial planning consultant to Savia and Bionova Mexico. From 1982 to 1995 he was an executive with Mars, Incorporated, where he held positions of General Manager and President of its Canadian pet food division and Vice President of Finance of Uncle Ben's, Inc.

Omar Diaz - Mr. Diaz (age 54) joined the Company in July 1997 as Vice President of Sales and Distribution for the Fresh Produce Division. Mr. Diaz was appointed Executive Vice President of the Company in 2000. From 1991 through 1997 Mr. Diaz was an executive of Cigarrera La Moderna ("CLM"), a Mexican tobacco company, where he held the positions of Vice President of Marketing and Export and Vice President of Sales and Distribution during his tenure. CLM was owned by Savia prior to its sale in December 1997.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and officers of the Company, and persons who beneficially own more than 10 percent of the Company's Common Stock, par value $0.01 per share ("Common Stock"), to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock. Directors, officers and more than 10 percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2000, and except that the Forms 5 required to be filed by Messrs. Jimenez, Finnel and Fenyvesi to report the granting of options in 1999 were inadvertently filed late, all Section 16(a) filing requirements applicable to its directors, officers and more than 10 percent beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information with respect to annual and long-term compensation paid or awarded to the Company's current chief executive officer and of the other three executive officers of the Company (together, the "Named Executive Officers") for or with respect to the fiscal years ended December 31, 2000, 1999, and 1998.


------------------------------------------------------------------------------------------------------------------------------------
                                                        ANNUAL COMPENSATION                        COMPENSATION AWARDS         OTHER
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              RESTRICTED    SECURITIES           ALL
                                            BASE                            OTHER ANNUAL           STOCK    UNDERLYING         OTHER
NAME AND                                  SALARY         BONUS              COMPENSATION          AWARDS       OPTIONS  COMPENSATION
PRINCIPAL POSITION            YEAR           ($)           ($)                       ($)             ($)           (#)           ($)
------------------------------------------------------------------------------------------------------------------------------------
Bernardo Jimenez,             2000       184,215            --    (3)                 --              --            --        --
------------------------------------------------------------------------------------------------------------------------------------
Chief Executive Officer       1999       469,940  (2)       --                     9,280  (6)         --            --        --
------------------------------------------------------------------------------------------------------------------------------------
                              1998       413,600       114,360                     9,330  (6)         --            --        --
------------------------------------------------------------------------------------------------------------------------------------

Jorge Fenyvesi,               2000       283,450            --    (3)            151,255  (5)         --            --        --
------------------------------------------------------------------------------------------------------------------------------------
Executive Vice President      1999       280,000       107,100                   182,670  (5)         --            --        --
------------------------------------------------------------------------------------------------------------------------------------
                              1998       280,000       130,900                   188,010  (5)         --            --        --
------------------------------------------------------------------------------------------------------------------------------------

Arthur H. Finnel,             2000       348,150  (2)       --    (3)             12,225  (6)         --            --     4,570 (7)
------------------------------------------------------------------------------------------------------------------------------------
Treasurer and Chief           1999       325,400  (2)   26,230                    12,890  (6)         --            --     4,570 (7)
------------------------------------------------------------------------------------------------------------------------------------
Financial Officer             1998       295,640        71,130                    12,590  (6)         --            --     2,120 (7)
------------------------------------------------------------------------------------------------------------------------------------

Omar Diaz,                    2000       287,860  (2)       --    (3)             12,175  (6)         --            --     2,125 (7)
------------------------------------------------------------------------------------------------------------------------------------
Executive Vice President      1999       284,595  (2)   76,115                    20,745  (6)         --            --     4,150 (7)
------------------------------------------------------------------------------------------------------------------------------------
                              1998        93,684  (4)       --                        --              --            --        --
------------------------------------------------------------------------------------------------------------------------------------

(1) Mr. Jimenez compensation was charged to Bionova Holding from January through April of 2000. Thereafter, Mr. Jimenez received no compensation for his services as Chief Executive of Bionova Holding.

(2) The base salary changes for Mr. Jimenez, Mr. Finnel and Mr. Diaz represent for the most part the combination of Mexican inflation adjustments and the relative stability of the Mexican peso from 1998 through 2000.

(3) Bonuses earned for 2000 performance had not been determined nor awarded as of the time of the issuance of this proxy.

(4)  Mr. Diaz joined the company in September, 1998.

(5) Includes $93,250, $87,510, and $89,327 in Federal and state income taxes paid on behalf of Mr. Fenyvesi with respect to certain benefits he received in 2000, 1999, and 1998, respectively. Includes certain expatriate bonuses, sign-on bonuses and education allowances in 2000, 1999, and 1998 amounting to $50,000, $50,000, and $50,000, respectively.

(6) Represents certain vacation and other allowances paid on behalf of the employees.

(7)  Represents contributions made by DNAP to 401(k) Retirement and Savings
     Plan.


OPTION GRANTS IN 2000

     No options were granted to any executive officer during the fiscal year ended December 31, 2000.

          AGGREGATED OPTION EXERCISES IN 2000 AND YEAR-END OPTION VALUES


                                                               NUMBER OF SECURITIES            VALUE OF UNEXERCISED IN-THE-
                           SHARES                             UNDERLYING UNEXERCISED             MONEY OPTIONS AT YEAR-END
                          ACQUIRED         VALUE              OPTIONS AT YEAR-END (#)                      ($)
                        ON EXERCISE      REALIZED         ------------------------------      ------------------------------
NAME                        (#)             ($)           EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
----------------------- -----------    ----------------- ----------------------------------- -----------------------------------
Bernardo Jimenez             0               0               25,950            77,850              0                 0
Jorge Fenyvesi               0               0               9,800             29,400              0                 0
Arthur H. Finnel             0               0               9,475             28,425              0                 0
Omar Diaz                    0               0               8,125             24,375              0                 0


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Compensation Committee are Evelyn Berezin and Dr. Gerald Laubach, both of whom are non-employee directors.

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

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     In accordance with the rules of the Securities and Exchange Commission (the "Commission"), the following report of the Compensation Committee of the Board of Directors and the information herein under "Performance Graph" shall not be deemed to be "soliciting material" or to be "filed" with the Commission, and such information shall not be deemed to be incorporated by reference into any statements or reports filed by the Company with the Commission that do not specifically incorporate such information by reference, notwithstanding the incorporation by reference of this Proxy Statement into any such statements or reports.


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

     The Committee has determined that it will collect and analyze survey data of a competitive peer group of companies at least every two years. In 2000, the Committee reviewed all of the compensation arrangements of the current group of executive officers. The Committee determined from this review, the specifics of which are clarified below, that the compensation of these individuals was somewhat higher than the mid-point of the competitive set, but consistent with the Company's needs at this point in its development to attract and retain individuals with the capabilities to drive the Company forward in this very rapidly changing and complex business environment.

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

     LONG-TERM INCENTIVES. The "1998 Long-Term Incentive Plan" that was recommended by the Committee and approved by shareholders provides equity-based incentive awards designed to attract and retain executives who can make significant contributions to the Company's success, reward executives for such significant contributions, and give executives a longer-term incentive to increase shareholder value. Pursuant to this plan, the Committee has the authority to grant a variety of long-term incentive awards based on the Common Stock of the Company, including stock options (both incentive options and non-qualified options), stock appreciation rights, restricted stock, dividend equivalents, and other types of incentive awards. Under the plan, the Committee has full authority to determine the provisions associated with the awards and administer the plan. The first grants under this Plan were made in April, 1999. Employees who received the grants included all officers of the Company, certain senior sales and administrative employees in the fresh produce segment of the business, and certain of the administrative employees and scientists in DNA Plant Technology Corporation ("DNAP"). These grants were determined based on a survey and analysis of the competition and the market in an effort to achieve a level above the median. Approximately 400,000 options were awarded in this first year. No options were granted in 2000. A proposal for option grants for the year 2001 currently is being evaluated. It is expected that the year 2001 options will be awarded to employees in April.

     OTHER COMPENSATION. The Company provides executives, officers and management with health, retirement and other benefits under plans generally available to the Company's employees. Mr. Fenyvesi also received certain educational and expatriate payments consistent with arrangements he had with his prior employer.

     COMPENSATION OF CHIEF EXECUTIVE OFFICER. Mr. Jimenez became the Chief Executive Officer of the Company on October 1, 1997. His compensation was and is a carryover of his arrangement as Chief Operating Officer of the agrobiotechnology division of Savia. His base salary, which is paid in Mexican pesos, was increased in 2000 consistent with the rate of inflation in Mexico. Mr. Jimenez received no bonus in 2000 due to the poor financial performance of the Company in 1999.
The Committee approves the compensation of the Chief Executive Officer of the Company on an annual basis.

     BY THE MEMBERS OF THE COMPENSATION COMMITTEE.

         Evelyn Berezin (Chairman) and Dr. Gerald Laubach.


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


[GRAPH OMITTED]

     [THE FOLLOWING TABLE WAS PRESENTED AS A GRAPH IN THE PRINTED MATERIAL]

                                                                  FISCAL YEAR ENDING
COMPANY/INDEX/MARKET               9/27/1996     12/31/1996     12/31/1997     12/31/1998     12/31/1999     12/29/2000
--------------------               ---------     ----------     ----------     ----------     ----------     ----------
Bionova Holding Corp                100.00        50.00            69.42         50.00           21.43           21.43
Customer Selected Stock List        100.00        91.97           115.87         78.61           42.39           33.33
S & P Composite                     100.00       108.34           144.48        185.77          224.86          204.39

1 The Peer Group is made up of the following companies: Chiquita Brands International, Inc., Cyanotech Corp., Dole Food Company, Inc., Fresh Del Monte Produce and Northland Cranberries A. Total return calculations were weighted according to each company's market capitalization.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth as of March 23, 2001, the shares of Common Stock beneficially owned by each director, each of the Named Executive Officers, and by all directors and executive officers as a group.

-----------------------------------------------------------------------------------------------------------

                                           POSITION IN              AMOUNT AND NATURE OF
                                         THE COMPANY OR            BENEFICIAL OWNERSHIP OF
                                         OTHER OFFICES              COMMON STOCK AS OF          PERCENT OF
     NAME                                     HELD                      MARCH 23, 2001             CLASS
-----------------------------------------------------------------------------------------------------------
Bernardo Jimenez                  Chief  Executive  Officer and           51,900 (1)                 *
                                  Director
-----------------------------------------------------------------------------------------------------------
Jorge Fenyvesi                    Executive Vice President                19,600 (1)                 *
-----------------------------------------------------------------------------------------------------------
Arthur H. Finnel                  Executive Vice President,               18,950 (1)                 *
                                  Treasurer and  Chief
                                  Financial Officer
-----------------------------------------------------------------------------------------------------------
Omar Diaz                         Executive Vice President                16,250 (1)                 *
-----------------------------------------------------------------------------------------------------------
Evelyn Berezin                    Director                                 8,326 (1)(2)              *
-----------------------------------------------------------------------------------------------------------
Dr. Peter Davis                   Director                                     0                     *
-----------------------------------------------------------------------------------------------------------
Dr. Gerald D. Laubach             Director                                 4,700 (1)                 *
-----------------------------------------------------------------------------------------------------------
Dr. Eli Shlifer                   Director                                     0                     *
-----------------------------------------------------------------------------------------------------------
All directors and executive                                              119,726 (3)                 *
officers of the Company as a
group (consisting of 8 persons)
-----------------------------------------------------------------------------------------------------------

*    Represents less than 1% of Common Stock outstanding on March 23, 2001.

(1) Includes options to purchase shares of Common Stock that are currently exercisable or that will be exercisable within sixty days as follows: Mr. Jimenez-- 51,900 shares; Mr. Fenyvesi-- 19,600 shares; Mr. Finnel-- 18,950 shares; Mr. Diaz-- 16,250 shares; Ms. Berezin-- 2,700 shares; and Dr. Laubach-- 4,700 shares.

(2) Includes 5,626 shares of Common Stock owned jointly by Ms. Berezin and her husband.

(3)  Gives effect to the above footnotes.

       Except as noted in the footnotes above, (i) none of such shares is known by the Company to be shares with respect to which such person has the right to acquire beneficial ownership, and (ii) the Company believes the beneficial holders listed above have sole voting and investment power regarding the shares shown as being beneficially owned by them.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

       The following table sets forth as of March 23, 2001, information with respect to the only person who was known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, which is the Company's only class of voting securities.

NAME AND ADDRESS                        NUMBER OF SHARES                PERCENT
OF BENEFICIAL OWNER                    BENEFICIALLY OWNED              OF CLASS
-------------------                    ------------------              --------
Bionova International, Inc. (1)            18,076,839                    76.6%
6701 San Pablo Avenue
Oakland, California  94608

(1) Bionova International, Inc., a Delaware corporation, is a wholly-owned subsidiary of Bionova, S.A. de C.V., a corporation organized under the laws of the United Mexican States ("Bionova Mexico"). Bionova Mexico is a wholly-owned subsidiary of Savia, S.A. de C.V. ("Savia"), a corporation organized under the laws of the United Mexican States.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

THE PURCHASE AGREEMENT AND THE CASH SUPPORT AGREEMENT

     On December 28, 2000 Bionova Holding and Savia, the indirect owner of 76.6% of Bionova Holding's outstanding common stock, entered into two agreements which will substantially change the business and financial structure of the Company. The Purchase Agreement ("Purchase Agreement"), to which Savia's subsidiary Bionova International, Inc. is also a party, contains four major components. First, Bionova Holding will sell its fresh produce farming and distribution business (including all of the debt and liabilities of the fresh produce business) to Savia for $48 million. In acquiring the fresh produce business Savia will purchase 100% of the shares held by Bionova Holding in ABSA and IPHC. The purchase price for the fresh produce business will be paid by the application of $48 million of advances previously made by Savia to Bionova Holding. The purchase price was determined through negotiations between the Company and Savia. This transaction is expected to close shortly after the Company obtains stockholder approval of the transaction.

     Second, on December 29, 2000 Bionova Holding issued 200 shares of convertible preferred stock to Bionova International for $63.7 million, which was paid through the application of all of the remaining outstanding advances previously made by Savia to Bionova Holding (other than the $48 million which will be applied to the sale of the fresh produce business). The 200 shares of preferred stock are convertible into 23,156,116 shares of common stock (a conversion ratio based on $2.75 per share) at any time after adoption and filing by the Company of a charter amendment increasing the authorized number of shares of Common Stock to at least 70,000,000.

     Third, Savia committed to enter into sublicense agreements whereby it or its affiliates will license to Bionova Holding certain technology rights that are important for Bionova Holding to move forward in its business.

Bionova Holding will be able to utilize these rights for research purposes without cost. Upon commercialization of products utilizing these technology rights the Company will be obligated to pay royalties to Savia and/or the owner of the technology.

     Fourth, the Purchase Agreement provides that in lieu of the rights offering previously contemplated by the 1998 Stock Purchase Agreement between Bionova International and Bionova Holding, Bionova Holding will issue to each of its stockholders rights to purchase two shares of Bionova Holding common stock for each share they own as of the date the registration statement relating to the rights offering is declared effective or such other record date as may be set by Bionova Holding's Board of Directors. The exercise price for the rights will be $2.50 per share. The rights will expire 60 days after issuance or at such other time as Savia and Bionova Holding's Special Committee of Independent Directors may agree. Each of Savia and Bionova International has agreed to surrender all of the rights it receives to Bionova Holding without exercising them. Therefore, after giving effect to the conversion of the preferred stock, Savia's beneficial interest in Bionova Holding will increase from 76.6% to 87.9%, and may increase further under the Cash Support Agreement described below.

     On December 28, 2000, Bionova Holding and Savia also entered into a Cash Support Agreement for 2001. This agreement provides that, during 2001, Savia will advance funds to Bionova Holding as requested to finance Bionova Holding's technology business. These advances will be applied to the purchase by Savia of (i.e., exchanged for) additional common shares when the sale of the fresh produce business is closed and thereafter through December 31, 2001. The purchase price to be paid by Savia for the additional shares under this Cash Support Agreement will be $2.50 per share prior to the expiration of the rights offering, and thereafter will be the higher of $2.50 per share or the average market price of Bionova Holding common stock. Bionova Holding currently has budgeted cash requirements for the calendar year 2001 in a range of $7 to $8 million. The Cash Support Agreement also acknowledges that if additional funds are required by Bionova Holding's fresh produce business prior to completion of the sale, Savia will be responsible for providing or arranging the financing.

     Due to the conflicts of interest affecting some of the Company's directors, the Company's Board of Directors created a special committee consisting of the Company's independent directors, Evelyn Berezin and Dr. Gerald Laubach, to participate in the negotiation of the terms of the sale of the fresh produce business and the Cash Support Agreement. The special committee retained U.S. Bancorp Piper Jaffray as its financial advisor. U.S. Bancorp Piper Jaffray delivered an opinion to the special committee that (i) the terms of the sale of the fresh produce business were fair to the Company from a financial point of view, (ii) the terms of the capitalization were fair to the Company from a financial point of view, and (iii) the terms of the Cash Support Agreement were fair to the Company from a financial point of view.

OTHER TRANSACTIONS WITH SAVIA AND ITS AFFILIATES

RESEARCH AGREEMENTS

     On September 26, 1996, Savia and DNAP entered into a Long Term Funded Research Agreement which provides that Savia, directly or through its affiliates, and DNAP will use their best efforts to agree on research projects to be conducted by DNAP for Savia or its affiliates which will result in payments to DNAP of $30 million over a ten-year period, with minimum funding (subject to carry forwards) of $9 million in any three-year period. Unless otherwise agreed by the parties, payments of at least $625,000 in respect of Savia's obligation to fund research projects are to be paid to DNAP at the beginning of each calendar quarter during the term of the Long Term Funded Research Agreement. Effective January 1, 1997, DNAP and Seminis Vegetable Seeds, Inc. ("SVSI"), a subsidiary of Savia, entered into a Long-Term Research Agreement pursuant to which DNAP provides research services to SVSI, which satisfies the minimum research commitments under DNAP's agreement with Savia. During 2000, SVSI paid DNAP $2,500,000 with respect to work under this agreement. As a provision of the Purchase Agreement between Savia and Bionova Holding, the long-term funded research agreement between DNAP and Savia was terminated on December 31, 2000, and the research agreement between DNAP and Seminis will be terminated no later than the closing of the sale of the fresh produce business. Bionova Holding is in the process of negotiating a new research agreement with Seminis, which is expected to take effect immediately upon the termination of the prior agreement.

FINANCING ARRANGEMENTS

     On March 22, 1999, Bionova Holding issued $100 million of Senior Guaranteed Floating Rate Notes due 2002. Bionova Holding's obligations under these notes were guaranteed by Savia, and Bionova Holding was charged a service fee of 1% by Savia relating to its guarantee on these notes. On April 13, 2000 the entire amount of the $100 million of Senior Guaranteed Floating Rate Notes was retired. Financing for this early retirement of the notes was provided by Savia. Savia agreed to provide this $100 million of financing in the form of advances on terms no less favorable than the terms of the Floating Rate Notes. Savia also agreed that Bionova Holding could defer all interest payments until the final maturity date of March 23, 2002, and that Bionova Holding would not be required to maintain any funds in an interest reserve account. On December 29, 2000 $52.0 million of the advances from Savia was capitalized and the balance of $48 million remains as an advance towards the sale of the fresh produce business to Savia.

     At December 31, 2000, Savia guaranteed $26.6 million of Bionova Holding's short-term bank loans, including amounts due to banks under various lines of credit facilities. All of these short-loans are associated with the Company's fresh produce business. Savia charged Bionova Holding a service fee of 1.5% relating to its guarantee on these notes.

     During 2000, Bionova Holding incurred expense of $0.7 million under these guarantee arrangements.

SERVICES AGREEMENT

     On July 1, 1996, Bionova Holding and Bionova, S.A. de C.V. ("Bionova Mexico") entered into an Administrative Services Agreement. This agreement provides that Bionova Mexico will render certain administrative and clerical services to Bionova Holding and its subsidiaries in return for payment equivalent to the compensation, benefits, and other overhead attributable to the employees of Bionova Mexico performing these services, all of which will be performed in Mexico. The initial term of the agreement was extended to December 31, 1996 and will continue thereafter for successive one-year terms unless either Bionova Holding or Bionova Mexico elects to terminate the agreement. In 2000, the amount billed by Bionova Mexico under this agreement was $4.5 million, of which $3.9 million was billed to the fresh produce business and the balance was billed to the continuing operations of the research and development business.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report:

          (1)  Financial Statements included in Item 8 herein:

                     Report of Independent Accountants
                     Consolidated Balance Sheet as of December 31, 2000 and 1999 Consolidated Statement of Operations and
                     Comprehensive Income and Loss for the years ended
                     December 31, 2000, 1999 and 1998 Consolidated
                     Statement of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998
                     Consolidated Statement of Cash Flows for years ended December 31, 2000, 1999 and 1998 Notes to
                     Consolidated Financial Statements

          (2) Financial Statement Schedules required to be filed by Item 8 of Form 10-K or by paragraph (d):

                     Schedule II: Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2000

          (3)  Exhibits:

EXHIBIT
NUMBER        DESCRIPTION
------        -----------

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

4.1***  Certificate of Designations for Series A Convertible Preferred Stock

10.1*   Loan Agreement dated as of January 26, 1996, between the Company and
        DNAP

10.2*   Assignment of Patents dated January 26, 1996, between the Company and
        DNAP

10.3* Sole Patent License Agreement dated as of January 26, 1996, between the Company and DNAP

10.4* Non-Exclusive Patent License Agreement dated as of January 26, 1996, between the Company and DNAP

10.5**  Promissory Note made January 25, 1999, by DNAP in favor of the Company

10.6 Governance Agreement dated as of September 26, 1996, between Savia and the Company (filed as an exhibit to the Company's current report on Form 8-K dated September 26, 1996 and incorporated herein by reference)

10.7 Long-Term Funded Research Agreement dated as of September 26, 1996, between Savia and DNAP (filed as an exhibit to the Company's current report on Form 8-K dated September 26, 1996 and incorporated herein by reference)

10.8** Long-Term Funded Research Agreement dated as of January 1, 1997, between Seminis Vegetable Seeds, Inc. and DNAP.

10.9** Credit Agreement dated November 19, 1998, among the Company, Harris Trust and Savings Bank, and certain other parties.

10.10** Amendment to Governance Agreement dated as of January 14, 1999, between
        Savia and the Company.

10.11 DNAP Holding Corporation 1998 Long-Term Incentive Plan (filed as an exhibit to the Company's proxy statement for the annual meeting of stockholders held on May 28, 1998 and incorporated herein by reference).

10.12***Purchase Agreement dated as of December 28, 2000 by and among BHC, Savia, S.A. de C.V. and Bionova International, Inc.

10.13***Cash Support Agreement dated as of December 28, 2000 by and between BHC and Savia, S.A. de C.V.

10.14***Funding Agreement dated as of April 12, 2000 by and between BHC and Savia, S.A. de C.V.

21.1    Subsidiaries

23.1    Consent of PricewaterhouseCoopers LLP

* Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-09975) and incorporated herein by reference.

** Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

*** Filed as an exhibit to the Company's current report of Form 8-K filed on January 12, 2001 and incorporated herein by reference.

    (b) Reports on Form 8-K

     On January 12, 2001, the Company filed a Current Report of Form 8-K dated December 29, 2000 relating to the issuance of preferred stock to Savia and the other transactions contemplated by the Purchase Agreement and the Cash Support Agreement.

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, Bionova Holding Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BIONOVA HOLDING CORPORATION
Date:  March  27, 2001

                                              By: /S/ BERNARDO JIMENEZ
                                              -------------------------------
                                                      Bernardo Jimenez,
                                                      Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.


              SIGNATURE                          TITLE                                  DATE
              ---------                          -----                                  ----
  /S/ BERNARDO JIMENEZ                 Chief Executive Officer                     March 27, 2001
  --------------------                 and Chairman of the Board
      Bernardo Jimenez                 (Principal Executive Officer)

  /S/ ARTHUR H. FINNEL                 Chief Financial Officer                     March 27, 2001
  --------------------                 (Principal Financial and
      Arthur H. Finnel                 Accounting Officer)

   /S/ EVELYN BEREZIN                  Director                                    March 27, 2001
   ------------------
      Evelyn Berezin

  /S/ PETER DAVIS                      Director                                    March 27, 2001
  -----------------
      Peter Davis

                                       Director
  -----------------
      Gerald Laubach

                                       Director
 ---------------
      Eli Shlifer

           SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                            THOUSANDS OF U.S. DOLLARS



                                                 ACCOUNTS            ADVANCES TO                                         OTHER
                                               RECEIVABLE                GROWERS            INVENTORIES                 ASSETS
                                       -------------------    -------------------    -------------------    -------------------
                                            Allowance for          Allowance for          Allowance for          Allowance for
                                        Doubtful Accounts               Doubtful            Slow Moving      Doubtful Accounts
                                        And Sales Returns               Accounts              Inventory
                                       -------------------    -------------------    -------------------    -------------------
Balance at December 31, 1997 ...........     $ 2,727                  $   988               $   127               $     0
    Provision ..........................         399                    2,107                   159                    --
    Write -off .........................        (991)                    (620)                 (146)                   --
    Recovery ...........................        (977)                      --                    --                    --
                                             -------                  -------               -------               -------
Balance at December 31, 1998 ...........       1,158                    2,475                   140                     0
    Provision ..........................         861                     --                   1,163                 2,572
    Write -off .........................         (63)                    --                     (34)                   --
    Recovery ...........................          --                     --                      --                    --
                                             -------                  -------               -------               -------
    Transfer of allowance ..............       1,617                   (1,617)                   --                    --
                                             -------                  -------               -------               -------
Balance at December 31, 1999 ...........       3,573                      858                 1,269                 2,572
    Provision ..........................       1,330                                            619                 2,856
    Transfer of allowance to net
       assets of discontinued
       operations ......................      (4,903)                    (858)               (1,888)               (5,428)
                                             -------                  -------               -------               -------
Balance at December 31, 2000                 $  --                    $  --                 $    --               $    --
                                             =======                  =======               =======               =======



INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION

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

4.1***   Certificate of Designations for Series A Convertible Preferred Stock

10.1*    Loan Agreement dated as of January 26, 1996, between the Company and
         DNAP

10.2*    Assignment of Patents dated January 26, 1996, between the Company and
         DNAP

10.3* Sole Patent License Agreement dated as of January 26, 1996, between the Company and DNAP

10.4* Non-Exclusive Patent License Agreement dated as of January 26, 1996, between the Company and DNAP

10.5**   Promissory Note made January 25, 1999, by DNAP in favor of the Company

10.6 Governance Agreement dated as of September 26, 1996, between Savia and the Company (filed as an exhibit to the Company's current report on Form 8-K dated September 26, 1996 and incorporated herein by reference)

10.7 Long-Term Funded Research Agreement dated as of September 26, 1996, between Savia and DNAP (filed as an exhibit to the Company's current report on Form 8-K dated September 26, 1996 and incorporated herein by reference)

10.8** Long-Term Funded Research Agreement dated as of January 1, 1997, between Seminis Vegetable Seeds, Inc. and DNAP.

10.9** Credit Agreement dated November 19, 1998, among the Company, Harris Trust and Savings Bank, and certain other parties.

10.10** Amendment to Governance Agreement dated as of January 14, 1999, between Savia and the Company.

10.11 DNAP Holding Corporation 1998 Long-Term Incentive Plan (filed as an exhibit to the Company's proxy statement for the annual meeting of stockholders held on May 28, 1998 and incorporated herein by reference).

10.12*** Purchase Agreement dated as of December 28, 2000 by and among BHC,
         Savia, S.A. de C.V. and Bionova International, Inc.

10.13*** Cash Support Agreement dated as of December 28, 2000 by and between BHC and Savia, S.A. de C.V.

10.14*** Funding Agreement dated as of April 12, 2000 by and between BHC and Savia, S.A. de C.V.

21.1     Subsidiaries

23.1     Consent of PricewaterhouseCoopers LLP

* Filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-09975) and incorporated herein by reference.

** Filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

*** Filed as an exhibit to the Company's current report of Form 8-K filed on January 12, 2001 and incorporated herein by reference.