Form 10-Q
period 2001-03-31
BIONOVA HOLDING CORP
filed 2001-05-15
CIK 1020866

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

 |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934 For the quarterly period ended March 31, 2001

                                       or

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

      As of May 9, 2001, 23,588,031 shares of common stock, par value $0.01 per share, of Bionova Holding Corporation were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BIONOVA HOLDING CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                            THOUSANDS OF U.S. DOLLARS
                      (EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                 -------------------------
                                                                                   March 31,  December 31,
                                                                                     2001        2000
                                                                                 -------------------------
ASSETS

Current assets:
  Cash and cash equivalents ..................................................   $     229    $     233
  Accounts receivable, net ...................................................       1,378        1,683
  Net assets of discontinued operations (see note 3) .........................      64,426       60,552
  Inventories, net ...........................................................         346          352
  Other current assets .......................................................         138          215
                                                                                 ---------    ---------
  Total current assets .......................................................      66,517       63,035
Property, plant and equipment, net ...........................................         950          932
Patents and trademarks, net ..................................................      14,329       14,765
Goodwill, net ................................................................       8,014        8,144
Other assets .................................................................          68           65
                                                                                 ---------    ---------
Total assets .................................................................   $  89,878    $  86,941
                                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses ......................................   $   2,672    $   3,388
  Accounts due to related parties ............................................       3,374          477
  Advances towards sale of discontinued operations (see note 3) ..............      64,426       60,552
                                                                                 ---------    ---------
   Total current liabilities .................................................      70,472       64,417
Contingencies (see note 8)
Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000 shares authorized, 200 shares issued and outstanding at March 31, 2001 and December 31,
  2000 (liquidation value of $10,000 per share) ..............................          --           --
  Common stock, $0.01 par value, 50,000,000 shares
  authorized, 23,588,031 shares issued and outstanding at March 31, 2001 and
  December 31, 2000...........................................................         236          236
  Additional paid-in capital .................................................     165,023      168,897
  Accumulated deficit ........................................................    (145,853)    (146,609)
                                                                                 ---------    ---------
  Total stockholders' equity .................................................      19,406       22,524
                                                                                 ---------    ---------
Total liabilities and stockholders' equity ...................................   $  89,878    $  86,941
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

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                   ----------------------------
                                                                                           2001            2000
                                                                                   ------------    ------------
Total revenues .................................................................   $        595    $      1,493
                                                                                   ------------    ------------
Selling and administrative expenses ............................................          1,190           1,377
Research and development expenses ..............................................          1,635           1,538
Amortization of goodwill, patents and trademarks ...............................            566             502
                                                                                   ------------    ------------
                                                                                          3,391           3,417
                                                                                   ------------    ------------

Operating loss .................................................................         (2,796)         (1,924)
                                                                                   ------------    ------------

Interest expense ...............................................................            (79)         (3,760)
Interest income ................................................................              5             152
                                                                                   ------------    ------------
                                                                                            (74)         (3,608)
                                                                                   ------------    ------------

Loss from continuing operations before discontinued
operations .....................................................................         (2,870)         (5,532)


Discontinued operations:
  Income (loss) from operations of fresh produce
  business .....................................................................          3,626          (4,148)
                                                                                   ------------    ------------

Net income (loss) ..............................................................            756          (9,680)

Other comprehensive income (loss) net of tax:
    Foreign currency translation adjustments ...................................             --              --
                                                                                   ------------    ------------

Comprehensive income (loss) ....................................................   $        756    $     (9,680)
                                                                                   ------------    ------------

Loss per share from continuing operations ......................................   $      (0.12)          (0.23)
Income (loss) per share from discontinued
operations .....................................................................           0.15           (0.18)
                                                                                   ------------    ------------
Net income (loss) per share - basic and diluted ................................   $       0.03    $      (0.41)
                                                                                   ------------    ------------

Weighted average number of common shares
outstanding.....................................................................     23,588,031      23,588,031

     The accompanying notes are an integral part of these financial statements.

                           BIONOVA HOLDING CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                            THOUSANDS OF U.S. DOLLARS

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                   ----------------------------
                                                                                           2001            2000
                                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ..............................................................   $        756    $     (9,680)
Items not affecting cash:
  Depreciation .................................................................             60              60
  Amortization of goodwill, patents and trademarks .............................            566             502
Net changes (exclusive of subsidiaries acquired or divested) in:
  Accounts receivable and advances to growers, net .............................            305          (2,331)
  Inventories ..................................................................              6              --
  Net assets of discontinued operations ........................................         (3,874)          4,182
  Other assets .................................................................             74           7,593
  Accounts payable and accrued expenses ........................................           (716)           (136)
                                                                                   ------------    ------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ............................         (2,823)            190
                                                                                   ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of property, plant and equipment ...................................            (82)             (9)
  Proceeds from sale of property, plant and equipment ..........................              4              --
                                                                                   ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES ..........................................            (78)             (9)
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts due to related parties ................................................          2,897            (192)
                                                                                   ------------    ------------

NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES .....................................................................          2,897            (192)
                                                                                   ------------    ------------

Net increase (decrease) in cash and cash equivalents ...........................             (4)            (11)
Cash at beginning of year ......................................................            233             207
                                                                                   ------------    ------------
Cash at end of period ..........................................................   $        229    $        196
                                                                                   ------------    ------------


     The accompanying notes are an integral part of these financial statements.

                           BIONOVA HOLDING CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1 - BASIS OF PRESENTATION

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

         In management's opinion, the accompanying unaudited consolidated financial statements for Bionova Holding for the three month period ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its 2000 10-K for the fiscal year ended December 31, 2000. Footnotes which would substantially duplicate disclosures in the Company's audited financial statements for the fiscal year ended December 31, 2000 contained in the 2000 10-K report have been omitted. The interim financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending December 31, 2001.

GOING CONCERN

         The Company incurred a net loss of $42.1 million and an operating cash flow deficiency of $22.1 million for the year ended December 31, 2000. The loss in fiscal year 2000 included a significant loss from discontinued operations, but also stemmed from significant research and development expenditures, administrative expenses and financing expenses associated with the Company's highly leveraged financial position. The Company also sustained significant operating losses and operating cash flow deficiencies in 1999 and 1998. Although the Company had net income of $0.8 million in the quarter ended
March 31, 2001, the Company used $2.8 million of cash in operations in this same quarter and management anticipates the Company will incur a net loss and an operating cash flow deficiency for the year ending December 31, 2001. Due to the continuing losses and operating cash flow deficiencies, there is substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 - NET LOSS PER COMMON SHARE

         The weighted average number of common shares outstanding during the three month periods ended March 31, 2001 and 2000 was 23,588,031.

         The following table sets forth the potential shares of common stock that are not included in the diluted net income or loss per share attributable to common stockholders because to do so would be anti-dilutive for the periods indicated (in thousands):


                                                                   (THOUSANDS OF SHARES)
                                                                 -----------------------
                                                                         MARCH 31
                                                                 -----------------------
                                                                   2001             2000
                                                                 -----------------------
Effect of dilutive securities:
    Convertible preferred stock outstanding                      23,156               --
    Stock options outstanding                                       326              362
    Warrants outstanding                                             --              407

NOTE 3 - DISCONTINUED OPERATIONS

         On December 28, 2000 Bionova Holding Corporation (" the Company") and its parent company, Savia, S.A. de C.V., entered into a Purchase Agreement to which Savia's subsidiary, Bionova International, Inc. is also a party. Among other commitments and conditions the Company agreed to sell its fresh produce farming and distribution business segments ("fresh produce business"), including all of the debt and liabilities of the business, to Savia for $48 million. The purchase price for the business will be paid by the application of $48 million of advances previously made by Savia to the Company. Also, on December 29, 2000 the Company issued 200 shares of convertible preferred stock to Bionova International for $63.7 million, which was paid through the application of all of the remaining outstanding advances previously made by Savia to the Company (other than the $48 million which will be retired upon the sale of the fresh produce business). These 200 shares of preferred stock are convertible into 23,156,116 shares of common stock (a conversion ratio based on $2.75 per share) at any time after adoption and filing by the Company of a charter amendment increasing the authorized number of shares of Common Stock to at least 70,000,000.

         For accounting purposes, the sale of the fresh produce business and the sale of the Series A convertible preferred stock were accounted for as transactions between entities under common control. No gain or loss is recognized on the transactions as any differences between cash received and assets transferred to the parent are treated as capital contributions or distributions. Accordingly, the Company accounted for the $111.7 million in cash received (in the form of advances retired) from Savia and its subsidiary, Bionova International, Inc., as follows:

1. The sale of the fresh produce business was accounted for at historical cost, and $64.4 million of the proceeds have been included as advances towards the sale of discontinued operations on the balance sheet.

2. The sale of Series A convertible preferred stock was recorded at $34.7 million, which represents the market value of the common stock on December 29, 2000, the date of the transaction, into which the Series A convertible preferred shares may be converted.

3. The remaining $12.6 million was accounted for as an additional capital contribution.

         In addition, the Company accrued interest expense totaling $9.9 million related to the advances from Savia and its subsidiary, Bionova International, Inc., from April 13 through December 29, 2000. As a result of these transactions, the interest is not payable and the reversal of accrued interest was accounted for as an additional capital contribution.

         The effective date of December 29, 2000 is the measurement date referred to when discussing the results of operations of this business elsewhere in this Form 10-Q.

         The presentation of the discontinued operations includes segregation of the operating results in the Consolidated Statement of Operations and Comprehensive Income and Loss for the quarters ended March 31, 2001 and 2000. The net assets and cash flows of the discontinued operations are segregated in the Consolidated Balance Sheet at March 31, 2001 and December 31, 2000 and in the Consolidated

Statement of Cash Flows for the quarters ended March 31, 2001 and 2000. Accordingly, the revenues, costs and expenses, assets and liabilities and cash flows of these discontinued operations have been excluded from the respective captions in the Consolidated Statement of Operations and Comprehensive Income and Loss, Consolidated Balance Sheet and Consolidated Statement of Cash Flows and have been reported as "Loss from operations of fresh produce business," "Net assets of discontinued operations," and as "Net changes in: Net assets of discontinued operations" for the periods noted above. The results of discontinued operations do not include any interest expense or management fees allocated by the Company. Data presented for earnings per share reflect the reclassification of the discontinued operations.

         The results of the discontinued operations through the appropriate measurement dates are summarized as follows (in thousands of dollars):


                                                                 FARMING        DISTRIBUTION        TOTAL
                                                                 -------        ------------       -------

QUARTER ENDED MARCH 31, 2001
----------------------------
Revenues......................................................   $   406           $  65,242        $65,648
Income before provision for income taxes......................     1,599               2,899          4,498
Income tax expense............................................        --                (427)          (427)
Income from operations, net of income taxes
  and minority interest.......................................     1,195               2,431          3,626
Net income....................................................     1,195               2,431          3,626

QUARTER ENDED MARCH 31, 2000
----------------------------
Revenues......................................................   $   196           $  55,564        $55,760
Income (loss) before provision for income taxes...............    (5,778)              1,238         (4,540)
Income tax expense............................................        --                (112)          (112)
Income (loss) from operations, net of
  income taxes and minority interest..........................    (5,375)              1,226         (4,149)
Net income (loss).............................................    (5,375)              1,226         (4,149)

         For financial reporting purposes, the assets and liabilities attributable to undisposed discontinued operations have been classified in the consolidated balance sheet as net assets of discontinued operations and consists of the following (in thousands of dollars):

                                                                 FARMING        DISTRIBUTION        TOTAL
                                                                 -------        ------------       -------
AT MARCH 31, 2001
-----------------
Current assets................................................   $ 30,298         $ 27,223         $ 57,521
Total assets..................................................     75,184           50,498          125,682
Current liabilities...........................................     32,299           25,260           57,559
Total liabilities.............................................     32,314           26,321           58,635
Minority interest.............................................       (505)           2,991            2,486
Accumulated other comprehensive income (loss).................         --              135              135
Net assets of discontinued operations.........................   $ 43,375         $ 21,051         $ 64,426

AT DECEMBER 31, 2000
--------------------
Current assets................................................   $  22,672       $  38,981        $  61,653
Total assets..................................................      84,880          44,038          128,918
Current liabilities...........................................      30,396          35,438           65,834
Total liabilities.............................................      30,415          35,622           66,037
Minority interest.............................................      (1,145)          3,214            2,069
Accumulated other comprehensive income........................           0             260              260
Net assets of discontinued operations.........................   $  55,610        $  4,942        $  60,552


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

         EXCEPT AS NOTED, THE FOOTNOTES TO THESE FINANCIAL STATEMENTS REFLECT BALANCES OF CONTINUING OPERATIONS AS OF MARCH 31, 2001 AND DECEMBER 31, 2000. INCOME AND EXPENSE DISCLOSURES IN THE FOOTNOTES TO THESE FINANCIAL STATEMENTS, UNLESS OTHERWISE NOTED, REFLECT ONLY THOSE FROM CONTINUING OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000.

NOTE 4 - INVENTORIES

         Inventories consist of the following:

         Inventories were comprised of the following:


                                                                                  THOUSANDS OF U.S. DOLLARS
                                                                          -------------------------------------------
                                                                                  MARCH 31,             DECEMBER 31,
                                                                                       2001                     2000
                                                                          ------------------      ------------------
Finished produce......................................................              $  333                   $  332
Spare parts and materials.............................................                  13                       20
                                                                          ------------------      -------------------
                                                                                    $  346                   $  352
                                                                          ==================      ===================


NOTE 5 - RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 6 - SEGMENT REPORTING

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


                                                                   THOUSANDS OF U.S. DOLLARS

                                                                                                 Total of
                                                    Discontinued         Research and           Reportable
                                                     Operations           Development            Segments
                                                  ----------------     ----------------      ----------------
JANUARY 1 - MARCH 31, 2001
Total revenues.............................          $  65,648             $    595             $  66,243
Operating income (loss)....................              5,168               (2,796)                2,372
Depreciation and amortization..............              1,160                  625                 1,785
Identifiable assets at  March 31 (1).......            123,226               25,155               148,381
Acquisition of long-lived assets...........              2,849                   82                 2,931

JANUARY 1 - MARCH 31, 2000
Total revenues.............................          $  55,761             $  1,493             $  57,254
Operating income (loss)....................             (4,223)              (1,924)               (6,146)
Depreciation and amortization..............                790                  562                 1,352
Identifiable assets at March 31 (1)........            115,840               34,326               150,166
Acquisition of long-lived assets...........                557                    9                   566

NOTES:

1. IDENTIFIABLE ASSETS for segments are defined as total assets less cash in banks, deferred income taxes and investment in shares.

Reconciliation of the segments to total consolidated amounts is set forth below:


                                                                        THOUSANDS OF U.S. DOLLARS

                                                                          JANUARY 1 - MARCH 31
                                                                         2001               2000
                                                                    ---------------     --------------
REVENUES
    Total segment revenues.......................................    $  66,243          $  57,254
    Revenues of discontinued operations..........................      (65,648)           (55,761)
                                                                    ---------------     --------------
    Consolidated revenues........................................          595              1,493
                                                                    ===============     ==============

INCOME BEFORE TAXES
    Total operating income (loss) from reportable segments.......        2,372             (6,146)
    Interest, net................................................          (74)            (3,609)
    Operating (income) loss of discontinued operations...........       (5,168)             4,223
                                                                    ---------------     --------------
    Consolidated loss before taxes...............................       (2,870)            (5,532)
                                                                    ===============     ==============

ASSETS
    Total segment identifiable assets............................      148,381            150,166
    Unallocated and corporate assets (1).........................          297                261
    Total assets of discontinued operations......................     (123,226)          (115,840)
    Net assets of discontinued operations........................       62,426             62,058
                                                                    ---------------     --------------
    Consolidated assets..........................................       89,878             96,645
                                                                    ===============     ==============

  NOTES:

1. Includes Bionova Holding's and segments' cash in banks, deferred income taxes and other corporate assets.

Revenue from external customers by product/service category is set forth below:


                                                                    (THOUSANDS OF U.S. DOLLARS)
                                                                                                      Total of
                                                        Discontinued        Research and            Reportable
                                                          Operations         Development              Segments
                                                      ---------------     ---------------      ----------------
JANUARY 1 - MARCH 31, 2001
Core vegetables (1).......................               $ 35,546           $   --                 $ 35,546
Fruits and other fresh produce (2)........                 30,102               --                   30,102
Contracted R&D revenue....................                     --              595                      595
Licensed technology and royalties.........                     --               --                       --
                                                      ---------------     ---------------      ----------------
Total.....................................                 65,648              595                   66,243

JANUARY 1 - MARCH 31, 2000
Core vegetables (1).......................               $ 33,549           $   --                 $ 33,549
Fruits and other fresh produce (2)........                 22,212               --                   22,212
Contracted R&D revenue....................                     --            1,218                    1,218
Licensed technology and royalties.........                     --              275                      275
                                                      ---------------     ---------------      ----------------
Total.....................................                 55,761            1,493                   57,254

NOTES:

1.   Core vegetables include tomatoes, bell peppers and cucumbers.
2. Fruits and other fresh produce include papayas, mangoes, grapes, melons, watermelons and others.

NOTE 7 - SUBSEQUENT EVENTS: RESTRUCTURING OF TECHNOLOGY BUSINESS

         On April 24, 2001 Bionova Holding announced it was refocusing the strawberry growing and development operations contained in Bionova Holding's subsidiary, VPP Corporation, and making a significant reduction in the staffing of its technology operations. These actions were taken to conserve cash resources while the technology group continues to concentrate on the development of its trait genomics platform and seeks to develop new sources of funding and strategic options for its technology business.

         The re-structuring of the strawberry business involves the termination of the Company's breeding program along with the cessation of its strawberry research efforts. These actions will save more than $1 million in 2001, and could even generate some funds if the breeding assets can be sold to third party growers. The Company intends to preserve its strawberry intellectual property until such time that it can re-initiate its research efforts in this area.

         The reduction in staffing at DNAP, which will be completed in June, will result in the elimination of 43 jobs at DNAP and a reduction in the annual payroll of more than $2.5 million. Of the 29 employees being retained, 18 are scientists who will focus on the development of key technologies essential to Bionova Holding's proprietary position in the functional genomics space. All employee-related expenditures are being reduced in a corresponding manner, and the Company is attempting to significantly reduce other overhead and its facility expenses. A charge of approximately $4 million currently is anticipated to be recorded in the second quarter of 2001 to write down certain assets of the strawberry business and for severance costs associated with the employees being separated. This charge could be adjusted up or down depending on the final value placed on the strawberry assets being retained and the final price obtained on the assets being sold.

         Beyond the short-term savings these actions will generate, the primary goal of this restructuring is to reduce the annual cash burn rate of the technology group to a level no greater than $3 million. In conjunction with an estimated $1 million of corporate overhead on a per annum basis, Bionova Holding will require approximately $4 million of funding per annum for 2002 and beyond. The Company expects to work with a financial advisor to help it evaluate its alternatives.

NOTE 8--CONTINGENCIES

         On August 29, 1997, a lawsuit styled GRACE BROTHERS, LTD. V. DNAP HOLDING CORPORATION, DNA PLANT TECHNOLOGY CORPORATION AND DOES 1 THROUGH 20 INCLUSIVE was filed in the Superior Court of the State of California, County of Alameda. This claim arose out of the Merger ("the Merger") on September 26, 1996 of DNAP with a wholly-owned subsidiary of Bionova Holding. In the Merger, shares of DNAP's Preferred Stock were converted into the right to receive shares of common stock of Bionova Holding. The plaintiff alleged that it owned shares of Preferred Stock and that DNAP breached its contractual obligations to the plaintiff by, among other things, not providing special conversion privileges to the preferred stockholders. The plaintiff also alleged that the former holders of DNAP common stock were unjustly enriched by DNAP's alleged breach of the Certificate of Designation. On February 17, 1999, the Court granted Bionova Holding's and DNAP's Motion for Summary Judgment and dismissed all of the plaintiff's claims. The plaintiff then appealed the judgment to the California Court of Appeals, and on January 30, 2001, the Court of Appeals reversed the trial court's entry of judgment in favor of Bionova Holding and DNAP and remanded the matter to the trial court for further proceedings. Bionova Holding and DNAP have filed a Petition for Review with the California Supreme Court. DNAP denies any wrongdoing or liability in this matter and intends to vigorously contest this lawsuit.

         The Company, DNAP, and former directors of DNAP also have been defendants in three other shareholder litigation actions stemming from the Merger. These actions all were decided in favor of the Company, its affiliates, and directors at the trial court level. All three of these cases currently are under appeal. Bionova Holding and DNAP deny any wrongdoing and liability in these matters and intend to vigorously contest these lawsuits. Please see the Company's Form 10-K for the year ended December 31, 2000 that was filed on April 2, 2001 for further discussion on the Company's pending litigation.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

         Revenues of RESEARCH AND DEVELOPMENT declined from $1.5 million in the first quarter of 2000 to $0.6 million in the first quarter of 2001. The revenue decline was attributable to lower revenues recorded on the research activities being conducted on behalf of Seminis and a reduction in royalty revenues.

         Selling and administrative expenses decreased from $1.4 million in the first quarter of 2000 to $1.2 million in the first quarter of 2001 due to reductions in corporate overhead compensation allocated to the ongoing operations of the research and development business.

         Research and development expenses increased by $0.1 million from the first quarter of 2000 to the same quarter in 2001 due primarily to salary increases awarded in March of 2000.

         Interest expense declined from $3.8 million in the first quarter of 2000 to $0.1 million in first quarter of 2001. During the first quarter of 2000 the Company was paying interest on its $100,000,000 of Senior Guaranteed Floating Rate Notes which were retired on April 13, 2000. The interest expense incurred during the first quarter of 2001 relates to advances made by Savia in the first quarter of 2001. It is expected these advances will be capitalized when the sale of the fresh produce business is completed in accordance with the Purchase Agreement concluded on December 29, 2000.

         Interest income declined from $0.2 million in the first quarter of 2000 to almost zero in the first quarter of 2001. This decline was due to the elimination of the Company's interest reserve account supporting the Floating Rate Notes and which earned interest on the average balances held in this account during the first quarter of 2000.

         The turnaround from a $4.1 million net loss in the discontinued operations of the fresh produce business in the first quarter of 2000 to net income of $3.6 million in the first quarter of 2001 was primarily a result of significantly better market conditions in the United States this year versus prior year and the re-structuring of business operations undertaken in 2000. Revenues were 9.8% higher overall. Farming operating profit improved from a loss of $3.2 million to a positive profit of $2.6 million from the first quarter of 2000 to the same quarter in 2001. This improvement was due primarily to better pricing for the Company's products and lower administrative expenses due to the restructuring undertaken in 2000. An improvement of $3.6 million in the operating profit of the distribution businesses was achieved due to higher prices and volumes in the U.S. markets in the first quarter of 2001 as compared with the first quarter of 2000 and the elimination of write offs in this segment of the business that occurred in the first quarter of 2000.

CAPITAL EXPENDITURES

         During the first quarter of 2001 the Company made capital investments of $0.1 million, the majority of which was spent to purchase computer hardware and software required for the new trait genomics platform.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 2001, the Company used $2.8 million of cash in operating activities. Cash provided from the results of operations amounted to $1.4 million (i.e., net income as adjusted for items not affecting cash, including minority interest, depreciation, amortization, and allowances for uncollectible receivables). Working capital requirements increased by $4.2 million during the first three months of 2000 due to a $3.9 million increase in the net assets of the discontinued operations of the fresh produce business and a decline in accounts payable of $0.7 million.

         As a result of the Company's operating losses during the past three years and management's anticipation that the Company will incur a net loss and an operating cash flow deficiency for the year ending December 31, 2001, there continues to be substantial doubt about the Company's ability to continue as a going concern. Management has been and is continuing to address the Company's financial condition by selling assets, exiting the fresh produce business, re-structuring its technology business to reduce the cash burn in 2001 and beyond, and by entering into a Cash Support Agreement for 2001 with Savia. In the first quarter of 2001 Savia provided to the Company $2.9 million of funding under this agreement to fund the activities of the technology business and to cover corporate overheads. There can be no assurance that the actions the Company is taking will result in sufficient working capital to significantly improve the Company's current financial position or its results of operations. The Company also is dependent on Savia to meet its commitments under the Cash Support Agreement, which is in doubt due to recent declines in Savia's financial position and the significant debt obligations it must service. While the Company is actively seeking to develop alternative sources of funding, there can be no assurance the Company will be able to meet its obligations in 2001 nor secure funds beyond the 2001 calendar year. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         While Bionova International, Inc. ("BII") has agreed to vote its shares in favor of the transaction to sell the Company's fresh produce business to Savia, any disruptions which would cause BII to withhold its vote or vote no to this transaction or any failure to achieve other approvals, such as those required of certain regulatory authorities in the United States and Mexico, could result in a failure to complete this transaction. If the transaction is not completed, then the Company's debt and/or other financial obligations will continue to increase due to the funding that Savia is required to provide during 2001 for operations and accruing interest expense on these advances. It is highly unlikely the Company will be able to generate the necessary funds to pay these obligations when they become due in 2002.

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

EVEN IF WE DO COMPLETE THE SALE OF THE FRESH PRODUCE BUSINESS, WE MAY NOT BE ABLE TO OBTAIN THE FINANCING NECESSARY TO IMPLEMENT OUR BUSINESS PLAN

         The Company sustained losses in 1998, 1999 and 2000. While most of these losses arose in the fresh produce business, the Company's technology business also lost money in each of those years. Moreover, we do not expect the technology business to become profitable for at least three years, and it may never become profitable. Therefore, the Company will need additional financing to achieve its growth and technology objectives and to fund working capital requirements, capital expenditures and the purchase and development of new technologies.

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

WE MAY NOT COMPLETE THE DEVELOPMENT OF, OR BE ABLE TO SUCCESSFULLY COMMERCIALIZE NEW TECHNOLOGY PRODUCTS AND SERVICES

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The table below provides information about the Company's derivative financial instruments consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Weighted average variable rates are based on implied forward rates in the yield curve on March 31, 2000. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars and Mexican pesos, and are indicated accordingly in the tables below.


                                                                                EXPECTED MATURITY DATE
                                                    ------------------------------------------------------------------------
                                                                                               There                   Fair
                                                      2001       2002      2003      2004      After      Total       Value
                                                    ------      ------    ------    ------    ------     -------     -------
Short-term debt:
($US equivalent in millions)
    U.S. dollar variable rate..........             $ 14.8                                               $ 14.8      $ 14.8
      Average interest rate............                 9%
    Peso variable rate (in $US)........             $  1.6                                               $  1.6      $  1.6
      Average interest rate............                26%
Long-term debt:
    U.S. dollar fixed rate.............             $  0.6                                                $ 0.6       $ 0.6
      Average interest rate............                10%
    U.S. dollar variable rate..........             $  0.3      $  0.2    $  0.1      $0.1      $ 0.7     $ 1.4       $ 1.4
      Average interest rate............                10%         10%       10%       10%        10%

         The Company tries to use the most cost-effective means to fund its operating and capital needs. Fixed or variable debt will be borrowed in both U.S. dollars and Mexican pesos. The Company borrows Mexican pesos to provide for its working capital needs in its Mexican operations. To minimize exchange risk associated with the importation of products, the Company will enter into forward exchange contracts where the functional currency to be used in the transaction is dollars. At
March 31, 2000, approximately 30% of the Company's long-term debt is fixed rate debt and 70% is variable rate debt. All of the fixed rate long-term debt is denominated in U.S. dollars. All of the long-term variable rate debt is denominated in U.S. dollars.

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


                                                                                            Fair
                                                          2001            Total            Value
                                                        ------            -----            -----
On-Balance sheet
Financial Investments
        ($US equivalent in millions)

    Peso short-term debt:
      Variable rate (in $US)..................            $ 1.6           $ 1.6            $ 1.6
      Average interest rate...................              26%
      Expected maturity or
        Transaction date......................          Dec. 31

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

COMMODITY PRICE RISK

The table below provides information about the Company's fresh produce growing crops inventory and fixed price contracts that are sensitive to changes in commodity prices. For inventory, the table presents the carrying amount and fair value at March 31, 2000. For the fixed price contracts, the table presents the notional amounts in Boxes, the weighted average contract prices, and the total dollar contract amount by expected maturity dates, the latest of which occurs within one year from the reporting date. Contract amounts are used to calculate the contractual payments and quantity of fresh produce to be exchanged under futures contracts.


                                             AT MARCH 31, 2000
                                           --------------------
                                                                                   Carrying            Fair
                                                                                    Amount            Value
                                                                                   --------           -----
         On-balance sheet commodity position:
             Fresh produce crops in process inventory ($US in millions)....           $7.0             $7.0

         Fixed price contracts:
             Contract volumes  (2,169,628 boxes)
             Weighted average unit price (per 2,169,628 boxes).............          $8.53            $8.53
             Contract amount ($US in millions).............................          $18.5            $18.5

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

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

RESTRUCTURING OF TECHNOLOGY BUSINESS

         On April 24, 2001 Bionova Holding announced it was refocusing the strawberry growing and development operations contained in Bionova Holding's subsidiary, VPP Corporation, and making a significant reduction in the staffing of its technology operations. These actions were taken to conserve cash resources while the technology group continues to concentrate on the development of its trait genomics platform and seeks to develop new sources of funding and strategic options for its technology business.

         The re-structuring of the strawberry business involves the termination of the Company's breeding program along with the cessation of its strawberry research efforts. These actions will save more than $1 million in 2001, and could even generate some funds if the breeding assets can be sold to third party growers. The Company intends to preserve its strawberry intellectual property until such time that it can re-initiate its research efforts in this area.

         The reduction in staffing at DNAP, which will be completed in June, will result in the elimination of 43 jobs at DNAP and a reduction in the annual payroll of more than $2.5 million. Of the 29 employees being retained, 18 are scientists who will focus on the development of key technologies essential to Bionova Holding's proprietary position in the functional genomics space. All employee-related expenditures are being reduced in a corresponding manner, and the Company is attempting to significantly reduce other overhead and its facility expenses. A charge of approximately $4 million currently is anticipated to be recorded in the second quarter of 2001 to write down certain assets of the strawberry business and for severance costs associated with the employees being separated. This charge could be adjusted up or down depending on the final value placed on the strawberry assets being retained and the final price obtained on the assets being sold.

         Beyond the short-term savings these actions will generate, the primary goal of this restructuring is to reduce the annual cash burn rate of the technology group to a level no greater than $3 million. In conjunction with an estimated $1 million of corporate overhead on a per annum basis, Bionova Holding will require approximately $4 million of funding per annum for 2002 and beyond. The

Company expects to work with a financial advisor to help it evaluate its alternatives.

EXECUTIVE AND DIRECTOR CHANGES

         Jorge Fenyvesi, President of DNA Plant Technology Corporation and an executive vice president of the Company, left DNAP in early May to assume new responsibilities in affiliated companies of the parent group. Dr. Peter Davis, a director of Bionova Holding, has assumed the responsibility of President of DNA Plant Technology. Eugenio Najera resigned his position as a director of Bionova Holding in March due to other commitments.

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

     3.4 Bylaws of the Company (filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

     4.1 Certificate of Designations for Series A Convertible Preferred Stock (filed as an exhibit to the Company's current report of Form 8-K filed on January 12, 2001 and incorporated herein by reference).

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

                  BIONOVA HOLDING CORPORATION



                  Date: May 11, 2001      By: /s/ ARTHUR H. FINNEL
                                            -----------------------------------
                                                     Arthur H. Finnel,
                                                 Executive Vice President,
                                          Treasurer and Chief Financial Officer

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

     3.4 Bylaws of the Company (filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

     4.1 Certificate of Designations for Series A Convertible Preferred Stock (filed as an exhibit to the Company's current report of Form 8-K filed on January 12, 2001 and incorporated herein by reference).