Form 10-Q
period 2001-06-30
BIONOVA HOLDING CORP
filed 2001-08-14
CIK 1020866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

                                       or

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



      As of August 9, 2001, 23,588,031 shares of common stock, par value $0.01 per share, of Bionova Holding Corporation were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           BIONOVA HOLDING CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                            THOUSANDS OF U.S. DOLLARS
                      (EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                             June 30,            December 31,
                                                                               2001                  2000
                                                                         ------------------    ------------------
ASSETS
Current assets:
  Cash and cash equivalents.............................................        $      65             $     233
  Accounts receivable, net..............................................            1,399                 1,683
  Net assets of discontinued operations (see note 3)....................           63,271                60,552
  Assets held for sale..................................................            1,500                    --
  Inventories, net......................................................              345                   352
  Other current assets..................................................              111                   215
                                                                         ------------------    ------------------
  Total current assets..................................................           66,691                63,035
Property, plant and equipment, net......................................              910                   932
Patents and trademarks, net.............................................           10,288                14,765
Goodwill, net...........................................................            7,928                 8,144
Other assets............................................................               58                    65
                                                                         ------------------    ------------------
Total assets............................................................        $  85,875             $  86,941
                                                                         ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.................................        $   9,068             $   3,388
  Accounts due to related parties.......................................            5,513                   477
  Advances towards sale of discontinued operations (see note 3).........           63,271                60,552
                                                                         ------------------    ------------------
   Total current liabilities............................................           77,852                64,417
Contingencies (see note 8)
Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000 shares authorized, 200 shares issued and outstanding at June 30, 2001 and December 31,
  2000 (liquidation value of $10,000 per share).........................               --                    --
  Common stock, $0.01 par value, 50,000,000 shares authorized,
  23,588,031 shares issued and outstanding at June 30, 2001 and
  December 31, 2000.....................................................              236                   236
  Additional paid-in capital............................................          166,177               168,897
  Accumulated deficit...................................................         (158,390)             (146,609)
                                                                         ------------------    ------------------
  Total stockholders' equity............................................            8,023                22,524
                                                                         ------------------    ------------------
Total liabilities and stockholders' equity..............................        $  85,875             $  86,941
                                                                         ==================    ==================


   The accompanying notes are an integral part of these financial statements.

                           BIONOVA HOLDING CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                        AND COMPREHENSIVE INCOME AND LOSS
                            THOUSANDS OF U.S. DOLLARS
                           (EXCEPT PER SHARE AMOUNTS)


                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,
                                                       ----------------------------     ---------------------------
                                                           2001            2000            2001            2000
                                                       ------------    ------------    ------------    ------------

Total revenues                                         $        346    $        625    $        942    $      2,119
                                                       ------------    ------------    ------------    ------------

Selling and administrative expenses..................         1,353           1,905           2,542           3,280
Research and development expenses....................         1,029           1,383           2,666           2,921
Amortization of goodwill, patents and trademarks.....           566             502           1,130           1,004
Impairment of assets held for sale (see note 4)......         2,063            --             2,063            --
                                                       ------------    ------------    ------------    ------------
                                                              5,011           3,790           8,401           7,205
                                                       ------------    ------------    ------------    ------------

Operating loss.......................................        (4,665)         (3,165)         (7,459)         (5,086)

Interest expense.....................................           (53)         (3,295)           (132)         (7,067)
Interest income......................................            82              54              87             217
Shareholder litigation expense (see note 8)..........        (6,379)             --          (6,379)             --
                                                       ------------    ------------    ------------    ------------

Loss from continuing operations before discontinued
operations...........................................       (11,015)         (6,406)        (13,883)        (11,936)


Discontinued operations:
  Income (loss) from operations of fresh produce
  business...........................................        (1,522)         (6,028)          2,102         (10,177)

Extraordinary loss on retirement of floating
rate notes...........................................            --          (1,917)             --          (1,917)
                                                       ------------    ------------    ------------    ------------

Net loss.............................................  $    (12,537)   $    (14,351)   $    (11,781)   $    (24,030)
                                                       ============    ============    ============    ============

Loss per share from continuing operations............  $      (0.47)   $      (0.27)   $      (0.59)   $      (0.52)
Income (loss) per share from discontinued
operations...........................................         (0.06)          (0.26)           0.09           (0.43)
Loss per share from extraordinary items..............            --           (0.08)             --           (0.08)
                                                       ------------    ------------    ------------    ------------
Net loss per share - basic and diluted...............  $      (0.53)   $      (0.61)   $      (0.50)   $      (1.02)
                                                       ============    ============    ============    ============

Weighted average number of common shares
outstanding..........................................    23,588,031      23,588,031      23,588,031      23,58 ,031


   The accompanying notes are an integral part of these financial statements.

                           BIONOVA HOLDING CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                            THOUSANDS OF U.S. DOLLARS


                                                                                       Six Months Ended
                                                                                             June 30,
                                                                         ----------------------------------------
                                                                               2001                  2000
                                                                         ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...............................................................       $  (11,781)           $  (24,030)
Adjustments to reconcile net loss to net cash used by
continuing operations:
  Depreciation.........................................................              120                   120
  Amortization of goodwill, patents and trademarks.....................            1,130                 1,004
  Impairment of assets held for sale...................................            2,063                    --
Net changes (exclusive of subsidiaries acquired or divested) in:
  Accounts receivable, net.............................................              284                  (536)
  Inventories..........................................................                7                     1
  Net assets of discontinued operations................................           (2,720)                7,815
  Other assets.........................................................              111                 6,623
  Accounts payable and accrued expenses................................            5,680                   211
                                                                         ------------------    ------------------

NET CASH USED IN BY OPERATING ACTIVITIES...............................           (5,106)               (8,792)
                                                                         ------------------    ------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchases of property, plant and equipment...........................             (102)                 (153)
  Proceeds from sale of property, plant and equipment..................                4
                                                                         ------------------    ------------------
NET CASH USED IN INVESTING ACTIVITIES..................................              (98)                 (153)
                                                                         ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts due to related parties........................................            5,036                  (114)
Restricted cash........................................................               --                 9,545
                                                                         ------------------    ------------------

NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES.............................................................            5,036                 9,431
                                                                         ------------------    ------------------

Net increase (decrease) in cash and cash equivalents...................             (168)                  486
Cash at beginning of year..............................................              233                   207
                                                                         ------------------    ------------------
Cash at end of period..................................................       $       65            $      693
                                                                         ==================    ==================


   The accompanying notes are an integral part of these financial statements.

                           BIONOVA HOLDING CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 1 - BASIS OF PRESENTATION

         For operating and financial reporting purposes, the Company historically has classified its business into three fundamental areas: (1) FARMING, which consists principally of interests in 100% Company-owned fresh produce production facilities and joint ventures or contract growing arrangements with other growers; (2) DISTRIBUTION, consisting principally of interests in sales and distribution companies in Mexico, the United States, and Canada; and (3) RESEARCH AND DEVELOPMENT (OR TECHNOLOGY), consisting of business units focused on the development of fruits and vegetables and intellectual properties associated with these development efforts. IF THE SALE OF THE FRESH PRODUCE BUSINESS IS APPROVED BY THE STOCKHOLDERS OF THE COMPANY, BIONOVA HOLDING WILL SELL THE SUBSIDIARIES ENGAGED IN THE FARMING AND DISTRIBUTION BUSINESSES AND WILL RETAIN ONLY THE RESEARCH AND DEVELOPMENT BUSINESS. THE COMPANY EXPECTS TO ISSUE A PROXY AND COMPLETE THE STOCKHOLDER VOTE IN THE FOURTH QUARTER OF 2001. Therefore, the Farming and Distribution segments have been reclassified as discontinued operations. The Company's sole business segment now consists of its Research and Development business.

         In management's opinion, the accompanying unaudited consolidated financial statements for Bionova Holding for the three and six month periods ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its 2000 Form 10-K for the fiscal year ended December 31, 2000. Footnotes which would substantially duplicate disclosures in the Company's audited financial statements for the fiscal year ended December 31, 2000 contained in the 2000 Form 10-K report have been omitted. The interim financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending December 31, 2001.

GOING CONCERN

         The Company incurred a net loss of $42.1 million and an operating cash flow deficiency of $22.1 million for the year ended December 31, 2000. The loss in fiscal year 2000 included a significant loss from discontinued operations, but also stemmed from significant research and development expenditures, administrative expenses and financing expenses associated with the Company's highly leveraged financial position. The Company also sustained significant operating losses and operating cash flow deficiencies in 1999 and 1998. The Company experienced a net loss of $11.8 million during the first six months of 2001 and used $5.1 million of cash in operations during this same period. Management anticipates the Company will incur a net loss and further cash flows deficiencies in the last six months of 2001. The Company also must address the recent setback its subsidiary, DNA Plant Technology Corporation ("DNAP"), experienced in a shareholder litigation case and how DNAP will fund any final judgment for damages that might be rendered against it (see note 8). Due to the continuing losses and operating cash flow deficiencies, there is substantial doubt about the Company's ability to continue as a going concern.

         Management has been and is continuing to address the Company's financial condition by selling assets, exiting the fresh produce business, and by reaching an agreement with its parent company, Savia, to capitalize all advances Savia made to the Company in 2000 (other than those advances that will be paid for by the sale of the fresh produce business to Savia) and advances it has made and will continue to make to the Company in 2001 to support operations. These actions were taken to (i) eliminate the sizable payment that would have been due on the advances by Savia in March 2002 that in all likelihood the Company would not have been able to meet, (ii) to reduce future volatility in earnings and cash requirements emanating from the cyclical and unpredictable nature of the farming operations of the fresh produce business and the vulnerability of this business to highly volatile market prices, and (iii) to enable the Company to concentrate on its technology business.

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

NOTE 2 - NET LOSS PER COMMON SHARE

         The weighted average number of common shares outstanding during the three and six month periods ended June 30, 2001 and 2000 was 23,588,031.

         The following table sets forth the potential shares of common stock that are not included in the diluted net income or loss per share attributable to common stockholders because to do so would be anti-dilutive for the periods indicated (in thousands):


                                                              (THOUSANDS OF SHARES)
                                                       ----------------------------------
                                                                     JUNE 30
                                                       ----------------- ----------------
                                                              2001             2000
                                                       ----------------- ----------------

Effect of dilutive securities:
    Convertible preferred stock outstanding                      23,156               --
    Stock options outstanding                                       326              362
    Warrants outstanding                                             --              407


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

         For accounting purposes, the sale of the fresh produce business and the sale of the Series A convertible preferred stock were accounted for as transactions between entities under common control. No gain or loss is recognized on the transactions as any differences between cash received and assets transferred to the parent are treated as capital contributions or distributions. Accordingly, the Company accounted for the $111.7 million in cash received (in the form of advances retired) from Savia and its subsidiary, Bionova International, Inc., as follows:

1. The sale of the fresh produce business was accounted for at historical cost, and $63.3 million of the proceeds have been included as advances towards the sale of discontinued operations on the balance sheet.

2. The sale of Series A convertible preferred stock was recorded at $34.7 million, which represents the market value of the common stock on December 29, 2000, the date of the transaction, into which the Series A convertible preferred shares may be converted.

3. The remaining $13.7 million was accounted for as an additional capital contribution.

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

         The presentation of the discontinued operations includes segregation of the operating results in the Consolidated Statement of Operations and Comprehensive Income and Loss for the quarters and six months ended June 30, 2001 and 2000. The net assets and cash flows of the discontinued operations are segregated in the Consolidated Balance Sheet at June 30, 2001 and December 31, 2000 and in the Consolidated Statement of Cash Flows for the six months ended June 30, 2001 and 2000. Accordingly, the revenues, costs and expenses, assets and liabilities and cash flows of these discontinued operations have been excluded from the respective captions in the Consolidated Statement of Operations and Comprehensive Income and Loss, Consolidated Balance Sheet and Consolidated Statement of Cash Flows and have been reported as "Income (loss) from operations of fresh produce business," "Net assets of discontinued operations," and as "Net changes in: Net assets of discontinued operations" for the periods noted above. The results of discontinued operations do not include any interest expense or management fees allocated by the Company. Data presented for earnings per share reflect the reclassification of the discontinued operations.

         The results of the discontinued operations through the appropriate measurement dates are summarized as follows (in thousands of dollars):


                                                       FARMING    DISTRIBUTION     TOTAL
SIX MONTHS ENDED JUNE 30, 2001                         -------    ------------     -----
------------------------------
Revenues............................................. $  1,098     $126,539     $127,637
Income (loss) before provision for income taxes......   (2,320)       5,748        3,428
Income tax expense...................................                (1,083)      (1,083)
Income (loss) from operations, net of income taxes
 and minority interest...............................   (1,797)       3,899        2,102
Net income (loss)....................................   (1,797)       3,899        2,102

SIX MONTHS ENDED JUNE 30, 2000
------------------------------
Revenues............................................. $     --     $125,722    $ 125,722
Loss before provision for income taxes...............  (10,760)        (331)     (11,091)
Income tax expense...................................       --         (489)        (489)
Loss from operations, net of income taxes
 and minority interest...............................   (9,454)        (723)     (10,177)
Net loss.............................................   (9,454)        (723)     (10,177)


         For financial reporting purposes, the assets and liabilities attributable to undisposed discontinued operations have been classified in the consolidated balance sheet as net assets of discontinued operations and consist of the following (in thousands of dollars):


                                                 FARMING  DISTRIBUTION  TOTAL
AT JUNE 30, 2001                                 -------  ------------  -----
----------------
Current assets............................      $ 14,796    $ 43,176   $ 57,972
Total assets..............................        78,542      47,600    126,142
Current liabilities.......................        25,725      33,724     59,449
Total liabilities.........................        25,736      34,783     60,519
Minority interest.........................        (1,015)      3,264      2,249
Accumulated other comprehensive income....            --         103        103
Net assets of discontinued operations.....        53,821       9,450     63,271

AT DECEMBER 31, 2000
--------------------
Current assets............................      $ 22,672    $ 38,981   $ 61,653
Total assets..............................        84,880      44,038    128,918
Current liabilities.......................        30,396      35,438     65,834
Total liabilities.........................        30,415      35,622     66,037
Minority interest.........................        (1,145)      3,214      2,069
Accumulated other comprehensive income....             0         260        260
Net assets of discontinued operations.....        55,610       4,942     60,552


         In conjunction with the Purchase Agreement, the Company and Savia entered into a Cash Support Agreement. This agreement provides that, during 2001, Savia will advance funds to the Company as requested to finance the Research and Development segment of the business and administrative expenses (but this agreement does not provide for any payments for satisfying judgments or settlements associated with shareholder litigation). These advances will be applied (i.e., exchanged) to the purchase by Savia of additional common shares when the sale of the fresh produce business is closed, and thereafter, through December 31, 2001. The purchase price for these shares will be $2.50 per share prior to the expiration of the rights offering, and then will be the higher of $2.50 per share or the average market price of the Company's common stock. The Company has budgeted cash requirements for the calendar year 2001 in a range of $7 to $8 million. The Cash Support Agreement also acknowledges that Savia will be responsible for providing or arranging the required financing of the fresh produce business prior to completion of the sale.

         The pending sale of the fresh produce business remains subject to various conditions, including the approval of stockholders of Bionova Holding. Stockholders will also be asked to authorize additional shares of common stock to permit conversion of the preferred stock issued to Savia and to issue the rights.

         EXCEPT AS NOTED, THE FOOTNOTES TO THESE FINANCIAL STATEMENTS REFLECT BALANCES OF CONTINUING OPERATIONS AS OF JUNE 30, 2001 AND DECEMBER 31, 2000. INCOME AND EXPENSE DISCLOSURES IN THE FOOTNOTES TO THESE FINANCIAL STATEMENTS, UNLESS OTHERWISE NOTED, REFLECT ONLY THOSE FROM CONTINUING OPERATIONS FOR THE QUARTERS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000.

NOTE 4 - ASSETS HELD FOR SALE

         The Company's strawberry breeding assets were re-classified as assets held for sale due to the Company's decision in April 2001 to re-structure its strawberry business and sell the Company's strawberry breeding assets. A $2.1 million charge was taken in the second quarter of 2001 for the impairment of these assets held for sale. This $2.1 million charge reflects the difference between the original purchase price of these breeding assets in December 1998 less the accrued amortization through June 30, 2001 and the expected realization of $1.5 million on the sale. As these assets are now recorded as being held for sale, no additional amortization charges will be recorded in the future. Amortization charges on these assets have been recorded at $0.1 million per quarter.

NOTE 5 - INVENTORIES

         Inventories were comprised of the following:


                                            THOUSANDS OF U.S. DOLLARS
                                    -------------------------------------------
                                          JUNE 30,               DECEMBER 31,
                                           2001                     2000
                                    ------------------      -------------------
Finished produce..................          $332                     $332
Spare parts and materials.........            13                       20
                                    ------------------      -------------------
                                            $345                     $352
                                    ==================      ===================


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


                                               THOUSANDS OF U.S. DOLLARS
                                                                       Total of
                                        Discontinued   Research and   Reportable
                                         Operations     Development    Segments
                                       -------------   ------------   ----------
JANUARY 1 - JUNE 30, 2001
Total revenues........................    $ 127,637    $     942      $ 128,579
Operating income (loss)...............        3,954       (7,459)        (3,505)
Depreciation and amortization.........        1,523        1,250          2,773
Identifiable assets at  June 30 (1)...      122,480       22,482        144,962
Acquisition of long-lived assets......        3,740          102          3,842

JANUARY 1 - JUNE 30, 2000
Total revenues........................    $ 125,722        2,119      $ 127,841
Operating loss........................      (10,237)      (5,086)       (15,323)
Depreciation and amortization.........        1,743        1,124          2,867
Identifiable assets at  June 30 (1)...      113,088       23,536        136,624
Acquisition of long-lived assets......        1,018          153          1,171


NOTES:

1. IDENTIFIABLE ASSETS for segments are defined as total assets less cash in banks, deferred income taxes and investment in shares.

         Reconciliation of the segments to total consolidated amounts is set forth below:


                                                            THOUSANDS OF U.S. DOLLARS

                                                                  JANUARY 1 - JUNE 30
                                                                   2001         2000
                                                                 ---------    ---------
REVENUES
    Total segment revenues.....................................  $ 128,579    $ 127,841
    Revenues of discontinued operations........................   (127,637)    (125,722)
                                                                 ---------    ---------
    Consolidated revenues......................................  $     942    $   2,119
                                                                 =========    =========

INCOME BEFORE TAXES
    Total operating loss from reportable segments..............  $  (3,505)   $ (15,323)
    Interest, net..............................................        (45)      (6,850)
    Shareholder litigation expense.............................     (6,379)          --
    Exchange gain (loss).......................................       (158)        (222)
    Operating (income) loss of discontinued operations.........     (3,954)      10,237
                                                                 ---------    ---------
    Consolidated loss before taxes.............................    (13,883)     (12,790)
                                                                 =========    =========

ASSETS
    Total segment identifiable assets..........................  $ 144,961    $ 136,624
    Unallocated and corporate assets (1).......................        123          759
    Total assets of discontinued operations....................   (122,480)    (113,088)
    Net assets of discontinued operations......................     63,271       58,425
                                                                 ---------    ---------
    Consolidated assets........................................  $  85,875    $  82,720
                                                                 =========    =========


NOTES:

1. Includes Bionova Holding's and segments' cash in banks, deferred income taxes and other corporate assets.

         Revenue from external customers by product/service category is set forth below:


                                                          (THOUSANDS OF U.S. DOLLARS)

                                                                                        Total of
                                             Discontinued        Research and          Reportable
                                               Operations         Development           Segments
                                           ---------------     ---------------      ----------------
JANUARY 1 - JUNE 30, 2001
Core vegetables (1).......................     $ 64,732                                  $ 64,732
Fruits and other fresh produce (2)........       62,905                                    62,905
Contracted R&D revenue....................                                                    942
Licensed technology and royalties.........                         $    942
                                               --------            --------              --------
Total.....................................     $127,637            $    942              $128,579

JANUARY 1 - JUNE 30, 2000
Core vegetables (1).......................     $ 71,141                                  $ 71,141
Fruits and other fresh produce (2)........       54,581                                    54,581
Contracted R&D revenue....................                         $  1,841                 1,841
Licensed technology and royalties.........                              278                   278
                                               --------            --------              --------
Total.....................................     $125,722            $  2,119              $127,841


NOTES:
1.  Core vegetables include tomatoes, bell peppers and cucumbers.

2. Fruits and other fresh produce include papayas, mangoes, grapes, melons, watermelons and others.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("FAS 141"), Business Combinations, and No. 142 ("FAS 142"), Goodwill and Other Intangible Assets.

         FAS 141, effective June 30, 2001, requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting; the use of the pooling-of-interests method of accounting is eliminated. FAS 141 also establishes how the purchase method is to be applied for business combinations completed after June 30, 2001. This guidance is similar to previous generally accepted accounting principles, however, FAS 141 establishes additional disclosure requirements for transactions occurring after the effective date.

         FAS 142, effective on July 1, 2001, eliminates amortization of goodwill associated with business combinations completed after June 30, 2001. During a transition period, goodwill associated with business combinations completed prior to July 1, 2001, will continue to be amortized. All goodwill amortization expense will cease effective January 1, 2002. However, goodwill will be reviewed annually (or more frequently if impairment indicators arise) for impairment by applying a fair-value-based test. FAS 142 also provides additional guidance on acquired intangible assets that should be separately recognized and amortized over their useful lives, which could result in the recognition of additional intangible assets, as compared with previous generally accepted accounting principles.

         Under FAS 142, the Company's goodwill amortization expense (included in amortization of goodwill, patents and trademarks) will be approximately $0.1 million quarterly for the remainder of 2001. The elimination of goodwill amortization effective January 1, 2002 is expected to reduce operating expenses by approximately $0.5 million (pretax) and increase net income by approximately $0.5 million (after tax), for the year ended
December 31, 2002, compared with 2001.

         The initial goodwill impairment assessment is expected to be completed in early 2002; the Company cannot determine if a transition impairment charge will be recognized in 2002.

NOTE 9 - SHAREHOLDER LITIGATION EXPENSE AND CONTINGENCIES

         On August 29, 1997, a lawsuit styled GRACE BROTHERS, LTD. V. DNAP HOLDING CORPORATION, DNA PLANT TECHNOLOGY CORPORATION AND DOES 1 THROUGH 20 INCLUSIVE was filed in the Superior Court of the State of California, County of Alameda. This claim arose out of the Merger ("the Merger") on September 26, 1996 of DNAP with a wholly-owned subsidiary of Bionova Holding. In the Merger, shares of DNAP's Preferred Stock were converted into the right to receive shares of common stock of Bionova Holding. The plaintiff alleged that it owned shares of Preferred Stock and that DNAP breached its contractual obligations to the plaintiff by, among other things, not providing special conversion privileges to the preferred stockholders. The plaintiff also alleged that Bionova Holding and the former holders of DNAP common stock were unjustly enriched by DNAP's alleged breach of the Certificate of Designation. The plaintiff filed a motion for summary adjudication against DNAP, and on August 10, 2001, the court ruled in favor of the plaintiff and against DNAP in the amount of $6.4 million. DNAP denies any wrongdoing or liability in this matter and intends to vigorously contest this lawsuit. The $6.4 million was accrued as a 2001 second quarter expense based on the court's ruling.

                  The Company, DNAP, and former directors of DNAP also have been defendants in two other shareholder litigation actions stemming from the Merger. These actions all were decided in favor of the Company, its affiliates, and directors at the trial court level. Both of these cases currently are under appeal. Bionova Holding and DNAP deny any wrongdoing and liability in these matters and intend to vigorously contest these lawsuits. Please see the Company's Form 10-K for the year ended December 31, 2000 that was filed on April 2, 2001 for further discussion on the Company's pending litigation.

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

         For operating and financial reporting purposes, the Company historically has classified its business into three fundamental areas: (1) FARMING, which consists principally of interests in 100% Company-owned fresh produce production facilities and joint ventures or contract growing arrangements with other growers; (2) DISTRIBUTION, consisting principally of interests in sales and distribution companies in Mexico, the United States, and Canada; and (3) RESEARCH AND DEVELOPMENT (OR TECHNOLOGY), consisting of business units focused on the development of fruits and vegetables and intellectual properties associated with these development efforts. IF THE SALE OF THE FRESH PRODUCE BUSINESS IS APPROVED BY THE STOCKHOLDERS OF THE COMPANY, BIONOVA HOLDING WILL SELL THE SUBSIDIARIES ENGAGED IN THE FARMING AND DISTRIBUTION BUSINESSES AND WILL RETAIN ONLY THE RESEARCH AND DEVELOPMENT BUSINESS. THE COMPANY EXPECTS TO ISSUE A PROXY AND COMPLETE THE STOCKHOLDER VOTE IN THE FOURTH QUARTER OF 2001. Therefore, the Farming and Distribution segments have been reclassified as discontinued operations. The Company's sole business segment now consists of its Research and Development business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

         Revenues of RESEARCH AND DEVELOPMENT declined from $0.6 million in the second quarter of 2000 to $0.3 million in the second quarter of 2001. The revenue decline was attributable to lower revenues recorded on the research activities being conducted on behalf of Seminis and a reduction in royalty revenues.

         Selling and administrative expenses decreased from $1.9 million in the second quarter of 2000 to $1.4 million in the second quarter of 2001 due to reductions in corporate overhead compensation allocated to the ongoing operations of the research and development business.

         Research and development expenses declined by $0.4 million from the second quarter of 2000 to the same quarter in 2001 due to a lower level of research activity and a commensurate reduction in expenses along with the re-structuring of the technology operations undertaken in the second quarter of 2001.

         A $2.1 million charge was taken in the second quarter of 2001 for the impairment of assets held for sale. This charge stems from the Company's recently announced effort to re-structure its strawberry business and the April 2001 decision to terminate the Company's breeding program and sell the related assets. The $2.1 million charge reflects the difference between the original purchase price of these breeding assets in December 1998 less the accrued amortization through June 30, 2001 and the expected realization of $1.5 million on the sale. As these assets are now recorded as being held for sale, no additional amortization charges will be recorded in the future. Amortization charges on these assets have been recorded at $0.1 million per quarter.

         Interest expense declined from $3.3 million in the second quarter of 2000 to $0.1 million in second quarter of 2001. During the second quarter of 2000 the Company paid interest on its $100,000,000 of Senior Guaranteed Floating Rate Notes prior to their retirement on April 13, 2000 and recorded interest on the advances made by Savia to retire the floating rate notes and to support the operations of the Company. In accordance with the Purchase Agreement concluded on December 29, 2000 all of the 2000 interest expense to Savia was not to be paid and was accounted for as a capital contribution.

         A $6.4 million charge was taken in the second quarter of 2001 for shareholder litigation expense due to a court ruling issued by the California Superior Court on August 10, 2001 in favor of the Grace Brothers on their motion for summary judgment against DNAP.

         The net loss from discontinued operations of the fresh produce business declined from $6.0 million in the second quarter of 2000 to $1.5 million in the second quarter of 2001. This improvement in the second quarter was due to better operating results of the Company's Mexican distributing company and the elimination of write offs that were experienced by the U.S. distributing companies in the second quarter of 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

         Revenues of RESEARCH AND DEVELOPMENT declined from $2.1 million in the first six months of 2000 to $0.9 million in the same period of 2001. The revenue decline was attributable to lower revenues recorded on the research activities being conducted on behalf of Seminis and a reduction in royalty revenues.

         Selling and administrative expenses decreased from $3.3 million in the first six months of 2000 to $2.5 million in the same period of 2001 due to reductions in corporate overhead compensation allocated to the ongoing operations of the research and development business.

         Research and development expenses declined from $2.9 million in the first six months of 2000 to $2.7 million in the same period of 2001 due to a lower level of research activity and a commensurate reduction in expenses along with the re-structuring of the technology operations undertaken in the second quarter of 2001.

         A $2.1 million charge was taken in the second quarter of 2001 for the impairment of assets held for sale. This charge stems from the Company's recently announced effort to re-structure its strawberry business and the April 2001 decision to terminate the Company's breeding program and sell the related assets. The $2.1 million charge reflects the difference between the original purchase price of these breeding assets in December 1998 less the accrued amortization through June 30, 2001 and the expected realization of $1.5 million on the sale. As these assets are now recorded as being held for sale, no additional amortization charges will be recorded in the future. Amortization charges on these assets have been recorded at $0.1 million per quarter.

         Interest expense declined from $7.1 million in the first six months of 2000 to $0.1 million in the first six months of 2001. Through April 13, 2000 the Company paid interest on its $100,000,000 of Senior Guaranteed Floating Rate Notes prior to their retirement on April 13, 2000 and recorded interest on the advances made by Savia to retire the floating rate notes and to support the operations of the Company. In accordance with the Purchase Agreement concluded on December 29, 2000 all of the 2000 interest expense to Savia was not to be paid and was accounted for as a capital contribution.

         A $6.4 million charge was taken in the second quarter of 2001 for shareholder litigation expense due to a court ruling issued by the California Superior Court on August 10, 2001 in favor of the Grace Brothers on their motion for summary judgment against DNAP.

         The turnaround from a $10.2 million net loss in the discontinued operations of the fresh produce business in the first six months of 2000 to income of $2.1 million in the first six months of 2001 was primarily a result of significantly better market conditions in the United States this year versus prior year and the re-structuring of business operations undertaken in 2000. Farming losses were reduced from $9.5 million to $1.8 million from the first six months of 2000 to the same period in 2001. This improvement was due primarily to better pricing for the Company's products and lower administrative expenses due to the restructuring undertaken in 2000. An improvement of $4.6 million in the net income of the distribution businesses was achieved due to higher prices and volumes in the U.S. markets in the first six months of

2001 as compared with the same period of 2000 and the elimination of write offs in this segment of the business that occurred in the first six months of 2000.

CAPITAL EXPENDITURES

         During the first six months of 2001 the Company made capital investments of $0.1 million, the majority of which was spent to purchase computer hardware and software required for the new trait genomics platform.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended June 30, 2001, the Company used $5.1 million of cash in operating activities. Cash used in the results of operations amounted to $8.5 million (i.e., net income as adjusted for items not affecting cash, including depreciation, amortization, and the impairment of assets). Working capital requirements declined by $3.4 million during the first six months of 2001. A $2.7 million increase in the net assets of the discontinued operations of the fresh produce business was more than offset by the increase in accounts payable of $5.7 million due to the accrual of the expense associated with the shareholder lawsuit, offset in part by a $0.3 million decline in accounts receivable.

         As a result of the Company's operating losses during the past three years and management's anticipation that the Company will incur a net loss and an operating cash flow deficiency for the year ending December 31, 2001, there continues to be substantial doubt about the Company's ability to continue as a going concern. These deficiencies have been exacerbated by the recent setback of the Company's subsidiary, DNAP, experienced in a shareholder litigation case and how DNAP will fund any final judgment for damages that might be rendered against it. Management has been and is continuing to address the Company's financial condition by selling assets, exiting the fresh produce business, re-structuring its technology business to reduce the cash burn in 2001 and beyond, and by entering into a Cash Support Agreement for 2001 with Savia. During the first six months of 2001 Savia provided to the Company $5.0 million of funding under this agreement to fund the activities of the technology business and to cover corporate overheads. There can be no assurance that the actions the Company is taking will result in sufficient working capital to significantly improve the Company's current financial position or its results of operations. The Company also is dependent on Savia to meet its commitments under the Cash Support Agreement, which is in doubt due to recent declines in Savia's financial position and the significant debt obligations it must service. While the Company is actively seeking to develop alternative sources of funding, there can be no assurance the Company will be able to meet its obligations in 2001 nor secure funds beyond the 2001 calendar year. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 ("FAS 141"), Business Combinations, and No. 142 ("FAS 142"), Goodwill and Other Intangible Assets.

         FAS 141, effective June 30, 2001, requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting; the use of the pooling-of-interests method of accounting is eliminated. FAS 141 also establishes how the purchase method is to be applied for business combinations completed after June 30, 2001. This guidance is similar to previous generally accepted accounting principles, however, FAS 141 establishes additional disclosure requirements for transactions occurring after the effective date.

         FAS 142, effective on July 1, 2001, eliminates amortization of goodwill associated with business combinations completed after June 30, 2001. During a transition period, goodwill associated with business combinations completed prior to July 1, 2001, will continue to be amortized. All goodwill amortization expense will cease effective January 1, 2002. However, goodwill will be reviewed annually (or more frequently if impairment indicators arise) for impairment by applying a fair-value-based test. FAS 142 also provides additional guidance on acquired intangible assets that should be separately recognized and amortized over their useful lives, which could result in the recognition of additional intangible assets, as compared with previous generally accepted accounting principles.

         Under FAS 142, the Company's goodwill amortization expense (included in amortization of goodwill, patents and trademarks) will be approximately $0.1 million quarterly for the remainder of 2001. The elimination of goodwill amortization effective January 1, 2002 is expected to reduce operating expenses by approximately $0.5 million (pretax) and increase net income by approximately $0.5 million (after tax), for the year ended
December 31, 2002, compared with 2001.

         The initial goodwill impairment assessment is expected to be completed in early 2002; the Company cannot determine if a transition impairment charge will be recognized in 2002.

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

WE MAY NOT BE ABLE TO SATISFY LIABILITIES THAT WE INCUR AS A RESULT OF STOCKHOLDER LAWSUITS

         The Company and its subsidiary, DNA Plant Technology Corporation, have been sued in several lawsuits relating to the 1996 merger transaction (the "Merger") in which DNAP became a subsidiary of the Company. In some of those lawsuits, the former preferred stockholders of DNAP alleged they should have received much more consideration for their shares in the Merger than they did. Two of the cases were decided in favor of the company and are on appeal. However, in another case, the court issued a $6.4 million judgment against DNAP. See "Other Information - Legal Proceedings." DNAP may not have the resources to satisfy this judgment, or may need to liquidate significant assets in order to do so.

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

EVEN IF WE DO COMPLETE THE SALE OF THE FRESH PRODUCE BUSINESS, WE MAY NOT BE ABLE TO OBTAIN THE FINANCING NECESSARY TO IMPLEMENT OUR BUSINESS PLAN

         The Company sustained losses in 1998, 1999 and 2000 and during the first six months of 2001. While most of these losses arose in the fresh produce business, the Company's technology business also lost money in each of those years. Moreover, we do not expect the technology business to become profitable for at least three years, and it may never become profitable. Therefore, the Company will need additional financing to achieve its growth and technology objectives and to fund working capital requirements, capital expenditures and the purchase and development of new technologies.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The table below provides information about the Company's derivative financial instruments consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Weighted average variable rates are based on implied forward rates in the yield curve on June 30, 2001. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars and Mexican pesos, and are indicated accordingly in the tables below.


------------------------------------ ------------------------------------------------ ---------- ----------
                                                 EXPECTED MATURITY DATE
------------------------------------ ------------------------------------------------ ---------- ----------
                                                                              There                 Fair
                                        2001     2002      2003      2004     After     Total      Value
------------------------------------ --------- -------- --------- --------- --------- ---------- ----------
Short-term debt:
($US equivalent in millions)
------------------------------------ --------- -------- --------- --------- --------- ---------- ----------
    U.S. dollar variable rate......      $ 5.4                                             $ 5.4      $ 5.4
------------------------------------ --------- -------- --------- --------- --------- ---------- ----------
      Average interest rate........         9%
------------------------------------ --------- -------- --------- --------- --------- ---------- ----------
    Peso variable rate (in $US)....      $ 0.6                                             $ 0.6      $ 0.6
------------------------------------ --------- -------- --------- --------- --------- ---------- ----------
      Average interest rate........        26%
------------------------------------ --------- -------- --------- --------- --------- ---------- ----------
Long-term debt:
------------------------------------ --------- -------- --------- --------- --------- ---------- ----------
    U.S. dollar fixed rate.........      $ 0.0                                             $ 0.0      $ 0.0
------------------------------------ --------- -------- --------- --------- --------- ---------- ----------
      Average interest rate........         0%
------------------------------------ --------- -------- --------- --------- --------- ---------- ----------
    U.S. dollar variable rate......      $ 0.2    $ 0.2     $ 0.2     $ 0.1     $ 0.6      $ 1.3      $ 1.4
------------------------------------ --------- -------- --------- --------- --------- ---------- ----------
      Average interest rate........        10%      10%       10%       10%       10%
------------------------------------ --------- -------- --------- --------- --------- ---------- ----------


         The Company tries to use the most cost-effective means to fund its operating and capital needs. Fixed or variable debt will be borrowed in both U.S. dollars and Mexican pesos. The Company borrows Mexican pesos to provide for its working capital needs in its Mexican operations. To minimize exchange risk associated with the importation of products, the Company will enter into forward exchange contracts where the functional currency to be used in the transaction is dollars. At June 30, 2001, all of the Company's long-term debt is variable rate debt and is denominated in U.S. dollars

EXCHANGE RATE RISK

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


--------------------------------------------- ----------------- ----------------- ----------------
                                                                                             Fair
                                                          2001             Total            Value
--------------------------------------------- ----------------- ----------------- ----------------
On-Balance sheet
Financial Investments
        ($US equivalent in millions)
--------------------------------------------- ----------------- ----------------- ----------------

--------------------------------------------- ----------------- ----------------- ----------------
    Peso short-term debt:
--------------------------------------------- ----------------- ----------------- ----------------
      Variable rate (in $US)................              $ 0.6             $ 0.6            $ 0.6
--------------------------------------------- ----------------- ----------------- ----------------
      Average interest rate.................                26%
--------------------------------------------- ----------------- ----------------- ----------------
      Expected maturity or
        Transaction date....................            Dec. 31
--------------------------------------------- ----------------- ----------------- ----------------


         The Company had no firmly committed forward sales contracts in Mexican pesos as of June 30, 2001.

         The Company is exposed to U.S. dollar-to-Mexican peso currency exchange risk due to revenues and costs denominated in Mexican pesos associated with its Mexican subsidiaries, ABSA and Interfruver. The Company expects it will continue to be exposed to currency exchange risks in the near future.

COMMODITY PRICE RISK

The table below provides information about the Company's fresh produce growing crops inventory and fixed price contracts that are sensitive to changes in commodity prices. For inventory, the table presents the carrying amount and fair value at June 30, 2001. For the fixed price contracts, the table presents the notional amounts in Boxes, the weighted average contract prices, and the total dollar contract amount by expected maturity dates, the latest of which occurs within one year from the reporting date. Contract amounts are used to calculate the contractual payments and quantity of fresh produce to be exchanged under futures contracts.


         ---------------------------------------------------------------------------------------------------------
                                             AT JUNE 30, 2001
         ---------------------------------------------------------------------------------------------------------
                                                                                   Carrying            Fair
                                                                                    Amount            Value
         --------------------------------------------------------------------- ----------------- -----------------

         On-balance sheet commodity position:
             Fresh produce crops in process inventory ($US in millions)......          $2.1              $2.1

         --------------------------------------------------------------------- ----------------- -----------------

         --------------------------------------------------------------------- ----------------- -----------------
         Fixed price contracts:
             Contract volumes  (2,169,628 boxes)
             Weighted average unit price (per 2,169,628 boxes)...............        $ 8.53            $ 8.53
             Contract amount ($US in millions)...............................         $18.5             $18.5

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

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On August 29, 1997, a lawsuit styled GRACE BROTHERS, LTD. V. DNAP HOLDING CORPORATION, DNA PLANT TECHNOLOGY CORPORATION AND DOES 1 THROUGH 20 INCLUSIVE was filed in the Superior Court of the State of California, County of Alameda. This claim arose out of the Merger ("the Merger") on September 26, 1996 of DNAP with a wholly-owned subsidiary of Bionova Holding. In the Merger, shares of DNAP's Preferred Stock were converted into the right to receive shares of common stock of Bionova Holding. The plaintiff alleged that it owned shares of Preferred Stock and that DNAP breached its contractual obligations to the plaintiff by, among other things, not providing special conversion privileges to the preferred stockholders. The plaintiff also alleged that Bionova Holding and the former holders of DNAP common stock were unjustly enriched by DNAP's alleged breach of the Certificate of Designation. The plaintiff filed a motion for summary adjudication against DNAP, and on August 10, 2001, the court ruled in favor of the plaintiff and against DNAP in the amount of $6.4 million. Bionova Holding and DNAP deny any wrongdoing or liability in this matter and intend to vigorously contest this lawsuit.

ITEM 5.  OTHER INFORMATION

EXECUTIVE CHANGES

         Omar Diaz, an Executive Vice President of Bionova Holding and President of the Fresh Produce Business, retired on May 31. Fidel Hoyos was promoted from his previous position as Vice President of Production and Purchasing to become the President of the Fresh Produce Business. Dr. Neal Gutterson, who has been with DNAP for nearly 20 years, was elected Vice President of Research of both DNA Plant Technology Corporation and VPP Corporation.

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


               BIONOVA HOLDING CORPORATION



               Date:  August 13, 2001   By:  /s/ ARTHUR H. FINNEL
                                          -------------------------------------
                                                    Arthur H. Finnel,
                                                Executive Vice President,
                                           Treasurer and Chief Financial Officer

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