Form 10-Q
period 2001-09-30
BIONOVA HOLDING CORP
filed 2001-11-14
CIK 1020866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
        Act of 1934 For the quarterly period ended September 30, 2001

                                       or

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

      As of November12, 2001, 23,588,031 shares of common stock, par value $0.01 per share, of Bionova Holding Corporation were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           BIONOVA HOLDING CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                            THOUSANDS OF U.S. DOLLARS
                      (EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                             Sept. 30,             Dec. 31,
                                                                               2001                  2000
                                                                         ------------------    ------------------
ASSETS
Current assets:
  Cash and cash equivalents............................................        $     61               $   233
  Accounts receivable, net.............................................           1,211                 1,683
  Net assets of discontinued operations (see note 3)...................          58,961                60,552
  Assets held for sale (see note 4)....................................           1,500                    --
  Inventories, net.....................................................              12                   352
  Other current assets.................................................             164                   215
                                                                         ------------------    ------------------
  Total current assets.................................................          61,909                63,035
Property, plant and equipment, net.....................................             900                   932
Patents and trademarks, net............................................           9,605                14,765
Goodwill, net..........................................................           7,756                 8,144
Other assets...........................................................                                    65
                                                                         ------------------    ------------------
Total assets...........................................................       $  80,170             $  86,941
                                                                         ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses................................       $   9,122              $  3,388
  Accounts due to related parties......................................           6,886                   477
  Advances towards sale of discontinued operations (see note 3)........          58,961                60,552
                                                                         ------------------    ------------------
   Total current liabilities...........................................          74,969                64,417
Contingencies (see note 9)
Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000 shares authorized, 200 shares issued and outstanding at September 30, 2001 and
  December 31, 2000 (liquidation value of $10,000 per share)...........              --                    --
  Common stock, $0.01 par value, 50,000,000 shares authorized,
  23,588,031 shares issued and outstanding at September 30, 2001
  and  December 31, 2000...............................................             236                   236
  Additional paid-in capital...........................................         169,844               168,897
  Accumulated deficit..................................................        (164,879)             (146,609)
                                                                         ------------------    ------------------
  Total stockholders' equity...........................................           5,201                22,524
                                                                         ------------------    ------------------
Total liabilities and stockholders' equity.............................       $  80,170             $  86,941
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

                           BIONOVA HOLDING CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                        AND COMPREHENSIVE INCOME AND LOSS
                            THOUSANDS OF U.S. DOLLARS
                           (EXCEPT PER SHARE AMOUNTS)

                                                             Three Months Ended                 Nine Months Ended
                                                                 Sept. 30,                          Sept. 30,
                                                        -----------------------------      ----------------------------
                                                                2001           2000                2001          2000
                                                        -----------------------------      ----------------------------
Total revenues........................................   $       528    $       634        $     1,742    $     2,753
                                                        -----------------------------      ----------------------------

Selling and administrative expenses...................         1,533          1,496              3,576          4,157
Research and development expenses.....................         1,516          1,458              4,182          4,379
Amortization of goodwill, patents and trademarks ...             382            543              1,472          1,669
Impairment of  assets held for sale (see  note 4)......           --             --              2,063             --
                                                        -----------------------------      ----------------------------
                                                               3,431          3,497             11,293         10,205
                                                        -----------------------------      ----------------------------

Operating loss........................................        (2,903)        (2,863)            (9,551)        (7,452)

Interest expense......................................          (450)        (3,385)              (486)       (10,452)
Interest income.......................................           (13)             8                (23)           225
Shareholder litigation expense (see note 8)...........            --             --             (6,379)            --
                                                        -----------------------------      ----------------------------

Loss from continuing operations before
discontinued operations...............................        (3,366)        (6,240)           (16,439)       (17,679)


Discontinued operations:
  Loss from operations of fresh produce business....          (3,122)        (3,589)            (1,831)       (14,263)

Extraordinary loss on retirement of floating rate
notes................................................             --             --                 --         (1,917)
                                                        -----------------------------      ----------------------------

Net loss..............................................   $    (6,488)   $    (9,829)       $   (18,270)   $   (33,859)
                                                        =============================      ============================

Loss per share from continuing operations.............   $     (0.14)   $     (0.27)       $     (0.70)   $     (0.75)
Loss per share from discontinued operations...........         (0.14)         (0.15)             (0.08)         (0.61)
Loss per share from extraordinary items...............            --             --                 --          (0.08)
                                                        -----------------------------      ----------------------------
Net loss per share - basic and diluted................   $     (0.28)   $     (0.42)       $     (0.78)   $     (1.44)
                                                        =============================      ============================

Weighted average number of common shares
outstanding...........................................    23,588,031     23,588,031         23,588,031     23,588,031

   The accompanying notes are an integral part of these financial statements.

                           BIONOVA HOLDING CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                            THOUSANDS OF U.S. DOLLARS

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                         ----------------------------------------
                                                                               2001                  2000
                                                                         ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss..............................................................    $ (18,270)            $ (24,030)
Adjustments to reconcile net loss to net cash used by continuing operations:
  Depreciation........................................................          188                   134
  Amortization of goodwill, patents and trademarks....................        1,985                 1,465
  Impairment of assets held for sale..................................        2,063                   --
  Loss from sale of property, plant and equipment.....................           --                   (60)
Net changes (exclusive of subsidiaries acquired or divested) in:
  Accounts receivable, net............................................          472                  (340)
  Inventories.........................................................          340                   (78)
  Net assets of discontinued operations...............................          614                 9,321
  Other assets........................................................           52                 6,589
  Accounts payable and accrued expenses...............................        5,734                   749
                                                                         ------------------    ------------------

NET CASH USED IN OPERATING ACTIVITIES.................................       (6,822)               (6,250)
                                                                         ------------------    ------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Acquisition of intellectual property................................           --                (3,000)
  Purchases of property, plant and equipment..........................         (102)                 (352)
  Proceeds from sale of property, plant and equipment.................           10                    --
                                                                         ------------------    ------------------
NET CASH USED IN INVESTING ACTIVITIES.................................          (92)               (3,352)
                                                                         ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Accounts due to related parties.......................................        6,742                    63
Restricted cash.......................................................           --                 9,545
                                                                         ------------------    ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES.............................        6,742                 9,608
                                                                         ------------------    ------------------

Net increase (decrease) in cash and cash equivalents..................         (172)                    6
Cash at beginning of year ............................................          233                   207
                                                                         ------------------    ------------------
Cash at end of period.................................................    $      61             $     213
                                                                         ------------------    ------------------

   The accompanying notes are an integral part of these financial statements.

                           BIONOVA HOLDING CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


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

         In management's opinion, the accompanying unaudited consolidated financial statements for Bionova Holding for the three and nine month periods ended September 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited financial statements should be read in conjunction with the Company's audited financial statements and notes thereto presented in its 2000 Form 10-K for the fiscal year ended December 31, 2000. Footnotes which would substantially duplicate disclosures in the Company's audited financial statements for the fiscal year ended December 31, 2000 contained in the 2000 Form 10-K report have been omitted. The interim financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending December 31, 2001.

GOING CONCERN

         The Company incurred a net loss of $42.1 million and an operating cash flow deficiency of $22.1 million for the year ended December 31, 2000. The loss in fiscal year 2000 included a significant loss from discontinued operations, but also stemmed from significant research and development expenditures, administrative expenses and financing expenses associated with the Company's highly leveraged financial position. The Company also sustained significant operating losses and operating cash flow deficiencies in 1999 and 1998. The Company experienced a net loss of $18.3 million during the first nine months of 2001 and used $6.8 million of cash in operations during this same period. Management anticipates the Company will incur additional losses and further cash flow deficiencies in the last three months of 2001. The Company also is attempting to address the recent setback its subsidiary, DNA Plant Technology Corporation ("DNAP"), experienced in a shareholder litigation case and how DNAP will fund the judgment for damages that was rendered against it (see note 9). Due to the continuing losses and operating cash flow deficiencies, there is substantial doubt about the Company's ability to continue as a going concern.

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

         There can be no assurance that these actions will result in sufficient working capital to significantly improve the Company's current financial position or its results of operations. The Company also is dependent on Savia to meet its commitments under the Cash Support Agreement, which is in doubt due to recent declines in Savia's financial position and the significant debt obligations it must service. The Cash Support Agreement is due to terminate on December 31, 2001. While the Company is actively seeking to develop alternative sources of funding, there can be no assurance the Company will be able to meet its obligations in 2001 nor secure funds beyond the 2001 calendar year.

         The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - NET LOSS PER COMMON SHARE

         The weighted average number of common shares outstanding during the three and nine month periods ended September 30, 2001 and 2000 was 23,588,031.

         The following table sets forth the potential shares of common stock that are not included in the diluted net income or loss per share attributable to common stockholders because to do so would be anti-dilutive for the periods indicated (in thousands):

                                                                     THOUSANDS OF SHARES
                                                       ----------------------------------
                                                                      SEPTEMBER 30,
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

         The presentation of the discontinued operations includes segregation of the operating results in the Consolidated Statement of Operations and Comprehensive Income and Loss for the quarters and nine months ended September 30, 2001 and 2000. The net assets and cash flows of the discontinued operations are segregated in the Consolidated Balance Sheet at September 30, 2001 and December 31, 2000 and in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2001 and 2000. Accordingly, the revenues, costs and expenses, assets and liabilities and cash flows of these discontinued operations have been excluded from the respective captions in the Consolidated Statement of Operations and Comprehensive Income and Loss, Consolidated Balance Sheet and Consolidated Statement of Cash Flows and have been reported as "Income (loss) from operations of fresh produce business," "Net assets of discontinued operations," and as "Net changes in: Net assets of discontinued operations" for the periods noted above. The results of discontinued operations do not include any interest expense or management fees allocated by the Company. Data presented for earnings per share reflect the reclassification of the discontinued operations.

         The results of the discontinued operations through the appropriate measurement dates are summarized as follows (in thousands of dollars):

                                                                           FARMING    DISTRIBUTION            TOTAL
                                                                           -------    ------------            -----
NINE MONTHS ENDED SEPTEMBER 30, 2001
Revenues....................................................              $  2,485       $ 166,159        $ 168,644
Income (loss) before provision for income taxes.............                (5,789)          4,799             (990)
Income tax expense..........................................                   --            1,131            1,131
Income (loss) from operations, net of income taxes
 and minority interest......................................                (5,352)          3,521           (1,831)
Net income (loss)...........................................                (5,352)          3,521           (1,831)

NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenues....................................................              $   (796)      $ 165,718        $ 164,922
Loss before provision for income taxes......................               (13,221)         (1,712)         (14,933)
Income tax expense..........................................                    --             899              899
Loss from operations, net of income taxes
 and minority interest......................................               (11,888)         (2,375)         (14,263)
Net loss....................................................               (11,888)         (2,375)         (14,263)


         For financial reporting purposes, the assets and liabilities attributable to undisposed discontinued operations have been classified in the consolidated balance sheet as net assets of discontinued operations and consist of the following (in thousands of dollars):

                                                                           FARMING    DISTRIBUTION            TOTAL
                                                                           -------    ------------            -----
AT SEPTEMBER 30, 2001
Current assets................................................           $  17,626       $  36,058        $  53,684
Total assets..................................................              62,550          57,665          120,215
Current liabilities...........................................              25,699          31,052           56,751
Total liabilities.............................................              25,704          31,801           57,505
Minority interest.............................................                 --            3,011            3,011
Accumulated other comprehensive income........................                  74             664              738
Net assets of discontinued operations.........................              36,772          22,189           58,961

AT DECEMBER 31, 2000
Current assets................................................           $  22,672       $  38,981        $  61,653
Total assets..................................................              84,880          44,038          128,918
Current liabilities...........................................              30,396          35,438           65,834
Total liabilities.............................................              30,415          35,622           66,037
Minority interest.............................................              (1,145)          3,214            2,069
Accumulated other comprehensive income........................                   0             260              260
Net assets of discontinued operations.........................              55,610           4,942           60,552

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

         EXCEPT AS NOTED, THE FOOTNOTES TO THESE FINANCIAL STATEMENTS REFLECT BALANCES OF CONTINUING OPERATIONS AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000. INCOME AND EXPENSE DISCLOSURES IN THE FOOTNOTES TO THESE FINANCIAL STATEMENTS, UNLESS OTHERWISE NOTED, REFLECT ONLY THOSE FROM CONTINUING OPERATIONS FOR THE QUARTERS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000.

NOTE 4 - ASSETS HELD FOR SALE

         The Company's strawberry breeding assets were re-classified as assets held for sale due to the Company's decision in April 2001 to re-structure its strawberry business and sell the Company's strawberry breeding assets. A $2.1 million charge was taken in the second quarter of 2001 for the impairment of assets held for sale. The $2.1 million charge reflected the difference between the original purchase price of these breeding assets in December 1998 less the accrued amortization through June
30, 2001 and the expected realization of $1.5 million on the sale. In October 2001 the Company sold certain breeding assets for $0.3 million. In November the Company accepted final bids on the majority of the remaining breeding assets, and commitments were signed in an aggregate amount of $0.25 million. The Company now expects that the total amount it will recover on the sale of the breeding assets will fall short of the originally anticipated proceeds by $0.9 million to $1.0 million, and this additional charge will be recorded in the fourth quarter of 2001. As the assets are now recorded as being held for sale, no additional amortization charges will be recorded in the future. Amortization charges on these assets have been recorded at $0.1 million per quarter.

NOTE 5 - INVENTORIES

         Inventories were comprised of the following:

                                                                                  THOUSANDS OF U.S. DOLLARS

                                                                              SEPTEMBER 30,             DECEMBER 31,
                                                                                       2001                     2000
                                                                          ------------------      -------------------
Finished produce..................................................            $         --                $     332
Spare parts and materials.........................................                      12                       20
                                                                          ------------------      -------------------
                                                                              $         12                $     352
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

                                                                 THOUSANDS OF U.S. DOLLARS
                                                                                                Total of
                                                   Discontinued         Research and           Reportable
                                                    Operations           Development            Segments
                                                  ----------------     ----------------      --------------
JANUARY 1 - SEPTEMBER 30, 2001
Total revenues.............................        $ 168,644            $   1,742             $ 170,386
Operating income (loss)....................              451               (9,551)               (9,100)
Depreciation and amortization..............            1,649                2,173                 3,822
Identifiable assets at September 30 (1)....          116,248               21,084               137,332
Acquisition of long-lived assets...........            2,916                  102                 3,018

JANUARY 1 - SEPTEMBER 30, 2000
Total revenues.............................        $ 164,922            $   2,753             $ 167,675
Operating loss.............................          (14,081)              (7,452)              (21,533)
Depreciation and amortization..............            1,449                1,599                 3,048
Identifiable assets at September 30 (1)....          109,825               26,240               136,065
Acquisition of long-lived assets...........              790                3,352                 4,142

NOTES:
1. IDENTIFIABLE ASSETS for segments are defined as total assets less cash in banks, deferred income taxes and investment in shares.

Reconciliation of the segments to total consolidated amounts is set forth below:

                                                                       THOUSANDS OF U.S. DOLLARS

                                                                         JANUARY 1 - SEPT. 30
                                                                         2001               2000
                                                                    ---------------     --------------
REVENUES
    Total segment revenues......................................       $ 170,386          $ 167,675
    Revenues of discontinued operations.........................        (168,644)          (164,922)
                                                                    ---------------     --------------
    Consolidated revenues.......................................       $   1,742          $   2,753
                                                                    ===============     ==============

INCOME BEFORE TAXES
    Total operating loss from reportable segments...............       $  (9,100)         $ (21,533)
    Interest, net...............................................          (1,950)           (11,079)
    Shareholder litigation expense..............................          (6,379)                 0
    Operating (income) loss of discontinued operations..........            (451)            14,081
                                                                    ---------------     --------------
    Consolidated loss before taxes..............................       $ (17,880)         $ (18,531)
                                                                    ===============     ==============

ASSETS
    Total segment identifiable assets...........................       $ 137,332          $ 136,065
    Unallocated and corporate assets  (1).......................             125                276
    Total assets of discontinued operations.....................        (116,248)          (109,825)
    Net assets of discontinued operations.......................          58,961             47,091
                                                                    ---------------     --------------
    Consolidated assets.........................................       $  80,170          $  73,607
                                                                    ===============     ==============

NOTES:
1. Includes Bionova Holding's and segments' cash in banks, deferred income taxes and other corporate assets.

     Revenue from external customers by product/service category is set forth below:

                                                                     THOUSANDS OF U.S. DOLLARS

                                                                                                   Total of
                                                        Discontinued        Research and          Reportable
                                                         Operations          Development           Segments
                                                       --------------      --------------       --------------
JANUARY 1 - SEPTEMBER 30, 2001
Core vegetables (1)...........................           $     80,407                             $     80,407
Fruits and other fresh produce (2)............                 88,237                                   88,237
Contracted R&D revenue........................                                $     1,324                1,324
Licensed technology and royalties.............                                        418                  418
                                                       --------------      --------------       --------------
Total                                                    $    168,644         $     1,742             $170,386

JANUARY 1 - SEPTEMBER 30, 2000
Core vegetables (1)...........................           $     90,672                             $     90,672
Fruits and other fresh produce (2)............                 74,250                                   74,250
Contracted R&D revenue........................                                $     2,516                2,516
Licensed technology and royalties.............                                        237                  237
                                                       --------------      --------------       --------------
Total                                                    $    164,922         $     2,753         $    167,675

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

         In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact that SFAS 144 will have on its financial statements.

NOTE 9 - SHAREHOLDER LITIGATION EXPENSE AND CONTINGENCIES

         On August 29, 1997, a lawsuit styled GRACE BROTHERS, LTD. V. DNAP HOLDING CORPORATION, DNA PLANT TECHNOLOGY CORPORATION AND DOES 1 THROUGH 20 INCLUSIVE was filed in the Superior Court of the State of California, County of Alameda. This claim arose out of the Merger ("the Merger") on September 26, 1996 of DNAP with a wholly-owned subsidiary of Bionova Holding. In the Merger, shares of DNAP's Preferred Stock were converted into the right to receive shares of common stock of Bionova Holding. The plaintiff alleged that it owned shares of Preferred Stock and that DNAP breached its contractual obligations to the plaintiff by, among other things, not providing special conversion privileges to the preferred stockholders. The plaintiff also alleged that Bionova Holding and the former holders of DNAP common stock were unjustly enriched by DNAP's alleged breach of the Certificate of Designation. In addition, the plaintiff has added an allegation that Bionova Holding tortiously interfered with the plaintiff's contract rights. The plaintiff filed a motion for summary adjudication against DNAP, and on August 10, 2001, the court ruled in favor of the plaintiff and against DNAP in the amount of $6.4 million. Judgment against DNAP was entered on August 27, 2001. The Company recognized a $6.4 million litigation expense in the second quarter of 2001. On October 24, 2001, DNAP filed a notice of appeal from the judgment. Bionova Holding and DNAP deny any wrongdoing or liability in this matter and intend to vigorously contest this lawsuit.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues of RESEARCH AND DEVELOPMENT decreased from $0.6 million in the third quarter of 2000 to $0.5 million in the third quarter of 2001. The revenue decline was attributable to lower revenues recorded on the research activities being conducted on behalf of Seminis.

         Selling and administrative expenses were virtually unchanged from the third quarter of 2000 to the third quarter of 2001. The Company has continued to incur large legal expenses in connection with shareholder litigation and in examining its re-structuring alternatives.

         Research and development expenses also were virtually unchanged from the third quarter of 2000 to the third quarter of 2001. Savings generated through the re-structuring of the technology operations undertaken in the second quarter of 2001 were offset by the final charges incurred during the quarter related to the restructuring expense.

         Amortization expense declined from $0.5 million in the third quarter of 2000 to $0.4 million in the third quarter of 2001 due to the re-classification of the Company's strawberry breeding assets as Assets Held for Sale.

         Interest expense declined from $3.4 million in the third quarter of 2000 to $0.5 million in third quarter of 2001. During the third quarter of 2000 the Company accrued interest expense on the advances that Savia provided to retire the $100 million of Senior Guaranteed Floating Rate Notes on April 13, 2000 and additional advances Savia made to support the operations of the Company thereafter. In accordance with the Purchase Agreement concluded on December 29, 2000 all of the 2000 interest expense to Savia was not to be paid and was accounted for as a capital contribution. In the third quarter of 2001 the Company accrued $0.4 million of interest expense associated with the advances that Savia has made in 2001. In accordance with the Cash Support Agreement for 2001 Savia had the right to request a note for these 2001 advances if the sale of the fresh produce business was not completed by June 30, 2001. Savia made this request of the Company, and a note was signed in August 2001 for the outstanding balance as of

June 30, 2001. The Company has further agreed to update this note upon Savia's issuance of any additional advances in 2001.

         The net loss from discontinued operations of the fresh produce business declined from $3.6 million in the third quarter of 2000 to $3.1 million in the third quarter of 2001. This improvement was far lower than in prior quarters of 2001. The Company's farming operations experienced large losses in the third quarter of 2001 due to production shortfalls and low prices, particularly in its grape products.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

         Revenues of RESEARCH AND DEVELOPMENT declined from $2.8 million in the first nine months of 2000 to $1.8 million in the same period of 2001. The revenue decline was attributable to lower revenues recorded on the research activities being conducted on behalf of Seminis and a reduction in royalty revenues.

         Selling and administrative expenses decreased from $4.2 million in the first nine months of 2000 to $3.6 million in the same period of 2001 due to reductions in corporate overhead compensation allocated to the ongoing operations of the research and development business.

         Research and development expenses declined from $4.4 million in the first nine months of 2000 to $4.2 million in the same period of 2001 due to a lower level of research activity and a commensurate reduction in expenses along with the re-structuring of the technology operations undertaken in the second quarter of 2001.

         A $2.1 million charge was taken in the second quarter of 2001 for the impairment of assets held for sale. This charge stems from the Company's recently announced effort to re-structure its strawberry business and a decision made in June 2001 to terminate the Company's breeding program and sell the related assets. The $2.1 million charge reflects the difference between the original purchase price of these breeding assets in December 1998 less the accrued amortization through June 30, 2001 and the expected realization of $1.5 million on the sale. In October 2001 the Company sold certain breeding assets for $0.3 million. In November 2001 the Company accepted final bids on the majority of the remaining breeding assets, and commitments were signed in an aggregate amount of $0.25 million. The Company now expects the total amount it will recover on the sale of the breeding assets will fall short of the originally anticipated proceeds by $0.9 million to $1.0 million, and this additional charge will be recorded in the fourth quarter of 2001. As the assets are now recorded as being held for sale, no additional amortization charges will be recorded in the future. Amortization charges on these assets have been recorded at $0.1 million per quarter.

         Interest expense declined from $10.5 million in the first nine months of 2000 to $0.5 million in the first nine months of 2001. The Company paid interest on its $100 million of Senior Guaranteed Floating Rate Notes through the date of their retirement on April 13, 2000 and recorded interest on the advances made by Savia to retire the floating rate notes and to support the operations of the Company. In accordance with the Purchase Agreement concluded on December 29, 2000 all of the 2000 interest expense to Savia was not to be paid and was accounted for as a capital contribution. In the third quarter of 2001 the Company accrued $0.4 million of interest expense associated with the advances that Savia has made in 2001. In accordance with the Cash Support Agreement for 2001 Savia had the right to request a note for these 2001 advances if the sale of the fresh produce business was not completed by June 30, 2001. Since the sale was not completed by June 30, 2001, Savia exercised its right, and in August 2001 a note was signed for the outstanding balance due as of June 30, 2001. The Company has further agreed to update this note upon the issuance of any additional advances made to the company by Savia after June 30, 2001.

         A $6.4 million charge was taken in the second quarter of 2001 for shareholder litigation expense due to a court ruling issued by the California Superior Court on August 10, 2001 in favor of the Grace Brothers in their motion for summary judgment against DNAP.

         The turnaround from a $14.3 million net loss in the discontinued operations of the fresh produce business in the first nine months of 2000 to a loss of $1.8 million in the first nine months of 2001 was primarily a result of significantly better market conditions in the United States this year versus prior year and the re-structuring of business operations undertaken in 2000. Farming losses were reduced from $11.9 million to $5.4 million from the first nine months of 2000 to the same period in 2001. This improvement was due primarily to better pricing for the Company's products and lower administrative expenses due to the restructuring undertaken in 2000. An improvement of $5.9 million in the net income of the distribution businesses was achieved due to higher prices and volumes in the U.S. markets in the first nine months of 2001 as compared with the same period of 2000 and the elimination of write offs in this segment of the business that occurred in the first nine months of 2000.

CAPITAL EXPENDITURES

         During the first nine months of 2001 the Company made capital investments of $0.1 million, the majority of which was spent to purchase computer hardware and software required for the new trait genomics platform.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 2001, the Company used $6.8 million of cash in operating activities. Cash used in the results of operations amounted to $14.0 million (i.e., net loss as adjusted for items not affecting cash, including depreciation, amortization, and the impairment of assets). Working capital requirements declined by $7.2 million during the first nine months of 2001. The change in working capital was a consequence of a $0.5 million decline in accounts receivable, a $1.0 million reduction in the net assets of the discontinued operations of the fresh produce business, and an increase in accounts payable of $5.7 million due to the accrual of the expenses associated with the shareholder lawsuit.

         As a result of the Company's operating losses during the past three years and management's anticipation that the Company will incur a net loss and an operating cash flow deficiency for the year ending December 31, 2001, there continues to be substantial doubt about the Company's ability to continue as a going concern. These deficiencies have been exacerbated by the recent setback of the Company's subsidiary, DNAP, experienced in a shareholder litigation case and how DNAP will fund the final judgment for damages that was rendered against it. Management has been and is continuing to address the Company's financial condition by selling assets, exiting the fresh produce business, re-structuring its technology business to reduce the cash burn in 2001 and beyond, and by entering into a Cash Support Agreement for 2001 with Savia. During the first nine months of 2001 Savia provided the Company $6.7 million of funding under this agreement to fund the activities of the technology business and to cover corporate overheads. There can be no assurance that the actions the Company is taking will result in sufficient working capital to significantly improve the Company's current financial position or its results of operations. The Company also is dependent on Savia to meet its commitments under the Cash Support Agreement, which is in doubt due to recent declines in Savia's financial position and the significant debt obligations it must service. While the Company is actively seeking to develop alternative sources of funding, there can be no assurance the Company will be able to meet its obligations in 2001 nor secure funds beyond the 2001 calendar year. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed. SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact that SFAS 144 will have on its financial statements.

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

EVEN IF WE DO COMPLETE THE SALE OF THE FRESH PRODUCE BUSINESS, WE MAY NOT BE ABLE TO OBTAIN THE FINANCING NECESSARY TO IMPLEMENT OUR BUSINESS PLAN

         The Company sustained losses in 1998, 1999 and 2000 and during the first nine months of 2001. While most of these losses arose in the fresh produce business, the Company's technology business also lost money in each of those years. Moreover, we do not expect the technology business to become profitable for at least three years, and it may never become profitable. Therefore, the Company will need additional financing to achieve its growth and technology objectives and to fund working capital requirements, capital expenditures and the purchase and development of new technologies.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The table below provides information about the Company's derivative financial instruments consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Weighted average variable rates are based on implied forward rates in the yield curve on September 30, 2001. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars and Mexican pesos, and are indicated accordingly in the tables below.


-----------------------------------------------------------------------------------------------------------
                                                 EXPECTED MATURITY DATE
-----------------------------------------------------------------------------------------------------------
                                                                               There                  Fair
                                         2001     2002      2003      2004     After      Total      Value
-----------------------------------------------------------------------------------------------------------
Short-term debt:
($US equivalent in millions)
-----------------------------------------------------------------------------------------------------------
    U.S. dollar variable rate......     $ 5.0                                             $ 5.0      $ 5.0
-----------------------------------------------------------------------------------------------------------
      Average interest rate........        9%
-----------------------------------------------------------------------------------------------------------
    Peso variable rate (in $US)..       $ 0.5                                             $ 0.5      $ 0.5
-----------------------------------------------------------------------------------------------------------
      Average interest rate........       26%
-----------------------------------------------------------------------------------------------------------
Long-term debt:
-----------------------------------------------------------------------------------------------------------
    U.S. dollar fixed rate.........     $ 0.0                                             $ 0.0      $ 0.0
-----------------------------------------------------------------------------------------------------------
      Average interest rate........        0%
-----------------------------------------------------------------------------------------------------------
    U.S. dollar variable rate......     $ 0.2    $ 0.2     $ 0.2     $ 0.1     $ 0.1      $ 0.8      $ 0.8
-----------------------------------------------------------------------------------------------------------
      Average interest rate........       10%      10%       10%       10%       10%
-----------------------------------------------------------------------------------------------------------

         The Company tries to use the most cost-effective means to fund its operating and capital needs. Fixed or variable debt will be borrowed in both U.S. dollars and Mexican pesos. The Company borrows Mexican pesos to provide for its working capital needs in its Mexican operations. To minimize exchange risk associated with the importation of products, the Company will enter into forward exchange contracts where the functional currency to be used in the transaction is dollars. At September 30, 2001, all of the Company's long-term debt is variable rate debt and is denominated in U.S. dollars.

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

--------------------------------------------------------------------------------------------------
                                                                                            Fair
                                                         2001             Total            Value
--------------------------------------------------------------------------------------------------
On-Balance sheet
Financial Investments
        ($US equivalent in millions)
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
    Peso short-term debt:
--------------------------------------------------------------------------------------------------
      Variable rate (in $US)...............           $   0.5             $ 0.5            $ 0.5
--------------------------------------------------------------------------------------------------
      Average interest rate................               26%
--------------------------------------------------------------------------------------------------
      Expected maturity or
        Transaction date...................           Dec. 31
--------------------------------------------------------------------------------------------------

         The Company had no firmly committed forward sales contracts in Mexican pesos as of September 30, 2001.

         The Company is exposed to U.S. dollar-to-Mexican peso currency exchange risk due to revenues and costs denominated in Mexican pesos associated with its Mexican subsidiaries, ABSA and Interfruver. The Company expects it will continue to be exposed to currency exchange risks in the near future.

COMMODITY PRICE RISK

The table below provides information about the Company's fresh produce growing crops inventory and fixed price contracts that are sensitive to changes in commodity prices. For inventory, the table presents the carrying amount and fair value at September 30, 2001. For the fixed price contracts, the table presents the notional amounts in Boxes, the weighted average contract prices, and the total dollar contract amount by expected maturity dates, the latest of which occurs within one year from the reporting date. Contract amounts are used to calculate the contractual payments and quantity of fresh produce to be exchanged under futures contracts.


         ---------------------------------------------------------------------------------------------------------
                              AT SEPTEMBER 30, 2001

         ---------------------------------------------------------------------------------------------------------
                                                                                   Carrying              Fair
                                                                                    Amount              Value
         ---------------------------------------------------------------------------------------------------------
         On-balance sheet commodity position:
             Fresh produce crops in process inventory ($US in millions)....          $  2.1            $  2.1

         ---------------------------------------------------------------------------------------------------------
         ---------------------------------------------------------------------------------------------------------
         Fixed price contracts:
             Contract volumes  (2,169,628 boxes)
             Weighted average unit price (per 2,169,628 boxes).............          $ 8.53            $ 8.53
             Contract amount ($US in millions).............................          $ 18.5            $ 18.5

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 29, 1997, a lawsuit styled GRACE BROTHERS, LTD. V. DNAP HOLDING CORPORATION, DNA PLANT TECHNOLOGY CORPORATION AND DOES 1 THROUGH 20 INCLUSIVE was filed in the Superior Court of the State of California, County of Alameda. This claim arose out of the Merger ("the Merger") on September 26, 1996 of DNAP with a wholly-owned subsidiary of Bionova Holding. In the Merger, shares of DNAP's Preferred Stock were converted into the right to receive shares of common stock of Bionova Holding. The plaintiff alleged that it owned shares of Preferred Stock and that DNAP breached its contractual obligations to the plaintiff by, among other things, not providing special conversion privileges to the preferred stockholders. The plaintiff also alleged that Bionova Holding and the former holders of DNAP common stock were unjustly enriched by DNAP's alleged breach of the Certificate of Designation. In addition, the plaintiff has added an allegation that Bionova Holding tortiously interfered with the plaintiff's contract rights. The plaintiff filed a motion for summary adjudication against DNAP, and on August 10, 2001, the court ruled in favor of the plaintiff and against DNAP in the amount of $6.4 million. Judgment against DNAP was entered on August 27. On October 24, DNAP filed a notice of appeal from the judgment. Bionova Holding and DNAP deny any wrongdoing or liability in this matter and intend to vigorously contest this lawsuit.

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


                     BIONOVA HOLDING CORPORATION



                     Date: November 13, 2001     By: /s/ ARTHUR H. FINNEL
                                                ---------------------------
                                                       Arthur H. Finnel,
                                                  Executive Vice President,
                                           Treasurer and Chief Financial Officer

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