Form 10-K
period 2001-12-31
BIONOVA HOLDING CORP
filed 2002-04-12
CIK 1020866

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /X/ No / /

    Aggregate market value of Common Stock held by non-affiliates as of March 25, 2002: $2,215,463

    Number of shares of Common Stock outstanding as of March 25, 2002:
23,480,408

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                            --------
PART I....................................................................      3
  ITEM 1.     BUSINESS....................................................      3
    Overview..............................................................      3
    2001 Year-End Financial Position......................................      3
    Background and Status of December 2000 Purchase and Cash Support
     Agreements with Savia................................................      4
    Near-Term Business and Financial Outlook..............................      5
    Background............................................................      6
    Farming...............................................................      6
    Distribution..........................................................      7
    Research and Development..............................................      8
    Proprietary Protection................................................     12
    Competition...........................................................     12
    Employees.............................................................     12
    Controlling Stockholder; Conflicts of Interest........................     13
  ITEM 2.     PROPERTIES..................................................     13
  ITEM 3.     LEGAL PROCEEDINGS...........................................     13
  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     16
PART II...................................................................     17
  ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS.......................................     17
  ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA........................     18
  ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS.................................     19
    Overview..............................................................     19
    Results of Operations.................................................     20
    Quarterly Results of Operations.......................................     23
    Capital Expenditures..................................................     23
    Liquidity and Capital Resources.......................................     24
    Impacts of Retention of Fresh Produce Business........................     27
    Critical Accounting Policies..........................................     27
    Disclosure Regarding Forward Looking Statements.......................     29
  ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                RISK......................................................     35
  ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     37
  ITEM 9.     DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURE................................................     65
PART III..................................................................     66
  ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.............     66
  ITEM 11.    EXECUTIVE COMPENSATION......................................     67
  ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT................................................     71
  ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS........     72
PART IV...................................................................     74
  ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                8-K.......................................................     74

    TRANSWITCH-REGISTERED TRADEMARK- IS A REGISTERED TRADEMARK OF DNAP OR ITS SUBSIDIARIES. MASTER'S TOUCH-REGISTERED TRADEMARK- AND PREMIER
SELECCION-REGISTERED TRADEMARK- ARE REGISTERED TRADEMARKS OF AN AFFILIATE OF BIONOVA HOLDING.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    Bionova Holding Corporation, a Delaware corporation (together with its subsidiaries, unless the context requires otherwise, "Bionova Holding" or the "Company"), was formed in January 1996, and acts as a holding company for
(i) Agrobionova, S.A. de C.V., a corporation organized under the laws of the United Mexican States, of which the Company owns 98.6% ("ABSA"),
(ii) International Produce Holding Company, a Delaware corporation, of which the Company owns 100% ("IPHC"), (iii) DNA Plant Technology Corporation, a Delaware corporation, of which the Company owns 100% ("DNAP"), and (iv) VPP Corporation, a Delaware corporation, of which the Company owns 100% ("VPP"). The Company acquired majority interests in ABSA and IPHC on July 1, 1996, by means of a capital contribution from Bionova, S.A. de C.V. ("Bionova Mexico"), and on October 7, 1997, acquired all of the minority interests in IPHC and increased its ownership interest in ABSA to 80%. On December 28, 2000, Bionova Holding increased its ownership interest in ABSA to 98.6% by completing the capitalization of amounts that had previously been advanced to ABSA. DNAP became a wholly-owned subsidiary of the Company on September 26, 1996, as a result of the merger (the "Merger") of Bionova Acquisition, Inc., a Delaware corporation that was a wholly-owned subsidiary of the Company, with and into DNAP. VPP was formed as a wholly-owned subsidiary of the Company on August 18, 1997.

    ABSA engages in the business of growing fresh fruits and vegetables, primarily tomatoes and peppers, in Mexico and exporting fresh produce to the United States and other markets. ABSA also owns 98.0% of Siembra Cultivo y Cosecha del Noroeste, S.A. de C.V., a corporation organized under the laws of the United Mexican States ("Siembra"), which provides labor and administrative services to ABSA. ABSA also owns 98.0% of Comercializadora Premier, S.A. de C.V., a corporation organized under the laws of the United Mexican States ("Premier Mexico"), which provides administrative services to the Company. In November, 2001, ABSA sold its 50.01% interest in Interfruver de Mexico, S.A. de C.V., a corporation organized under the laws of the United Mexican States ("Interfruver"), to the Bon Family. Interfruver engages in the business of marketing and distributing fresh produce in Mexico, including fruits and vegetables produced by ABSA. IPHC is a holding company whose subsidiaries are in the business of marketing and distributing fresh produce primarily in the United States and Canada, including fruits and vegetables produced by ABSA. DNAP and VPP are agribusiness biotechnology companies focused on the development and application of genetic engineering and transformation technologies in plants.

    Approximately 77.0% of the outstanding Common Stock of the Company is indirectly owned by Savia, S.A. de C.V. ("Savia"). In addition, Savia indirectly owns 200 shares of Series A Convertible Preferred Stock, which, if converted, would result in Savia owning 88.4% of the outstanding Common Stock of the Company. The owner of record of all of these shares of common and preferred stock is Ag-Biotech Capital, LLC, a wholly-owned subsidiary of Savia. Savia is a Mexican corporation which acts as a holding company for several companies, including Seminis, Inc., the leading manufacturer of fruit and vegetable seeds in the world.

    The corporate headquarters of the Company are located at 6701 San Pablo Avenue, Oakland, California 94608, and the telephone number is (510) 547-2395.

2001 YEAR-END FINANCIAL POSITION

    Bionova Holding's balance sheet at December 31, 2001 reflected that the Company was in a position of technical insolvency, as its current assets of $49.3 million fell far short of its current liabilities of $117.9 million. The Company's fresh produce subsidiaries owed $10.1 million to banks, most of which is on a revolving line of credit and guaranteed by Savia. Bionova Holding and its subsidiaries were indebted to Savia and its subsidiaries (other than Bionova Holding) in a total amount of $89.3 million. Of this total
$19.1 million was owed by ABSA and is accruing interest at a rate of approximately 9% per annum. Bionova Holding had debt of $62.9 million to Savia, which consisted of the $48 million of advances made in April 2000, $7.5 million of advances made to Bionova Holding by Savia in 2001 under a cash support agreement, and $7.4 million of interest that has accrued on this debt. The Bionova Holding debt currently is accruing interest at a rate of approximately 12.25% per annum. Other subsidiaries of Bionova Holding had related party accounts due to Savia and its subsidiaries that accounted for the balance of the $7.3 million. All of the Bionova Holding debt originally was due to be paid by March 23, 2002, but was extended by agreement between Bionova Holding and Savia until December 31, 2002. The other related party accounts due to Savia and its subsidiaries have varying maturities, but all are due in 2002. At this time, Bionova Holding does not know how this indebtedness will be handled.

BACKGROUND AND STATUS OF DECEMBER 2000 PURCHASE AND CASH SUPPORT AGREEMENTS WITH
  SAVIA

    One vehicle which might still be available to reduce the Company's significant debt with Savia is the December 28, 2000 Purchase Agreement between the Company and Savia ("Purchase Agreement"). This agreement, to which Savia's subsidiary Ag-Biotech Capital, LLC is also a party, contains four major components. First, Bionova Holding would sell its fresh produce farming and distribution business (including all of the debt and liabilities of the fresh produce business) to Savia for $48 million. In acquiring the fresh produce business Savia would purchase 100% of the shares held by Bionova Holding in ABSA and IPHC. The purchase price for the fresh produce business was to be paid by the application of $48 million of advances previously made by Savia to Bionova Holding. As of September 30, 2001, both Bionova Holding and Savia had the option to terminate the Purchase Agreement, but neither party has yet elected to take this action.

    Second, on December 29, 2000 Bionova Holding issued 200 shares of convertible preferred stock to Bionova International for $63.7 million, which was paid through the application of all of the remaining outstanding advances previously made by Savia to Bionova Holding (other than the $48 million which would be applied to the sale of the fresh produce business). The 200 shares of preferred stock, all of which Bionova International has transferred to Ag-Biotech Capital, LLC, are convertible into 23,156,116 shares of common stock (a conversion ratio based on $2.75 per share) at any time after adoption and filing by the Company of a charter amendment increasing the authorized number of shares of Common Stock to at least 70,000,000. The Company will not receive any additional consideration upon the conversion of the preferred stock.

    Third, Savia committed to enter into sublicense agreements whereby it or its affiliates would license to Bionova Holding certain technology rights that are important for Bionova Holding to move forward in its business. Bionova Holding will be able to utilize these rights for research purposes without cost. Upon commercialization of products utilizing these technology rights the Company will be obligated to pay royalties to Savia and/or the owner of the technology. These licenses were granted during 2001. Fourth, the Purchase Agreement provides that in lieu of the rights offering previously contemplated by the 1998 Stock Purchase Agreement between Bionova International and Bionova Holding, Bionova Holding will issue to each of its stockholders rights to purchase two shares of Bionova Holding common stock for each share they own as of the date the registration statement relating to the rights offering is declared effective or such other record date as may be set by Bionova Holding's Board of Directors. The exercise price for the rights will be $2.50 per share. The rights will expire 60 days after issuance or at such other time as Savia and Bionova Holding's Special Committee of Independent Directors may agree. Ag-Biotech Capital, LLC has agreed to surrender all of the rights it receives to Bionova Holding without exercising them. The Purchase Agreement does not specify a deadline for effecting the rights offering. Due to the current and historical market prices, management has deferred the rights offering until other strategic decisions regarding the technology business and the fresh produce business have been made.

    Bionova Holding and Savia also entered into a Cash Support Agreement for 2001. This agreement provided that, during 2001, Savia would advance funds to Bionova Holding as requested to finance Bionova Holding's technology business. During 2001, Savia advanced $7.5 million under this Agreement. These advances are to be applied to the purchase by Savia (i.e., exchanged for) of additional common shares if and when the sale of the fresh produce business is closed. The purchase price to be paid by Savia for the additional shares under the Cash Support Agreement will be $2.50 per share, subject to certain adjustments if the market price exceeds $2.50. If the sale of the fresh produce business is completed pursuant to the Purchase Agreement, and the preferred stock is converted to common stock as described above, then the capitalization of the amounts advanced under the Cash Support Agreement will increase Savia's beneficial interest in Bionova Holding to 89.1%.

    If the transactions to sell the fresh produce business to Savia and the conversion of the advances under the cash support agreement were completed, the Company would be able to eliminate all of its bank debt and its entire debt to Savia and Savia's subsidiaries. When this strategy was originally designed in December, 2000, the Company believed it would have a good opportunity to raise new capital and/or secure new research contracts to support the Company's technology business from January 1, 2002 forward upon the termination of Savia's cash support. However, the Company was not able to raise new financing or secure new contracts for its technology business in 2001, in part due to market conditions and in part due to the perceived uncertainty about the Company emanating from the appellate court ruling in favor of the Grace Brothers in January 2001 and the judgment granted in favor of the Grace Brothers in an amount of $6.4 million in August 2001. The Company, with the financial assistance of Savia, finally settled the Grace Brothers litigation in December 2001. As the Company entered 2002, Savia informed management of Bionova Holding that it could not make any additional cash resources available. Therefore, Bionova Holding chose to delay execution of the Purchase Agreement, as the only available cash resources for the Company were from the sale of certain technology assets and funds that could be generated by the fresh produce business.

    For accounting purposes Bionova Holding treated the fresh produce business
(i) as discontinued operations on its statement of operations for the years ended December 31, 2000, 1999, and 1998, (ii) as net assets of discontinued operations on its balance sheet for the year ended December 31, 2000, and
(iii) as discontinued operations and net assets of discontinued operations in its financial statements filed for the quarters ended March 31, June 30, and September 30, 2001. Since the Company did not proceed to complete the sale of the fresh produce business in 2000 and has no current plans to do so, the results of operations of the fresh produce business have been reclassified from discontinued operations to continuing operations for these prior periods and the net assets from discontinued operations in the December 31, 2000 balance sheet were reclassified to their respective balance sheet accounts.

NEAR-TERM BUSINESS AND FINANCIAL OUTLOOK

    Company management and its Board of Directors have been and are continuing to explore their options in 2002 and beyond. The Company is pursuing aggressively a variety of alternatives for its technology business, including new research contracts, partnerships, third party financing, and the sale of assets. Completing one or more such transactions is essential to the technology business's business plan and its ability to continue as a going concern.

    Cash resources emanating from Bionova Holding's fresh produce business are dependent on the outcome of the Culiacan harvest season in May 2002. To date, production and revenues, and hence cash generation, have run well below projections due to weather conditions that delayed the harvest and low prices for its product during the months of February and March. The Company remains hopeful that it will make up the deficiency during the next three months. If the Company does not meet its cash projections for the harvest season, in all likelihood Bionova Holding will have to cut back and/or terminate some business operations.

    There can be no assurance that these actions will result in sufficient working capital to significantly improve the Company's current financial position or its results of operations. The Company also must find a solution to the $89.3 million of debt plus the interest which is accruing that is due to Savia and its subsidiaries during 2002. While the Company is actively seeking to develop alternative sources of funding, there can be no assurance the Company will be able to meet its obligations in 2002 nor secure funds to take it beyond the 2002 calendar year. Additional financing may not be available to the Company on favorable terms, if at all. If the Company is unable to obtain financing, or to obtain it on acceptable terms, Bionova Holding may be unable to execute its business plan.

    Financial information relating to each of the Company's industry segments is set forth in Note 20 to the Company's financial statements contained in this report. Financial information relating to foreign and domestic operations and export sales also is set forth in Note 20 to the Company's consolidated financial statements.

BACKGROUND

    For operating and financial reporting purposes, the Company historically has classified its business into three fundamental areas: (1) FARMING, which consists principally of interests in Company-owned fresh produce production facilities and joint ventures or contract growing arrangements with other growers; (2) DISTRIBUTION, consisting principally of interests in sales and distribution companies in Mexico, the United States and Canada; and
(3) RESEARCH AND DEVELOPMENT (OR TECHNOLOGY), consisting of business units focused on the development of fruits and vegetables and/or intellectual properties associated with these development efforts. The Farming and Distribution segments collectively are referred to as the Fresh Produce Business.

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

    ABSA's supply derives from (i) produce grown on land owned or leased by ABSA, (ii) produce grown by producers with whom ABSA enters into a financing and distribution contract and (iii) produce grown by producers with whom ABSA enters into both a production association agreement and a distribution contract. When ABSA enters into a financing and distribution contract only, it agrees to provide the grower limited financial assistance for harvesting and/or packing in exchange for exclusive distribution rights. When ABSA enters into a production association agreement, ABSA finances up to 50% of the production cost in a co-production contract with the grower. ABSA provides technical support and agrees to handle the packing and distribution. Net proceeds are shared according to the terms of the association agreement after ABSA recoups its investment. Historically, ABSA had financed up to 100% of the production cost in a joint venture contract with the grower. ABSA discontinued this practice entirely in 2001.

    In 2001, approximately 60% of ABSA's supply came from land owned or leased by ABSA. ABSA owns approximately 3,193 acres in Sinaloa, Sonora and Baja California Sur, and ABSA leases approximately 502 acres in Baja California Sur. During 2001, 40% of production supplied by ABSA was sourced through production associations with growers and through distribution contracts.

    In 2001, approximately 64% of ABSA's sales were tomatoes, 21% were peppers, 6% were cucumbers, 6% were grapes and the remaining 3% were mixed vegetables. In 2000 and 1999, respectively, ABSA's sales were allocated approximately as follows: tomatoes--60% and 68%, peppers--19% and 13%, cucumbers--5% and 4%, and grapes, melons and mixed vegetables (including eggplant and squash)--16% and 15%.

    In 2001, 2000, and 1999, the Farming segment suffered operating losses of $13.4 million, $12.7 million, and $16.8 million, respectively. Of the $13.4 million operating loss in this segment of the business in 2001, $8.6 million was attributable to the write off of all of the goodwill previously on the balance sheet of ABSA.

DISTRIBUTION

    The Company's marketing and distribution activities are carried out by both national and regional distributors. The Company's national distributors in the United States are Bionova Produce, Inc., R.B. Packing of California, Inc. and Bionova Produce of Texas, Inc., each of which is a wholly-owned subsidiary of IPHC, and are referred to collectively as "Bionova Produce." Interfruver, which until November of 2001 had been majority owned by ABSA until ABSA's entire interest was sold to the minority owners of Interfruver, had served as the Company's distributor in Mexico. As a condition of the contract of sale, Interfruver has agreed to continue distributing produce supplied by ABSA. The Company's regional distributors are Premier Fruits and Vegetables BBL Inc. in Montreal, Quebec ("Premier") and Premier Fruits and Vegetables (USA), Inc. in Philadelphia, Pennsylvania. As described below, the Company sold its interest in another regional distributor, Tanimura Distributing, Inc. ("TDI"), on February 19, 2001.

NATIONAL DISTRIBUTORS

    Bionova Produce, Inc., Bionova Produce of Texas, Inc. and R.B. Packing of California, Inc. collectively had revenues of $73.6 million in 2001. The majority of these sales were made by Bionova Produce, Inc., which is located in Nogales, Arizona, a major point of entry for Mexican produce into the United States. Approximately 58% of the produce distributed by Bionova Produce, Inc. is provided by ABSA (including produce grown by ABSA and produce grown by growers with whom ABSA enters into production association contracts). No single customer accounted for more than 10% of Bionova Produce, Inc.'s sales in 2001. In 2001, Bionova Produce, Inc.'s sales were 55% to supermarkets, 24% to wholesalers and 21% to brokers. Its main selling season is December through May.

    R.B. Packing of California, Inc. is located in San Diego, California and the majority of the produce it distributes is grown in California and the Mexican states of Baja California Norte and Baja California Sur. In 2001, its sales were 28% to supermarkets, 37% to wholesalers, and 35% to brokers. Its main selling season is July through November. Bionova Produce of Texas, Inc. is a distributor located in McAllen, Texas that distributes produce grown in Mexico and currently is concentrating on the importation and distribution of papaya, melons and hothouse tomatoes.

    Interfruver is one of Mexico's largest fresh produce distributors. Based in Guadalajara, Interfruver distributes produce from ABSA and other Mexican producers. Interfruver also imports produce from the United States and other countries. Approximately 74% of its sales is to wholesalers and other intermediaries and 26% is to supermarkets. Interfruver's sales totaled
$78.1 million in the period from January to October, 2001. On November 1, 2001 ABSA sold its entire 50.01% interest in Interfruver to members of the Bon Family who previously had owned the remaining 49.99%.

REGIONAL DISTRIBUTORS

    Premier Fruits & Vegetables, BBL Inc. is an 80%-owned subsidiary of IPHC. Premier distributes produce throughout eastern Canada, and its sales were approximately 54% to supermarkets, 20% to independent retailers, and 26% to wholesalers in 2001. Sales in 2001 were approximately U.S. $43.2 million.

    Premier Fruits and Vegetables (USA), Inc., an 80%-owned subsidiary of IPHC, was formed in February, 2000 to market tomatoes and other vegetables, including the Company's branded line of cherry tomatoes and peppers, in the eastern United States. Premier Fruits and Vegetables (USA), Inc. sources its products through and operates under the direction of Premier in Canada.

    TDI, a distributing company based in Los Angeles, was a 75%-owned subsidiary of IPHC from 1995 through 2000. On February 19, 2001, IPHC sold its entire interest in TDI back to TDI in exchange for a note obligating TDI to pay IPHC $1.2 million, plus interest at 10.5% per annum, over a three year period. As a result of the transaction, Mr. Tanimura became the sole stockholder of TDI.

    In 2001 the Distribution segment (including national and regional distributors) experienced an operating loss of $5.9 million. Significantly impacting the operating loss in 2001 was a $5.7 million charge for the impairment of all of the goodwill in this segment of the business along with losses recorded on the sales of Tanimura and Interfruver of $0.4 million and $5.0 million, respectively. In 2000 and 1999 this segment experienced operating losses of $2.1 million and $1.7 million, respectively.

RESEARCH AND DEVELOPMENT

    The Company's research and development activities are carried out by DNAP, a wholly owned subsidiary acquired in September 1996 as a result of the Merger. The mission of DNAP is to develop and commercialize genetic crop protection solutions for specialty crops, including the major vegetables, strawberry, grape, banana, and pineapple. DNAP uses model plants and applies genomics tools, such as micro-arrays for transcript profiling, to accelerate the development cycle.

    In 2001 the Company spent approximately $2.2 million and $1.9 million on Company and customer-sponsored research and development activities, respectively. The total of $4.1 million represents a significant reduction from the combined Company-funded and customer-funded research activities of $6.2 million in 2000. This decrease is attributable to a reduction in DNAP staff by approximately two-thirds that occurred in the second quarter of 2001. This step was taken to conserve cash resources and focus the technology group on its most promising technology opportunities. In conjunction with this workforce reduction some customer-sponsored research was reduced accordingly. The Company discontinued work to develop an herbicide-resistant strawberry variety until additional crop protection traits of relevance to strawberry are developed.

    The Company terminated a number of projects focused on quality trait improvements in vegetables and is now focusing its technology program on disease and nematode resistance traits. This strategy capitalizes on DNAP's strengths in plant transformation, gene expression and product development. Alliances are being used to source functional genomics tools and intellectual property for the development of crop protection traits to be applied to vegetable and fruit crops. The Company is actively pursuing out-licensing opportunities for technologies that are no longer deemed to be fundamental to this new strategy. The Company also intends to license newly developed crop protection technologies to cotton, soybean and other seed companies.

    DNAP currently has a staff of 30 employees, including 16 scientists, with extensive experience in the creation of commercial transgenic plants, intellectual property protection, and regulatory approval processes. The scientific group has transformed strawberry, banana, grape, tomato, pepper and other crops on a commercial scale. As a result, the Company offers existing and new potential partners a broad capability to develop traits, and to commercialize the resulting products, in a wide array of vegetable and fruit crops.

    In 2001 the Research and Development segment experienced an operating loss of $23.4 million. Significantly impacting the operating loss in 2001 were a $7.6 million charge for the impairment of all of the goodwill in this segment of the business, a $7.7 million charge for the impairment of patents and trademarks of DNAP, and a $3.4 million charge for the loss on the sale of VPP's strawberry breeding assets. The Company is pursuing aggressively a variety of alternatives for its technology business, including new research contracts, partnerships, third party financing, and the sale of assets. Completing one or more such transactions is essential to the technology business's business plan, which is described below, and its ability to continue as a going concern.

TECHNOLOGY BACKGROUND

    The advent of plant genomics has opened a new era for developing products for the seed and starter-plant businesses. For most traits of interest, the introduction, or altered expression, of single genes is not sufficient to create commercially useful improvements in plant performance. Rather, it is necessary to understand and gain control of plant pathways and genetic networks that condition specific plant traits. This can be done through altered expression of one or more transcription factors ("TFs") that control large numbers of plant genes (biological modules or pathways) to generate improved plant performance.

    DNAP's technology position includes commercial rights to TFs that improve disease resistance, and to a unique collection of ARABIDOPSIS THALIANA lines altered for expression of TFs, both sourced through a relationship with Mendel Biotechnology. DNAP has developed a high capacity transformation methodology, subject of a pending patent application, which is being applied to the identification of genes that prevent plant damage caused by certain diseases (e.g., those caused by fungal pathogens such as SCLEROTINIA and BOTRYTIS). A method for controlled cellular lethality, developed by DNAP, has been applied to traits such as nematode resistance. Fungal resistance (broad-spectrum, BOTRYTIS and PHYTOPHTHORA) and root knot nematode resistance traits are in the development pipeline. DNAP has developed and has rights to important enabling technologies, including Transwitch-Registered Trademark- for control of gene expression, spectinomycin resistance and chlorsulfuron resistance. DNAP also has broad rights to a range of enabling technologies owned by Monsanto (transformation, marker genes, and promoters) for application in fruits and vegetables.

    Overall, the Company is well positioned to develop and commercialize plant products in a range of specialty crops. The Company's strategy is to develop its own crop protection traits and to in-license genes and technologies for other important traits in strategic crops. The value of crop protection traits is significant. Annual crop losses associated with fungal disease and nematodes in targeted crops exceed $4.5 billion on a worldwide basis; sales of pesticidal products applied to these crops account for in excess of $3 billion on a worldwide basis. The Company is committed to crop protection strategies that are favorable in terms of regulatory requirements, allowing it to develop products in relatively small acreage, but high value crops such as fruits and vegetables.

CROP PROTECTION STRATEGY AND DEVELOPMENT STATUS

    DNAP is committed to providing cost effective genetic solutions for crop protection that enhance the plant's ability to resist pathogen or pest attack, and that are favorable with respect to regulatory approval. One fundamental premise of our strategy is that since most plants are naturally genetically resistant to most pathogens and pests, we need only broaden the plant's own responses to disease and pest attack in order to create new value in seed and starter plants.

    Plants normally achieve resistance through pathogen or pest detection that is linked to a coordinated innate immune response (under the control of TFs). The corollary is that disease often results from the plant's failure to detect a pathogen, and hence its failure to activate its innate immune response. A key element of our transgenic strategy is to link mechanisms for detecting pathogen presence (i.e., through isolation of pathogen-regulated promoters) with induction of TF expression to activate the innate immune response when it otherwise would not be activated. The fundamental elements of this strategy have been validated. Importantly, enhanced innate immunity does not lead to the expression of any new resistance function in a plant, only the improved regulation of the plant's normal systems.

    Specific progress includes: (i) identification of several candidate TFs that control fungal disease resistance pathways and whose over-expression provides improved disease resistance (e.g., for resistance to BOTRYTIS, PHYTOPHTHORA, and FUSARIUM); (ii) identification of candidate TFs that deliver relatively broad-spectrum resistance to fungal diseases; and (iii) identification of candidate promoters induced specifically by target pathogens, which is the subject of a pending patent application. DNAP is generating promoter-TF constructs to deliver pathogen-triggered expression of defense responses targeted to important pathogens and pests in select target crops. Additionally, DNAP is in position to screen for TFs that control resistance pathways for other fungal pathogens, such as mildews or VERTICILLIUM, and nematode pests, such as MELOIDOGYNE. Primary trait validation for pathogen and pest resistance is being performed in ARABIDOPSIS to reduce the development cycle, after which the best constructs will be validated in commercial crops (e.g., tomato).

    Other crop protection strategies under development include identification of genes to prevent plant cell death symptoms caused by certain pathogens (inhibitors of programmed cell death) and the disruption of required feeding sites for establishment of root knot nematode infection. Notice of allowance has been received for DNAP's method for controlled cellular lethality, which DNAP is applying to nematode resistance. Primary proof of principle has been achieved with feeding site disruption, which will be evaluated in additional crops in the near term.

INTELLECTUAL PROPERTY

    Savia and Bionova Holding entered into agreements with Mendel Biotechnology, as part of a package of agreements, that strengthened the Company's access to Mendel-developed intellectual property with transcription factor genes. In addition, Savia executed an agreement with DNAP providing it rights, under a Savia agreement with Mendel, to conduct assays to identify transcription factors that confer biotic stress resistances (e.g., disease and nematode resistance). Overall, these agreements have substantially solidified the Company's access to intellectual property and biomaterials for the development of specialty crop traits.

REGULATORY STRATEGY

    Regulatory costs associated with crop protection can create barriers to entry into specific markets. Costs associated with registering chemical pesticides represent such a barrier especially for low acreage crops. High costs associated with regulatory approvals of transgenic plants expressing chemical/protein actives present a similar barrier to innovation for many relatively small acreage, high-value fruit and vegetable crops. However, the crop protection traits we have under development do not rely on the expression of toxins active against pathogens or pests derived from non-plant sources. The enhanced innate immunity strategy improves the plant's own ability to resist attack. Thus, the regulatory burden for product development is expected to be reduced significantly in comparison with products such as, for example, Cry protein-expressing plants. This reduced regulatory burden, along with the broad applicability of crop protection technologies, leads to a new financial model that allows us to target specialty crops as well as larger acreage crops. The implementation of transgenic strategies that have a diminished regulatory burden has emerged as an important element of our business strategy.

CROP PROTECTION MARKETS

    Crops in which pathogen and pest resistance is economically important include (i) a range of vegetable crops (such as tomato, lettuce, cucurbits, pepper), (ii) plantation crops (such as banana), (iii) fruit crops (such as strawberry, grape, citrus, apple), and (iv) some large acreage crops such as cotton, soybean and wheat. We have selected as primary targets pathogens and pests that cause economically significant damage in multiple crops, such as PHYTOPHTHORA spp., BOTRYTIS, FUSARIUM spp., VERTICILLIUM spp. and SCLEROTINIA spp., root knot nematode (MELOIDOGYNE spp.), cyst nematode (GLOBODERA and HETERODERA spp.), and dagger and lesion nematodes. Transcription factors controlling resistance can be studied in ARABIDOPSIS by developing suitable assays, some of which have already been developed by the Company. Additional assays for important pathogens and pests can be established in order to develop products of special interest to our customers. With its functional genomic resources, DNAP is positioned to collaborate with partners interested in a wide range of crop protection problems.

ECONOMIC MODEL

    The value of our technology derives from the potential to produce high value seed or starter plants that result in reduced cost for the farmer and increased yields. Current nematode-related crop yield losses for our target crops are in excess of $2.5 billion annually. Fungal disease has a major impact on certain vegetable and fruit crops, as well as on wheat and rice, resulting in losses in excess of $2 billion annually. At the present time there are few effective pesticides available to control nematodes. Fungicides are partially effective in selected applications and represent a $3 billion market in chemical sales.

    In cases where plant breeding has resulted in better plant solutions (e.g., with the vegetable crops), seeds for plants with improved disease resistance have been sold at prices two or three times the price of conventional seeds. Plant breeding for better disease resistant plants has added at least
$300 million per year of value to the vegetable seed business. This demonstrates the willingness of the farmer to pay a premium for effective solutions to disease and pest problems.

    DNAP's intention is to focus on the application and implementation of genomic discoveries in commercial agriculture. Significant investments have already been made to develop the internal technology base and to access technologies from Mendel and Monsanto. The potential value of the technology represented in traits DNAP intends to bring to the marketplace is large in relationship to the additional cost required to arrive at effective solutions. Since the selected crop protection strategies are favorable in terms of obtaining regulatory approvals and the Company has expertise to enable product development and deregulation, our cost structure is low enough to allow entry into markets (especially for vegetable and fruit crops) which cannot be approached economically with current resistance strategies.

GOVERNMENT REGULATION

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

    The U.S. federal government has implemented a coordinated policy for regulating biotechnology research and products in the United States. The USDA has jurisdiction over specific research and pre-commercial activities involving biotechnology-derived plants, in particular the growing and interstate shipment of biotechnology-derived plants and plant products. The FDA has jurisdiction over plant products that are used for human or animal food. The EPA has jurisdiction over large-scale field testing and commercial use of plants that are bio-engineered to resist pests and diseases, as well as administering various federal environmental quality statutes. Failure to comply with applicable regulatory requirements could result in enforcement action, including withdrawal of marketing approval, seizure or recall of product, injunction or criminal prosecution.

PROPRIETARY PROTECTION

    The Company uses trade secret protection for certain of IPHC's distribution companies which market produce under the Master's Touch and Premier Seleccion brand names. ABSA and Bionova Produce, Inc. have registered the Master's Touch name as a trademark in Mexico and the United States, respectively. Bionova Mexico has registered the Master's Touch name as a trademark in the Benelux countries, the European Community, Canada, Hong Kong, Indonesia, South Korea, Japan, Sweden and the United Kingdom. Savia has registered the Premier Seleccion name in Mexico and has licensed rights to such name on a royalty-free basis to various of IPHC's subsidiaries.

COMPETITION

    Though the fresh produce industry in general, and the tomato industry in particular, are characterized by numerous competitors and low barriers to entry at the production level, Bionova Holding believes that a small group of participants distributes a substantial portion of the tomatoes sold in the United States. In the United States, the Company competes directly with the larger tomato and pepper growers in Florida during the winter, and in California in the summer and fall. Both the Mexican and the U.S. tomato industries are characterized by numerous competitors. Major Florida growers include Six L's, DiMare, Pacific Tomatoes Growers and NTGargiulo. The major growers in California include DiMare, NTGargiulo, Live Oak, Pacific Tomatoes Growers, Ocean Side, Giumarra Brothers, and Central Tomato.

    Both large and small biotechnology companies are investing in genomics research to discover genes needed for crop improvement (e.g., Monsanto, Syngenta, Mendel, Paradigm). However, no other company has DNAP's combination of commercial rights and expertise for the business of transgenic variety improvement in fruit and vegetable crops. There is also significant research activity dedicated to plant disease resistance in academic laboratories. Many companies have considerably greater financial, technical, and marketing resources than Bionova Holding. Competition may intensify as technological developments occur at a rapid rate in the agricultural biotechnology industry.

EMPLOYEES

    The Company and its subsidiaries have a total of 3,077 employees.

    ABSA has no employees. Siembra provides labor and administrative services to ABSA pursuant to a contractual agreement, and ABSA pays a fee to Siembra based on Siembra's costs incurred in connection with providing such services. The number of persons providing such services through Siembra to ABSA ranges from a minimum of 1,123 to a maximum during the harvesting season (January-April) of approximately 4,232. The 67 employees of Siembra that are full-time are not unionized. All of the other Siembra employees are temporary workers, and they are represented by a labor union. No other employees in Bionova Holding are represented by a union.

    The labor union contracts for the temporary employees are reviewed on an annual basis. Both the union and ABSA may terminate the contract at any time upon 60 days notice to the other party.

CONTROLLING STOCKHOLDER; CONFLICTS OF INTEREST

    Approximately 77.0% of the outstanding shares of common stock of the Company are owned of record by Ag-Biotech Capital, LLC, an indirect, wholly-owned subsidiary of Savia. Savia has the power to elect a majority of the Company's board of directors and to determine the outcome of any action requiring the approval of the holders of the Company's common stock. This ownership and management structure will inhibit the taking of any action by the Company which is not acceptable to the controlling stockholder.

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

ITEM 2. PROPERTIES

    ABSA owns approximately 3,193 acres of agricultural land in Sinaloa, Sonora, and Baja California Sur. ABSA leases approximately 502 acres of land in Baja California Sur. ABSA currently is trying to sell 919 acres of the land it owns in Sinaloa as this land is no longer considered important to the ongoing operations of its business. Some of ABSA's land is the subject of a legal dispute. See "Legal Proceedings."

    Bionova Produce, Inc. owns warehouse and office space in Nogales, Arizona. The other subsidiaries of IPHC lease office and warehouse space.

    DNAP leases 33,000 square feet of laboratory and office space and 7,000 square feet of greenhouse space in Oakland, California. DNAP also owns 12,700 square feet of greenhouse and warehouse space, including farm land for field trials, in Brentwood, California. DNAP currently is in the process of trying to sell the Brentwood land and facilities to a third party purchaser and expects to complete a sale during the second quarter of 2002. DNAP does not anticipate requiring any additional space to execute its new strategy.

ITEM 3. LEGAL PROCEEDINGS

    On January 21, 1997, a class action lawsuit styled GORDON K. AARON ET AL. V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. was filed in the U.S. federal district court for the Northern District of California. The plaintiffs allege that, prior to the merger (the "Merger") of DNAP with a subsidiary of Bionova

Holding on September 26, 1996, they owned shares of DNAP's $2.25 Convertible, Exchangeable Preferred Stock ("Preferred Stock"). In connection with the Merger, all of the shares of common stock and Preferred Stock of DNAP were converted into the number of shares of common stock of Bionova Holding specified in the Merger Agreement. The plaintiffs allege that they were denied certain rights they allegedly had under the terms of the Preferred Stock and that certain individuals (the "Individual Defendants"), each of whom was a director of DNAP prior to the Merger and in some cases later served as a director of Bionova Holding, breached fiduciary duties of loyalty, candor and care allegedly owed to DNAP and its stockholders. The plaintiffs claim to have been damaged by the alleged actions of the defendants and therefore the plaintiffs seek unspecified actual and punitive damages as well as reimbursement of their litigation costs and expenses. On August 27, 1997, the court granted motions to dismiss all of the claims pending against all of the defendants, except the claims of breach of the fiduciary duty of loyalty against the Individual Defendants. On January 14, 1999, the court reinstated the plaintiffs' claims that the preferred stockholders were denied their contractual right to vote on the Merger, and then on March 9, 2000, the court granted summary judgment in favor of the defendants on the voting rights claims. On December 21, 2000, the court granted summary judgment in favor of the defendants on all remaining claims. The plaintiffs have appealed this judgment to the U.S. Court of Appeals for the Ninth Circuit, which heard arguments on the matter on February 12, 2002. Bionova Holding and DNAP deny any wrongdoing or liability in this matter and intend to vigorously contest this lawsuit.

    On August 29, 1997, a lawsuit styled GRACE BROTHERS, LTD. V. DNAP HOLDING CORPORATION, DNA PLANT TECHNOLOGY CORPORATION AND DOES 1 THROUGH 20 INCLUSIVE was filed in the Superior Court of the State of California, County of Alameda. This claim arose out of the Merger on September 26, 1996 of DNAP with a wholly-owned subsidiary of Bionova Holding. In the Merger, shares of DNAP's Preferred Stock were converted into the right to receive shares of common stock of Bionova Holding. The plaintiff alleged that it owned shares of Preferred Stock and that DNAP breached its contractual obligations to the plaintiff by, among other things, not providing special conversion privileges to the preferred stockholders. The plaintiff also added allegations that Bionova Holding tortiously interfered with the Certificate of Designations and that Bionova Holding was unjustly enriched by DNAP's alleged breach of the Certificate of Designations. On August 10, 2001, the court ruled in favor of the plaintiff and against DNAP in the amount of $6.4 million. On December 14, 2001, the plaintiff agreed to a settlement wherein it assigned all of its claims against Bionova Holding, DNAP and their affiliates to Savia. As part of the settlement, the plaintiff assigned to Savia its right to convert its DNAP Preferred Stock into 107,622 shares of the Company's common stock. On March 21, 2002, Savia entered into a settlement agreement with the Company and DNAP pursuant to which Savia released all of the claims against the Company and DNAP in this matter and agreed to dismiss the litigation with prejudice. Savia also agreed to surrender to the Company the right to convert the DNAP Preferred Stock that had been owned by the plaintiff into shares of Company common stock.

    On January 7, 1999, a class action lawsuit styled GORDON K. AARON ET AL. V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. was filed in the U.S. federal district court for the Northern District of California. On January 28, 1999, a substantially identical class action lawsuit styled ROBERT KACZAK V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. was filed in the U.S. federal district court for the Northern District of California, and these two cases were then consolidated. The plaintiffs allege that, prior to the Merger of DNAP with a subsidiary of Bionova Holding on September 26, 1996, they owned shares of DNAP's Preferred Stock. In connection with the Merger, all of the shares of common stock and Preferred Stock of DNAP were converted into the number of shares of common stock of Bionova Holding specified in the Merger Agreement. The plaintiffs allege that the Proxy Statement/Prospectus distributed to DNAP's stockholders in connection with the merger contained material misrepresentations and omitted to state material facts. Both DNAP and Bionova Holding, as well as certain former and current directors of DNAP and Bionova Holding, have been named as defendants in this matter. The plaintiffs claim to have been damaged by the alleged actions of the defendants and therefore the plaintiffs seek unspecified actual damages, reimbursement of their litigation costs and expenses, and equitable relief, including rescission of the Merger. The plaintiffs also allege that they were entitled to receive, and seek specific performance of, special conversion privileges under the terms of the Certificate of Designation that established the Preferred Stock. On March 8, 2000, the court dismissed nearly all of the plaintiffs' claims, and subsequently the plaintiffs filed an amended complaint with respect to some of the dismissed claims. On September 19, 2000, the court ruled in favor of Bionova Holding and DNAP and dismissed all of the plaintiffs' claims. The plaintiffs have appealed this judgment to the U.S. Court of Appeals for the Ninth Circuit, which heard arguments on the matter on February 12, 2002. Bionova Holding and DNAP deny any wrongdoing and liability in this matter and intend to vigorously contest this lawsuit.

    DNAP has been named as a defendant in several lawsuits asserting claims against DNAP relating to research DNAP performed from 1983 through 1994 for Brown & Williamson Tobacco Company ("B&W"). In general, the cases allege that DNAP engaged in unfair business practices under California law and/or participated in an alleged conspiracy among cigarette manufacturers to deceive the public regarding the hazards of smoking. All of the pending cases are in California state courts. In December 1999, B&W agreed to indemnify DNAP against all costs (including costs of defense and of costs of any judgment or settlement) incurred by DNAP in connection with these cases and any similar cases in the future. Therefore, management no longer believes that these cases could have a material adverse effect on the Company's financial condition or results of operations. DNAP denies any wrongdoing or liability in these matters and intends to vigorously contest these lawsuits.

    ABSA owns fifty-one hectares (approximately 126 acres) of rural land in the State of Sinaloa, Mexico, which had been the subject of a judicial proceeding pending in Mexico initiated by a group of campesinos. The petitioners requested that ownership of the land be transferred to them based on the fact that, at some time prior to ABSA's ownership of the land, the land was not cultivated for more than two consecutive years without good reason. The court previously upheld the petition and ordered the land transferred to the petitioners, and ABSA filed a challenge to that ruling. On May 14, 1999, the appellate court agreed with ABSA and ordered that a new judgment be entered in ABSA's favor. On
September 15, 2000, a new judgment was entered in ABSA's favor, and the petitioners then filed a challenge to that ruling. In July, 2001, the court ruled against the appellants and in favor of ABSA, such that this case has now been concluded in favor of ABSA.

    ABSA owns one hundred hectares (approximately 247 acres) of rural land in the State of Sinaloa, Mexico, which is the subject of a judicial proceeding pending in Mexico initiated by a group of campesinos. The petitioners asserted that a previous owner of the subject land, Miguel Angel Suarez, owned rural land in excess of the maximum that was then allowed by law and that therefore the land rightfully belonged to them. On September 25, 1996, the court upheld the petition and ordered the land turned over to the petitioners. The court also ruled that the transfer of the property to Olga Elena Batiz Esquer on June 2, 1990 was null and void, which would mean that the transfer of the land by Ms. Batiz to ABSA in 1993 was ineffective. On October 23, 1996, Ms. Batiz, who was a party to the trial court proceeding, filed a challenge to the judicial determination based on alleged violations of her constitutional rights and procedural and substantive errors in the trial court proceedings. If ABSA is ultimately required to transfer the subject land, which constitutes approximately 7.7% of the total agricultural land owned by ABSA. Mexican law gives ABSA limited indemnification rights against the State of Sinaloa and Ms. Batiz.

    On June 16, 2000, a lawsuit styled SANTA CRUZ EMPACADORA, S. DE R.L. DE C.V., V. R.B. PACKING OF CALIFORNIA, INC. was filed in the United States District Court for the Southern District of California. R.B. Packing of California, Inc., a subsidiary of Bionova Holding, was the United States distributor of fresh produce sold by the plaintiff. The plaintiff alleges that R.B. Packing of California, Inc. sold Santa Cruz produce to related companies at below market prices and thereby engaged in unfair conduct, fraud and breach of statutory and fiduciary duties. The plaintiff seeks an unspecified amount of compensatory and punitive damages. R.B. Packing of California, Inc. denies any wrongdoing or liability in this matter and intends to vigorously contest this lawsuit.

    In 2000, ABSA filed a lawsuit against Santa Cruz Empacadora, S. de R.L. de C.V., in the Civil Court for the First Judicial District of the State of Nuevo Leon, Mexico. In this proceeding ABSA is seeking to enforce an agreement dated December 31, 1999 in which Santa Cruz Empacadora expressly acknowledged its debt to ABSA and granted a security interest in land and equipment to ABSA to secure the debt. ABSA is seeking to recover $10.1 million in principal and interest and to compel Santa Cruz to comply with the terms of the Agreement.

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

    The following table sets forth the high and low trading prices per share for the Common Stock as reported on the American Stock Exchange for the periods indicated.

                                                                HIGH       LOW
                                                              --------   --------
2001
First Quarter...............................................   $2.188     $1.100
Second Quarter..............................................    1.600      1.060
Third Quarter...............................................    1.400      0.400
Fourth Quarter..............................................    0.750      0.100

2000
First Quarter...............................................   $4.375     $1.188
Second Quarter..............................................    3.625      0.750
Third Quarter...............................................    3.313      1.375
Fourth Quarter..............................................    2.625      0.750

    On March 25, 2002 the last reported sale price of the Common Stock on the American Stock Exchange was $0.41 per share. As of March 13, 2002 there were 1,506 shareholders of record of the Common Stock.

    The Company has never paid cash dividends. Management intends to retain any future earnings for payment of outstanding indebtedness and for the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data set forth below for each of the years in the five year period ended December 31, 2001, are derived from the consolidated financial statements of Bionova Holding. The consolidated balance sheets as of December 31, 2001 and 2000, and the consolidated statements of operations for the three years in the period ended December 31, 2001, are included elsewhere in this Form 10-K, and the selected consolidated financial information set forth below should be read in conjunction with such financial statements and related notes.

                                                (THOUSANDS OF U.S. DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                                                   YEAR ENDED DECEMBER 31,
                                             -------------------------------------------------------------------
                                                2001          2000          1999          1998          1997
                                             -----------   -----------   -----------   -----------   -----------
STATEMENT OF OPERATIONS DATA:
  Total revenues..........................   $   207,600   $   226,256   $   242,359   $   262,111   $   281,198
  Gross profit............................        23,315        13,199        10,139        26,509        18,485
  Selling and administrative expenses.....       (23,279)      (29,019)      (27,430)      (25,151)      (26,660)
  Research and development expenses.......        (4,370)       (6,200)       (6,442)       (5,846)       (5,072)
  Write-off of purchased research and
    development...........................            --            --            --            --        (2,815)
  Loss on sale of assets..................        (8,771)         (550)           --            --            --
  Impairment of assets....................       (29,953)           --            --            --            --
  Amortization of goodwill, patents and
    trademarks............................        (3,174)       (3,501)       (3,345)       (2,940)       (2,407)
  Operating loss..........................       (46,232)      (26,071)      (27,078)       (7,428)      (18,469)
  Interest expense, net...................        (7,778)      (15,371)      (14,183)       (6,697)       (3,740)
  Exchange (loss) gain, net...............          (536)          381           905        (1,762)         (481)
  Shareholder litigation expense..........        (1,300)           --            --            --            --
  Other non-operating (expense) income,
    net...................................           385          (187)           --           137          (182)
  Loss before income taxes................       (55,461)      (41,248)      (40,356)      (15,750)      (22,872)
  Extraordinary gain due to interest
    reversal..............................            --         9,852            --            --            --
  Extraordinary loss on retirement of
    floating rate notes...................            --        (1,917)           --            --            --
  Income tax expense......................          (672)         (643)         (978)         (456)       (1,426)
  Minority interests......................          (461)        1,545         2,685           601         3,986
  Net loss................................       (56,594)      (32,411)      (38,649)      (15,605)      (20,312)
  Net loss per common share--basic and
    diluted...............................   $     (2.40)  $     (1.37)  $     (1.64)  $     (0.80)  $     (1.11)
  Weighted average number of common shares
    outstanding...........................    23,588,031    23,588,031    23,588,031    19,603,320    18,370,640

                                                                            DECEMBER 31,
                                                  ----------------------------------------------------------------
                                                    2001          2000          1999          1998          1997
                                                  --------      --------      --------      --------      --------
BALANCE SHEET DATA:
  Cash and cash equivalents.................      $  2,463      $  3,536      $  4,510      $ 15,405      $  6,600
  Accounts receivable and advances to
    growers, net............................        28,738        41,704        33,650        40,406        38,088
  Inventories, net..........................        12,797        17,910        17,218        16,478        17,779
  Total current assets......................        49,322        64,136        57,149        74,052        63,085
  Total assets..............................        96,839       155,307       161,953       167,686       147,249
  Bank loans and current portion of
    long-term debt..........................         9,550        21,878        25,903        81,309        53,805
  Total current liabilities.................       117,937       117,847        56,728       120,095       109,384
  Long-term debt............................           558           203       100,252         4,225         7,215
  Stockholders' equity (deficit)............       (21,820)       35,188         3,384        42,117        28,356

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the selected consolidated financial information of Bionova Holding and the consolidated financial statements and related notes of Bionova Holding included elsewhere in this Form 10-K.

OVERVIEW

    For operating and financial reporting purposes, the Company historically has classified its business into three fundamental areas: (1) FARMING, which consists principally of interests in Company-owned fresh produce production facilities and joint ventures or contract growing arrangements with other growers; (2) DISTRIBUTION, consisting principally of interests in sales and distribution companies in Mexico, the United States and Canada; and
(3) RESEARCH AND DEVELOPMENT (OR TECHNOLOGY), consisting of business units focused on the development of fruits and vegetables and/or intellectual properties associated with these development efforts. The Farming and Distribution segments are collectively referred to as the Fresh Produce Business.

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting and Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment upon initial
adoption of the Statement and on an annual basis going forward.   The
amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Bionova Holding is required to adopt FAS 142 effective January 1, 2002. We believe that adoption of these standards will have no impact on our financial statements.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121 and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This Statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's financial position and results of operations.

IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

    In December 2001, in connection with its ongoing review of business operations, the Company conducted a strategic and financial examination of its business segments. This examination triggered an impairment review of certain long-lived assets, including goodwill, patents and trademarks. The Company calculated the present value of expected cash flows of its fresh produce and technology businesses to determine the fair value of those assets. Accordingly, the Company recorded charges of $21.9 million and $8.0 million for the impairment of its goodwill and patents and trademarks, respectively, related to the fresh produce and technology businesses. The Company's technology assets became impaired because of (i) the decision to terminate VPP's breeding program and dispose of the related assets and (ii) the change in DNAP's technology strategy from a focus on quality trait improvements and the commercialization of fruits and vegetables using these traits to a technology program focused on disease and nematode resistance traits with value deriving from the sale or licensing of these traits. The Company's fresh produce assets were determined to have become impaired based on the future outlook for cash flows of the fresh produce business taking into account its failure to generate a positive annual cash flow in each of the past six years and an analysis of the reasons underlying this performance failure. The various components of these impairment charges are broken out by business segment in the discussion which follows.

    Because the Company has no goodwill remaining on its balance sheet and the reduction in the book value of the patents and trademarks of DNAP and VPP, the Company's amortization expense in future years will decline to $0.2 million per year as compared with the $3.1 million expense recorded in 2001.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

    Consolidated total revenues declined to $207.6 million for the year ended December 31, 2001 from $226.3 million in 2000, consolidated gross profit (sales less cost of sales) increased from $13.2 million in 2000 to $23.3 million in 2001, and the Company's consolidated operating loss increased from $26.1 million in 2000 to $46.2 million in 2001.

    FARMING segment revenues, the majority of which are eliminated in consolidation, for the year ended December 31, 2001 were $57.5 million as compared with $41.4 million during 2000. Farming segment gross profit improved from a loss of $3.1 million in 2000 to a profit of $0.4 million in 2001. The operating loss in this segment increased from $12.7 million in 2000 to $13.4 million in 2001. Improved weather and significantly better market pricing were the most important factors in the improved production and sales from Culiacan during the first quarter of 2001 as compared with the same quarter in 2000. Production volumes in this region increased by 18% and sales improved by 36%, or $8.5 million. In conjunction with the Company's strategy to better manage its risk of production, ABSA significantly curtailed its own production of "commodity" products in favor of establishing production contracts with third party growers who then shipped their product to be packaged by ABSA and distributed by the Company's distribution operations. ABSA's production on its own land is now concentrated on higher value products (e.g., mini-sweet peppers and full flavor tomatoes) for which the Company holds proprietary rights or has some other form of competitive advantage in production. Other significant components of the overall improvement in ABSA's sales were the addition of 494 acres of production from Obregon, which accounted for $2.8 million in incremental sales between 2000 and 2001, and incremental grape sales of $2.6 million, which had been down significantly in 2000 due to an onslaught of Chilean grapes exported to the U.S. markets during that year.

    The improvement in gross margin stemmed directly from the improved sales. Still, the gross margin at 0.7% of sales in 2001 was far less than the Company has been forecasting it would achieve from this segment of the business. The Company expects gross margins to improve if it is able to continue to increase its sales of the higher value products for which it obtains better prices and margins, and on which it is now concentrating an ever-increasing proportion of its resources.

    The increase in ABSA's operating loss from 2000 to 2001 was a consequence of the $8.6 million write off of goodwill taken at year-end 2001. This goodwill emanated from Bionova Mexico's purchase of 50.004% of ABSA in 1993 (which was contributed to Bionova Holding in 1996) and increased when Bionova Holding, together with Savia, bought out all of the remaining minority interests in ABSA that had been held by the Batiz family in 1997.

    Revenues of the DISTRIBUTION segment declined from $222.6 million for the year ended December 31, 2000 to $198.1 million for the year ended December 31, 2001. Distribution segment gross profit increased 52% from $12.4 million in 2000 to $18.8 million in 2001, while the operating loss for this segment increased from $2.1 million in 2000 to $5.9 million in 2001. The revenue decline was a consequence of the sale of Taminura Distributing Inc. in February 2001 which had sales of $30.4 million in 2000 (none were recorded for TDI in 2001 due to the provisions of the contract of sale) and Interfruver, in November 2001, which sold $22.2 million more on behalf of the Company in 2000 as compared with the January through October period of 2001. These declines were offset in part by $19.6 million in higher revenues of the U.S. and Canadian distribution companies in 2001 as compared with 2000, which was attributable to 13% higher average prices for the Company's fresh produce products in these markets in 2001. The increase in the operating loss from 2000 to 2001 was directly attributable to the $5.7 million charge recorded to write off all of the goodwill in this segment of the business and $5.4 million of losses incurred on the sale of the TDI and Interfruver businesses in 2001. These charges were offset in part by a significantly reduced level of write offs of grower financed production, higher volumes, and the better pricing environment in 2001 as compared with 2000.

    RESEARCH AND DEVELOPMENT revenues declined from $3.5 million for the year ended December 31, 2000 to $3.1 million for the year ended December 31, 2001, and the operating loss in this segment increased from $7.1 million in 2000 to $23.4 million in 2001. The decline in revenues was attributable to a lower level of activity performed with Seminis. Seminis contract revenues on a monthly basis were reduced by 45% in conjunction with the staff reductions undertaken during the second quarter of 2001 to conserve cash resources and refocus the technology group on more promising long-term technology opportunities. Research work on behalf of Seminis was charged at direct costs of scientists working on the projects plus an allocation of overhead, and accordingly, generated very little profit for DNAP. This 45% reduction in the revenues arising from the Seminis contract is expected to continue through 2002, such that the revenues for the full year 2002 will be lower than 2001. The staffing reductions resulted in a positive $1.2 million impact on the bottom line, as the $0.4 million restructuring expenses generated a $1.6 million savings in compensation-related costs in 2001 as compared with 2000. The higher operating loss in 2001 as compared with 2000 was a consequence of the write offs of goodwill and patents and trademarks in 2001. The write off of goodwill amounted to $7.6 million at DNAP. Losses on the sale of strawberry assets associated with the discontinuation of VPP's breeding business totaled $3.4 million, and impairment losses of the patents and trademarks of DNAP resulted in a write off of $8.0 million.

    Consolidated selling and administrative expenses decreased from $29.0 million in 2000 to $23.3 million in 2001 due to significant staffing reductions in both the fresh produce and research and development segments undertaken over this two year period.

    The non-cash charge for amortization of goodwill, patents and trademarks decreased by $0.3 million in 2001 as compared with 2000 due to the re-classification of the Company's strawberry breeding assets as assets held for sale in the third quarter of 2001 and their subsequent sale prior to year-end.

    Interest expense declined from $17.5 million in 2000 to $9.8 million in 2001 due to the lower average level of debt outstanding in 2001 as compared with 2000. The lower level of debt came about due to the capitalization of $63.7 million of the Company's debt completed on December 28, 2000. Interest income increased by $0.2 million from 2000 to 2001 due primarily to a higher level of cash advances to growers in 2001 as compared with 2000.

    Due to a decline in the current monetary assets (which excludes inventories) and an increase in non-monetary assets of the Company's foreign subsidiaries in 2001, the Company experienced a net foreign exchange loss of $0.5 million in 2001 as compared with a net foreign exchange gain of $0.4 million in 2000. Current monetary assets are translated at year-end exchange rates while non-monetary assets are translated at historical rates. While both the Mexican peso and Canadian dollar strengthened in 2001, the decline in monetary assets and the increase in non-monetary assets more than offset the improvement in the exchange rates of these foreign currencies.

    For 2001, the share of profits in subsidiaries allocable to minority interests was $0.5 million as compared with $1.5 million that was the share of losses in subsidiaries allocable to minority interests in 2000. These allocations of losses for the years of 2001 and 2000, respectively, were consistent with the minority positions held across the operating subsidiaries of the Company.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    Consolidated total revenues declined to $226.3 million for the year ended December 31, 2000 from $242.4 million in 1999, consolidated gross profit (sales less cost of sales) increased from $10.1 million in 1999 to $13.2 million in 2000, and the Company's consolidated operating loss decreased from $27.1 million in 1999 to $26.1 million in 2000.

    FARMING segment revenues, the majority of which are eliminated in consolidation, declined from $59.0 million in 1999 to $41.4 million in 2000 due to (i) the very heavy production of tomatoes from Florida and grapes from Chile, which kept prices very low throughout the first six months of 2000, (ii) the curtailment of production volumes during certain weeks in the first half of the year due to the low prices, and (iii) the termination in March 2000 of ABSA's joint venture arrangement with Santa Cruz Empacadora, S. de R.L. de C.V., a grower based in Baja California Sur, which led to a substantial reduction in production volume in the second half of 2000. The operating loss of the Farming segment declined from $16.8 million in 1999 to $12.7 million in 2000. This reduction in the operating loss was due to the termination of ABSA's joint ventures, which experienced large losses in 1999.

    Revenues of the DISTRIBUTION segment decreased from $236.1 million in 1999 to $222.6 million in 2000. This decline was largely a consequence of the volume reduction stemming from the termination of the Santa Cruz joint venture, which most severely affected the U.S. distribution companies. Premier Fruits and Vegetables in Canada (+6%) and Interfruver in Mexico (+10%) were able to continue their strong performances in 2000 versus 1999 because of the greater variety of products they sell as compared with the Company's U.S. distribution subsidiaries. The operating loss of the Distribution segment increased from $1.7 million in 1999 to $2.1 million in 2000 and was concentrated in the Company's largest shipping and distributing subsidiaries--Bionova Produce, Inc. in Nogales, Arizona and Interfruver in Mexico. The primary factors that contributed to the larger operating loss of Bionova Produce, Inc. were (i) a $16.9 million sales decrease emanating from a reduction in grape volumes and prices which impacted commissions earned and (ii) a $3.1 million write off of growers and accounts receivables (as compared with a $2.0 million write off in 1999) in conjunction with the termination of a contract with a Mexican grower of mangoes, papaya, and other fruit products on which the Company had lost money over the past two years. Interfruver's operating profit declined by $0.8 million from 1999 to 2000 due largely to higher selling and administrative expenses incurred for consulting and other services.

    Revenues of the RESEARCH AND DEVELOPMENT segment declined from $5.5 million in 1999 to $3.5 million in 2000. The most significant factor accounting for this decline in revenues was a "catchup" payment made by Savia to DNAP in 1999. Under the long-term founded research agreement between Savia and DNAP (which was terminated on December 29, 2000), Savia was obligated to fund DNAP at least
$9.0 million in research payments over each three year period, the first of which ended on September 30, 1999. To meet this obligation Savia paid DNAP
$1.5 million in 1999. The decline in revenues translated directly to lower gross profit generation in this segment of the business. Research expenses decreased by $0.2 million due primarily to a reduction in supervisory personnel. The lower gross profit, offset in part by the lower research expenses, led to an operating loss in the Research and Development Segment of $7.1 million in 2000, as compared with an operating loss of $5.7 million in 1999.

    Consolidated selling and administrative expenses increased from $27.4 million in 1999 to $29.0 million in 2000. This increase was due to higher professional fees and severance payments associated with the re-structuring of the Company's fresh produce operations, higher legal expenses associated with shareholder litigation cases, and a special charge incurred by Interfruver for outside services and consulting advice in connection with its expansion strategy and operations during the first six months of 2000, offset in part by the benefits of the re-structuring during the second half of the year.

    Interest expense increased from $16.0 million in 1999 to $17.5 million in 2000 due to a higher overall level of debt outstanding and the amortization of the debt issuance costs upon the retirement in April 2000 of the Company's Senior Guaranteed Floating Rate Notes issued on March 22, 1999.

    Interest income increased from $1.8 million in 1999 to $2.1 million in 2000 due to a higher level of grower receivables that came about from a shift in ABSA's strategy to reduce its own farming activity and utilize third party growers to provide an increasing proportion of ABSA's supply.

    An extraordinary charge of $1.9 million was recorded in the second quarter of 2000 to recognize the remaining balance of up front fees paid for the Floating Rate Note facility that was retired in April 2000. An extraordinary gain of $9.9 million was recognized at year-end 2000 due to the reversal of accrued interest that was accounted for as a capital contribution in conjunction with the agreements that were signed on December 28, 2000.

    For 2000, the share of losses allocable to minority interests was $1.5 million as compared with minority interest losses of $2.7 million in 1999. These allocations of losses for the years of 2000 and 1999, respectively, were consistent with the minority positions held across the operating subsidiaries of the Company.

    Income tax expense declined from $1.0 million in 1999 to $0.6 million in 2000. This decline was due primarily to a reduction in the income of Interfruver from 1999 to 2000.

QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth selected items from our statements of operations for each of the four quarters ended December 31, 2001 and each of the four quarters ended December 31, 2000. This data has been derived from unaudited financial statements that, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with our audited financial statements and notes thereto appearing elsewhere in this Form 10-K. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                        THOUSANDS OF U. S. DOLLARS
                                                        (EXCEPT PER SHARE AMOUNTS)
                           -------------------------------------------------------------------------------------
                           DEC. 31,   SEP. 30,   JUN. 30,   MAR. 31,   DEC. 31,   SEP. 30,   JUN. 30,   MAR. 31,
                             2001       2001       2001       2001       2000       2000       2000       2000
                           --------   --------   --------   --------   --------   --------   --------   --------
Sales....................   43,594     35,428     62,335     66,243     58,580     39,835     70,239     57,602
Gross profit.............   12,399     (2,672)      (122)    13,710      6,231      2,294      1,537      3,137
Net profit (loss)........  (37,094)   (15,813)    (8,343)     4,656      1,448     (9,828)   (14,350)    (9,681)
Net profit (loss) per
  share..................    (1.57)     (0.67)     (0.35)      0.20       0.06      (0.42)     (0.61)     (0.41)

CAPITAL EXPENDITURES

    During 2001, the Company made capital investments of $5.4 million in property, plant and equipment, of which $3.6 million was spent in the FARMING segment of the Company's business, $1.7 million in the DISTRIBUTION segment, and $0.1 million in RESEARCH AND DEVELOPMENT. Major investment projects in 2001 included the reconstruction of a packing shed in

Culiacan which had been damaged by fire, the acquisition and installation of a fully automatic tomato sorting and packing line, and the purchase of 200 hectares of farm land in Guerrero, Mexico. The Company currently projects capital spending of $1 million in 2002, which is focused on the construction of hothouses used for the growing of tomatoes in the state of Baja California Sur in Mexico.

LIQUIDITY AND CAPITAL RESOURCES

    For the year ended December 31, 2001, the Company used $3.5 million of cash in operating activities. The great majority of this cash usage in operations was associated with the losses sustained by the Company ($56.6 million), offset to a large extent by non-cash items ($45.9 million). The positive cash flow impact of changes in accounts receivable and advances to growers of $0.6 million was due to stronger collection efforts. Inventories increased by $0.4 million reflecting the investment in the Farming segment for the new harvesting season, primarily materials for packing. Other assets increased by $1.5 million due to various prepayments of insurance, leases and rents.

    For the year ended December 31, 2001, the Company used $4.8 million in investing activities, which included the $5.4 million spent on property, plant, and equipment, as discussed above, and $0.7 million received in 2001, net of cash acquired, on the sales of VPP's strawberry assets, Tanimura
Distributing, Inc., and Interfruver.

    Net cash provided by financing activities in 2001 totaled $7.2 million. Net borrowings from U.S. banks increased by $5.1 million which was used to fund grower advances, other operational needs and capital investments of the fresh produce business. In 2001 ABSA retired all of its short-term debt facilities with Mexican banks, which totaled $15.0 million at January 1, 2001. Savia provided all of the funds towards the retirement of these debt facilities. (Savia provided an additional $5.0 million for the retirement of Mexican bank debt in December 2000.) Savia also provided funds to support the Company's technology business and the payment of corporate overhead under a cash support agreement, which is discussed below. In total, Savia provided Bionova Holding and its subsidiaries with $17.1 million of cash in 2001.

    On December 28, 2000 Bionova Holding entered into two agreements with Savia, which were intended to substantially change the business and financial structure of the Company. The Purchase Agreement ("Purchase Agreement"), to which Savia's subsidiary Ag-Biotech Capital, LLC is also a party, provided that Bionova Holding would sell its fresh produce farming and distribution business (including all of the debt and liabilities of the fresh produce business) to Savia for $48 million. In acquiring the fresh produce business Savia would purchase 100% of the shares held by Bionova Holding in ABSA and IPHC. The purchase price for the fresh produce business was to be paid by the application of $48 million of advances previously made by Savia to Bionova Holding.

    As a component of the Purchase Agreement, on December 29, 2000 Bionova Holding issued 200 shares of convertible preferred stock to Bionova International for $63.7 million, which was paid through the application of all of the remaining outstanding advances previously made by Savia to Bionova Holding (other than the $48 million which was to be applied to the sale of the fresh produce business). The 200 shares of preferred stock, all of which Bionova International has transferred to Ag-Biotech Capital, LLC, are convertible into 23,156,116 shares of common stock (a conversion ratio based on $2.75 per share) at any time after adoption and filing by the Company of a charter amendment increasing the authorized number of shares of Common Stock to at least 70,000,000. The Company will not receive any additional consideration upon the conversion of the preferred stock.

    Bionova Holding and Savia also entered into a Cash Support Agreement for 2001. This agreement provided that, during 2001, Savia would advance funds to Bionova Holding as requested to finance Bionova Holding's technology business. During 2001, Savia advanced $7.5 million under this Agreement. These advances are to be applied to the purchase by Savia (i.e., exchanged for) of additional common shares if and when the sale of the fresh produce business is closed. The purchase price to be paid by Savia for the additional shares under the Cash Support Agreement will be $2.50 per share, subject to certain adjustments if the market price exceeds $2.50. If the sale of the fresh produce business is completed pursuant to the Purchase Agreement, and the preferred stock is converted to common stock as described above, then the capitalization of the amounts advanced under the Cash Support Agreement will increase Savia's beneficial interest in Bionova Holding to 89.1%. As of January 1, 2002, it is not expected that Savia will make any further advances to the Company.

    By completing these transactions the Company expected to eliminate
$111.7 million of advances due to Savia in March 2002, an obligation the Company believed it probably would not be able to meet. In addition, the Company was to be freed of all debt obligations associated with the fresh produce business. When the sale of the fresh produce business was completed, and in conjunction with the Cash Support Agreement, the Company would have no outstanding related party advances or third party debt. The Company expected to spend its entire energies in 2001 in refining its technology strategy and raise a first round of new financing to fund its technology business through a period of time to demonstrate the efficacy of its strategy.

    Efforts during 2001 to raise new financing and complete contracts with new research partners failed to result in any commitments, in part due to market conditions and in part due to the perceived uncertainty about the Company arising from the appellate court ruling in favor of the Grace Brothers in January 2001 and the judgment granted in favor of the Grace Brothers in an amount of $6.4 million in August 2001. While the Company, with the financial assistance of Savia, finally settled the Grace Brothers litigation in December 2001, the Company then had to confront the implications of the termination of Savia's cash support as of December 31, 2001 and the increasing magnitude of Bionova Holding's indebtedness to Savia. Also, as a consequence of the significant financial losses sustained in 2001, Bionova Holding's stockholders' equity had become a deficit of $21.8 million at December 31, 2001.

    Company management and its Board of Directors have been and are continuing to explore their options in 2002 and beyond. Among the options being considered is the possible cancellation of the sale of the fresh produce business to Savia. With the re-structuring of the business operations undertaken in 2000-2001, on a pro-forma basis, the fresh produce business generated its first operating profit, albeit only $0.4 million, for the first time since 1995. The pro-forma basis excludes the charge for the impairment of the goodwill of the fresh produce business and the losses recorded on the divestitures of Interfruver and TDI. However, after interest and taxes, the fresh produce business still experienced a net loss for the year. Projections of this business segment for 2002 reflect a continuing improvement in operating profit, but this improvement remains a function of effective execution of its strategy along with favorable weather and economic industry conditions that are outside of its control.

    As a consequence of indefinitely postponing the sale of the fresh produce business, this segment of the business no longer will be treated as discontinued operations and the advances by Savia have now been re-characterized as short-term debt. Bionova Holding's balance sheet at December 31, 2001 reflected that the Company was in a position of technical insolvency, as its current assets of $49.3 million fell far short of its current liabilities of $117.9 million. Bank debt and debt to Savia and Savia's subsidiaries constituted $98.8 million of the current liabilities.

    All of the Company's $10.1 million of bank debt ($9.5 million of which was current) is associated with Bionova Produce, Inc. There are three primary components to this debt. Bionova Produce, Inc. had a $6 million revolving line of credit, the principal of which is due in full on September 30, 2002. Interest is charged at the U.S. prime rate of interest (4.5% at December 31, 2001), and interest payments are made on a monthly basis. The line is secured by a pledge of Bionova Produce, Inc.'s accounts receivable, inventory and general intangibles and is guaranteed by Savia. The key covenants associated with this line of credit are that Bionova Produce, Inc. must maintain a minimum net worth of $7.5 million, a current ratio of at least 1.1 to 1, and a year-end leverage ratio (debt to tangible net worth) of no more than 2.0 to 1. All other debt of Bionova Produce, Inc. to Savia is subordinated to the bank, additional borrowings in excess of $0.5 million require bank approval, and Bionova Produce, Inc. may not loan or advance money to Savia or Seminis. The second component of the debt is a five-year loan secured by real property and is guaranteed by Savia. The loan is for $0.7 million and is due August 30, 2006. Principal and interest payments of approximately $15,000 are due monthly. The interest rate on this debt is 8.25% per annum. The third component of the bank debt is a term loan in an amount of $2.5 million which is due on June 30, 2002. Interest is charged at the U.S. prime rate of interest plus 1% and is to be paid on a monthly basis. This term loan is secured by real estate in Nogales, Arizona and San Diego, California and is guaranteed by Savia. The loan is subject to the same net worth and other financial covenants as the revolving line of credit. In conjunction with Savia's loan guarantees, Savia has taken liens on certain of ABSA's assets as security for this debt.

    At December 31, 2001 Bionova Holding and its subsidiaries were indebted to Savia and its subsidiaries (other than Bionova Holding) in a total amount of $89.3 million. Of this total $19.1 million was owed by ABSA and is accruing interest at a rate of approximately 9% per annum. Bionova Holding had debt of $62.9 million to Savia, which consisted of the $48 million of advances made in April 2000, $7.5 million of advances made to Bionova Holding by Savia in 2001 under a cash support agreement, and $7.4 million of interest that had accrued on this debt. The Bionova Holding debt currently is accruing interest at a rate of approximately 12.25% per annum. Other subsidiaries of Bionova Holding had related party accounts due to Savia and its subsidiaries that accounted for the balance of the $7.3 million. All of the Bionova Holding debt originally was due to be paid by March 23, 2002, but was extended by agreement between Bionova Holding and Savia until December 31, 2002. The other related party accounts due to Savia and its subsidiaries have varying maturities, and all are due at various times during 2002. At this time, Bionova Holding does not know how this indebtedness will be handled.

    In addition to the Board of Director's decision to postpone the sale of the Company's fresh produce business, the other significant action being undertaken by the Company is the aggressive pursuit of a variety of alternatives for its technology business, including new research contracts, partnerships, third party financing, and the sale of assets. Cash resources emanating from Bionova Holding's fresh produce business during the first half of 2002 are highly dependent on the outcome of the Culiacan harvest season, which will end in May 2002. To date, production and revenues, and hence cash generation, have run well below projections due to weather conditions that delayed the harvest and low prices for its product during the months of February and March. The Company remains hopeful that it will make up the deficiency during the months of April and May. If the Company does not meet its cash projections for the harvest season, in all likelihood Bionova Holding will have to cut back and/or terminate some business operations.

    There can be no assurance that these actions will result in sufficient working capital to significantly improve the Company's current financial position or its results of operations. The Company also must find a solution to the $89.3 million of debt plus the interest which is accruing that is due to Savia and its subsidiaries during 2002. While the Company is actively seeking to develop alternative sources of funding, there can be no assurance the Company will be able to meet its obligations in 2002 nor secure funds to take it beyond the 2002 calendar year. Additional financing may not be available to the Company on favorable terms, if at all. If the Company is unable to obtain financing, or to obtain it on acceptable terms, Bionova Holding may be unable to execute its business plan.

    As a result of the Company's current financial position caused by its operating losses during the prior years and its financial projections for this year and beyond, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

IMPACTS OF THE RETENTION OF THE FRESH PRODUCE BUSINESS

    In December 2000 Bionova Holding agreed to sell its fresh produce business to Savia. The Company subsequently treated this business segment (i) as discontinued operations on its statement of operations for the years ended December 31, 2000, 1999, and 1998, (ii) as net assets of discontinued operations on its balance sheet for the year ended December 31, 2000, and (iii) as discontinued operations and net assets of discontinued operations in its financial statements filed for the quarters ended March 31, June 30, and September 30, 2001. For reasons identified in previous sections of this 10-K, the Company did not proceed to complete the sale in 2001 and has no current plans to do so. Therefore, the results of operations of the fresh produce business have been reclassified from discontinued operations to continuing operations for these prior periods and the net assets from discontinued operations in the December 31, 2000 balance sheet were reclassified to their
respective balance sheet accounts.   Note 4 to the consolidated financial
statements included in Item 8 of this Form 10-K provides the accounting for total segment assets, liabilities, revenues, and operating losses for each of the years the fresh produce business was reported as discontinued operations. For accounting purposes, the pending sale of the fresh produce business was accounted for as a transaction between entities under common control. No gain or loss was recognized on the transaction as any differences between cash received and assets transferred to the parent would have been treated as capital contributions or distributions.

    The fresh produce business has had highly material effects on the results of operations for each of the three years ended December 31, 2001, 2000, and 1999. Revenues from this business segment were $204.4 million, $222.8 million, and $236.8 million in 2001, 2000, and 1999, respectively. These revenues represented 98.5%, 98.5%, and 97.7% of total Bionova Holding revenues for each of these three years, respectively. The operating losses associated with the fresh produce business in 2001, 2000, and 1999, respectively, were $19.4 million, $14.8 million, and $18.5 million, as compared with total Company operating losses for each of these three years of $55.5 million, $41.2 million, and $40.4 million, respectively. Capital spending by the Company in 2001 was dominated by the fresh produce business. The fresh produce business accounted for $5.3 million out of the total of $5.4 million in capital expenditures made in 2001.

    A primary consideration in the decision to retain the fresh produce business is its potential to generate positive cash flows. As this business segment has not achieved a positive annual net cash flow in the six years it has been a part of Bionova Holding, there is considerable risk as to whether it will be able to generate consistently positive cash flows to support the Company's cash needs in the future. Furthermore, in retaining the fresh produce business and failing to execute against the Purchase Agreement, the Company failed to relieve itself of the $89.3 million of indebtedness that Bionova Holding and its subsidiaries are obligated to Savia and its subsidiaries along with the $10.1 million of bank debt held by the Company's fresh produce subsidiaries.

CRITICAL ACCOUNTING POLICIES

    Bionova Holding's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenues and costs of revenues, receivables, inventories, and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. (See
Note 2 of the Notes of Consolidated Financial Statements)

REVENUES, COST OF SALES, AND INVENTORIES

    Revenue from product development activities is recognized during the period the Company performs the development efforts in accordance with the terms of the agreements and activities undertaken. The revenue is recognized as earned over the term of the agreement, in accordance with the performance effort. Revenue that is related to future performance under such agreements is deferred and recognized as revenue when earned. Revenue from fresh produce sales is recognized when the product is shipped, net of an allowance for estimated returns. Cost is determined by using the first-in, first-out method for finished produce. Cost of growing crops includes direct material and labor and an allocation of indirect costs and are accumulated until the time of the harvest, subject to lower of cost or market adjustments. The recognition of cost of sales for the delivered products is done based upon estimates of the total cost of the crop for the growing season divided by the number of units that are expected to be harvested, packed, and sold. Under this approach, we compare costs incurred to date plus estimated costs to complete and deliver the entire crop with the total net revenue expected to be generated from the crop. Estimates of the net revenues from the crop require projections of production yields from the field and the packaging lines, quality grades of the product to be delivered, and market prices during the months that constitute the crop harvest season. Each month, the Company re-estimates the cost of sales per unit of product sold based on any revisions to the estimated total cost of the crop and the units of output expected. If the total cost of sales for the crop season is expected to be greater than the total revenues to be generated, taking into account the units of production still remaining to be harvested, the entire estimated loss is charged to operations in the period the loss first becomes known. Such changes to these estimates have on certain occasions been material to our quarterly results of operations during the three year period ended December 31, 2001. Inventories are stated at the lower of cost or market. Our reserve for excess or obsolete inventory is primarily based upon forecasted demand for our products and any change to the reserve arising from forecast revisions is reflected in cost of sales in the period the revision is made.

    The complexity of the estimation process and all issues related to the assumptions, risks and uncertainties inherent with the application of the units of output method of accounting affect the amounts reported in our financial statements. A number of internal and external factors affect our revenue, cost of sales estimates and inventory reserves, including weather conditions, competitive production from different growing areas, labor availability and costs, and customer demand for our products. If our business conditions were different, or if we used different assumptions in the application of this and other accounting policies, it is likely that materially different amounts would be reported in our financial statements.

ADVANCES TO GROWERS

    Advances to growers are made for supplies, seed, and other growing and harvesting costs. The advances are interest bearing and non-interest bearing and repaid from amounts withheld from sales proceeds due to growers. All of the growers' produce is sold by the Company's distribution subsidiaries. As sales are made and collections from customers are generated, the Company's distribution subsidiaries deduct their commissions, and the amount of money advanced to the grower on a per unit basis before any monies from the sale and collection process are passed along to the grower. If the Company determines that the harvest of the grower will not generate sufficient output and revenues to pay back any advances that have been made to the grower, a review is then undertaken to determine the likelihood that the grower will be able to pay back these advances, plus any interest owed on the advances. If the Company determines that the grower may not be able to pay the advances back to the

Company, a reserve is recorded in an amount that is determined to be at risk on the collection of the grower advance. In 1999 and 2000 the Company recorded significant allowances for doubtful accounts of grower receivables and re-classified one grower receivable to a long-term asset on which it is trying to collect through a lawsuit it initiated in 2000. The Company did not write off any grower receivables in 2001.

IMPAIRMENT OF LONG-LIVED ASSETS

    Each year management determines whether any long-lived have been impaired based on the criteria established in Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of." The carrying amount of a long-lived asset is considered impaired when the estimated undiscounted cash flow from the asset is less than its carrying amount. In that event, the Company records a loss equal to the amount by which the carrying amount exceeds projected discounted future net cash flow arising from the asset. Changes in the Company's projected cash flows as well as differences in the discount rate used in the calculation could have a material effect on the financial statements. As stated previously, due to changes in business strategy and the current financial condition of the Company, it was determined at year-end 2001 that all of the goodwill in both the fresh produce and technology businesses was impaired along with certain technology patents.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This report on Form 10-K includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. All statements, including without limitation statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" other than statements of historical facts included in this Form 10-K, including statements regarding our financial position, business strategy, prospects, plans and objectives of our management for future operations, and industry conditions, are forward-looking statements. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give you no assurance that these expectations will prove to be correct. In addition to important factors described elsewhere in this report, the following "Risk Factors," sometimes have affected, and in the future could affect, our actual results and could cause these results during 2002 and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf. When we use the terms "Bionova," "we," "us," and "our," these terms refer to the Company and its subsidiaries.

RISKS RELATING TO OUR FINANCIAL CONDITION

WE MAY CONTINUE TO SUSTAIN LOSSES AND ACCUMULATE DEFICITS IN THE FUTURE

    We have sustained losses in every year of our existence from 1996 through 2001. As of December 31, 2001 our accumulated deficit was $193.5 million. For the year ended December 31, 2001, we had a net loss of $56.6 million. The factors that caused these losses, including factors described in this section, may continue to limit our ability to make a profit in the future.

WE WILL NEED ADDITIONAL FINANCING TO ACHIEVE OUR GROWTH AND TECHNOLOGY OBJECTIVES, WHICH COULD HURT OUR FINANCIAL CONDITION

    We will need additional capital to meet our growth objectives, working capital requirements, and to fund the purchase and development of new technologies. Our projected cash flows from operations and existing capital resources, including our existing credit lines, may not be sufficient. Therefore, our ability to pursue these objectives may depend on our ability to obtain additional capital, which could cause us to incur additional debt or issue additional equity securities. We cannot assure you that additional capital will be available on satisfactory terms, if at all, and, as a result, we may be restricted in our pursuit of future growth and technology strategies.

OUR LEVERAGED POSITION COULD CAUSE US TO BE UNABLE TO MEET OUR CAPITAL NEEDS, WHICH COULD HURT OUR FINANCIAL CONDITION

    At December 31, 2001 we had a working capital deficit of $68.6 million and a stockholders deficit of $21.8 million. We had $10.1 million of debt with banks and $89.3 million of debt with Savia and Savia's subsidiaries. This level of indebtedness may pose substantial risks to our company and to our stockholders, including the possibility that we may not generate sufficient cash flow to pay our outstanding debts. Our level of indebtedness may also adversely affect our ability to incur additional indebtedness and finance our future operations and capital needs, and may limit our ability to pursue other business opportunities.

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

ABSA'S RELIANCE ON LEASES AND PRODUCTION ASSOCIATIONS COULD RESULT IN INCREASED COSTS, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS

    ABSA relies on agricultural land leased from others, production associations with other growers, and contract production with third party growers for a large part of its supply. The average term of the land leases is two years and we expect to renew most of these land leases as they expire. If the other parties to these leases were to choose not to renew their agreements with ABSA, ABSA would be required to locate alternate sources of supply and/or land or, in some cases, to pay increased rents for land. In addition to increased rental rates, increases in land costs could result from increases in water charges, property taxes and related expenses. Production associations and contract production with third party growers are generally arranged three to six months prior to each growing season. The provisions of the contracts with these growers may change from year to year, which can affect the amount of supply, the prices of the produce, and the cost and profit sharing arrangements among the parties. If these other growers choose not to renew their contracts, ABSA would be required to locate alternate sources of supply, which may or may not be available.

RISK RELATING TO OUR TECHNOLOGY BUSINESS

WE MAY NOT BE ABLE TO FORM THE STRATEGIC ALLIANCES NECESSARY TO IMPLEMENT OUR TECHNOLOGY BUSINESS PLAN

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

WE MAY NOT BE ABLE TO ACQUIRE OR MAINTAIN THE INTELLECTUAL PROPERTY RIGHTS NECESSARY TO IMPLEMENT OUR TECHNOLOGY BUSINESS PLAN

    For our business plan to succeed we will need to develop new technology and to acquire rights to technology owned by third parties. We may not be able to negotiate agreements to use all of the technology we will need, leaving us unable to grow the company in accordance with our projections.

    The Company may not be successful in obtaining patents on new technology, protecting its trade secrets and conducting its business without infringing on the rights of others, which could adversely affect our business.

    The Company's success depends, in part, on its ability to obtain and enforce patents, maintain trade secret protection, and conduct its business without infringing the proprietary rights of others. If others develop competing technologies and market competing products, the Company's sales could be adversely affected. If the Company is not able to maintain its trade secrets or to enforce its patents, the Company's competitive position could be adversely affected. In addition, the Company licenses technology from third parties. If the Company cannot maintain these licenses, or if it cannot obtain licenses to other useful technology on commercially reasonable terms, its research and commercialization efforts could be adversely affected.

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

WE MAY NOT BE ABLE TO KEEP UP WITH ADVANCES IN TECHNOLOGY

    Genomic technologies have undergone and are expected to continue to undergo rapid and significant change. The Company's future success will depend in large part on maintaining a competitive position in the integration of functional genomics with plant transformation and evaluation to create an efficient and cost-effective product pipeline. Rapid technological development by the Company or others may result in products or technologies becoming obsolete before the Company recovers the expenses incurred in connection with their development. Products offered by the Company, its customers or its strategic partners could be made obsolete by less expensive or more effective crop enhancement and nutrition enhancement technologies, including technologies that may be unrelated to genomics. The Company may not be able to make the enhancements to its technology necessary to compete successfully with newly emerging technologies.

WE MAY LOSE THE SCIENTISTS AND MANAGEMENT PERSONNEL NECESSARY TO IMPLEMENT OUR TECHNOLOGY BUSINESS PLAN

    The Company depends on the services of a number of key personnel, and a loss of any of these personnel could disrupt operations and delay development of new technologies. The realization of the Company's new business strategy depends on, among other things, its ability to hire, train and retain qualified employees to allow operations to be effectively managed.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY IN THE AG-BIOTECH INDUSTRY

    The Company faces significant competition in its chosen fields: novel crop protection traits and specialized technology services. The Company may not be able to compete effectively, which could cause its business to suffer.

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

WE MAY NOT GAIN PUBLIC ACCEPTANCE FOR OUR GENETICALLY ENGINEERED PRODUCTS

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

    Public debate surrounding food and fiber crops continues. Technology critics have urged U.S. regulatory agencies to tighten their regulation of biotechnology crops, including withdrawal of certain product registrations, implementation of product labeling, and stricter pre-market approval procedures. Internationally, agricultural biotechnology issues are being debated within the World Trade Organization, the United Nations Convention on Biological Diversity, the Codex Alimentarius, and on several regional fronts. The Company believes that progress has been made to ensure that science-based rules form the basis for international trade of agricultural biotechnology products. However, the extent of government regulation that might arise from future legislative or administrative actions and the potential consequences to the business is not known and cannot be predicted with certainty.

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

    The Company's activities in the United States are extensively regulated by the Food and Drug Administration, the United States Department of Agriculture, the Environmental Protection Agency, and other federal and state regulatory agencies. Also, the Company's genetically engineered products may require regulatory approval or notification in the United States or in other countries in which they are tested, used or sold. The regulatory process may delay research, development, production, or marketing and require more costly and time-consuming procedures, and there can be no assurance that requisite regulatory approvals or registration of the Company's current or future genetically engineered products will be granted on a timely basis.

RISKS RELATING TO OUR INTERNATIONAL OPERATIONS

LEGAL LIMITATIONS COULD AFFECT OUR OWNERSHIP OF RURAL LAND IN MEXICO, WHICH COULD DECREASE OUR SUPPLY OF PRODUCE CAUSING A DECREASE IN OUR REVENUES AND PROFITABILITY

    ABSA owns a substantial amount of rural land in Mexico, which it uses to grow fresh fruits and vegetables. Historically, the ownership of rural land in Mexico has been subject to legal limitations and claims by residents of rural communities, which in some cases could lead to the owner being forced to surrender its land. ABSA has been, and continues to be, involved in land dispute proceedings as part of its ordinary course of business. If ABSA is required to surrender any of its land, the volume of fresh fruits and vegetables it produces would decline and adversely affect our profitability. There is currently pending in Mexico a lawsuit challenging the ownership rights of ABSA to rural land it owns in Mexico. If this lawsuit was to be decided against ABSA, ABSA could lose a total of 7.7% of all the rural land it owns in Mexico.

CURRENCY FLUCTUATIONS AND INFLATION CAN INCREASE THE COST OF OUR PRODUCTS IN THE UNITED STATES AND ABROAD, WHICH DECREASES OUR REVENUES AND PROFITABILITY

    While currency exchange rates in Mexico have been relatively stable over the past three years, previous history has shown that these rates can be highly volatile. For example, in December 1994, the Mexican government announced its intention to float the Mexican peso against the United States dollar and, as a result, the peso devalued over 40% relative to the dollar during that month. Exchange rate fluctuations impact our subsidiaries' businesses. If the value of the peso decreases relative to the value of the dollar, then (i) imports of produce into Mexico for distribution become more expensive in peso terms and therefore more difficult to sell in the Mexican market; and (ii) inflation that generally accompanies reductions in the value of the peso reduces the purchasing power of Mexican consumers, which reduces the demand for all products including produce and, in particular, imported, branded or other premium-quality produce. Conversely, if the value of the peso increases relative to the value of the dollar, Mexican production costs increase in dollar terms, which results in lower margins or higher prices with respect to produce grown in Mexico and sold in the United States and Canada.

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

GENERAL BUSINESS RISKS

SAVIA AND AG-BIOTECH CAPITAL, LLC HAVE SUBSTANTIAL CONTROL OVER THE COMPANY AND CAN AFFECT VIRTUALLY ALL DECISIONS MADE BY ITS STOCKHOLDERS AND DIRECTORS

    Ag-Biotech Capital, LLC beneficially owns 18,076,839 shares of our common stock accounting for 77.0% of all issued and outstanding shares. As a result, Ag-Biotech Capital, LLC has the requisite voting power to significantly affect virtually all decisions made by the Company and its stockholders, including the power to elect all directors and to block corporate actions such as an amendment to most provisions of the Company's certificate of incorporation. This ownership and management structure will inhibit the taking of any action by the Company that is not acceptable to Ag-Biotech Capital, LLC.

WE MAY INCUR SIGNIFICANT LIABILITY AS A RESULT OF STOCKHOLDER LAWSUITS

    The Company and its subsidiary, DNA Plant Technology Corporation, have been sued in several lawsuits relating to the 1996 merger transaction (the "Merger") in which DNAP became a subsidiary of the Company. In some of those lawsuits, the former preferred stockholders of DNAP alleged they should have received much more consideration for their shares in the Merger than they did. Though the trial courts in these cases dismissed all of the claims, two of these cases are still under appeal. If the Company is ultimately found to be liable in these cases, the value of the potential judgment could be far more than the Company could afford to pay.

WE MAY NOT BE ABLE TO ADAPT OUR MANAGEMENT INFORMATION SYSTEMS AND CONTROLS TO KEEP PACE WITH OUR FUTURE BUSINESS STRATEGY, WHICH COULD HURT OUR FINANCIAL CONDITION

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    The table below provides information about the Company's derivative financial instruments consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Weighted average variable rates are based on implied forward rates in the yield curve on December 31, 2001. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars and Mexican pesos, and are indicated accordingly in the table below.

                                                                 EXPECTED MATURITY DATE
                                                  ----------------------------------------------------                FAIR
                                                    2002       2003       2004       2005       2006      TOTAL      VALUE
                                                  --------   --------   --------   --------   --------   --------   --------
Short-term debt:
($US equivalent in millions)
  U.S. dollar variable rate.....................    $9.4                                                   $9.4       $9.4
    Average interest rate.......................       8%
  Peso variable rate (in $US)...................     0.0                                                    0.0        0.0
Long-term debt:
  U.S. dollar fixed rate........................    $0.2       $0.1       $0.1       $0.2       $0.1       $0.7       $0.7
    Average interest rate.......................       9%         9%         9%         9%         9%
  U.S. dollar variable rate.....................    $0.0

    The Company tries to use the most cost-effective means to fund its operating and capital needs. Fixed or variable debt will be borrowed in both U.S. dollars and Mexican pesos. The Company borrows Mexican pesos to provide for its working capital needs in its Mexican operations. At December 31, 2001 the Company had no debt denominated in Mexican pesos. To minimize exchange risk associated with the importation of products, the Company will enter into forward exchange contracts where the functional currency to be used in the transaction is dollars.

EXCHANGE RATE RISK

    At year-end 2001 the Company did not hold any financial instruments subject to exchange rate risk.

    The Company is exposed to U.S. dollar-to-Mexican peso currency exchange risk due to revenues and costs denominated in Mexican pesos associated with its Mexican subsidiary, ABSA. The Company expects it will continue to be exposed to currency exchange risks in the future.

COMMODITY PRICE RISK

    The table below provides information about the Company's fresh produce growing crops inventory and fixed price contracts that are sensitive to changes in commodity prices. For inventory, the table presents the carrying amount and fair value at December 31, 2001. For the fixed price contracts, the table presents the notional amounts in Boxes, the weighted average contract prices, and the total dollar contract amount by expected maturity dates, the latest of which occurs within one year from the reporting date. Contract amounts are used to calculate the contractual payments and quantity of fresh produce to be exchanged under futures contracts.

                              AT DECEMBER 31, 2001
                              --------------------
                                                             CARRYING     FAIR
                                                              AMOUNT     VALUE
                                                             --------   --------
On-balance sheet commodity position:
  Fresh produce crops in process inventory ($US in
    millions)..............................................   $  5.7     $  5.7

Fixed price contracts:
  Contract volumes (3,038,000 boxes)
  Weighted average unit price (per 3,038,000 boxes)........   $ 8.76     $ 8.76
  Contract amount ($US in millions)........................   $ 26.6     $ 26.6

    In order to manage the exposure to commodity price sensitivity associated with fresh produce products, the Company enters into fixed price contracts with certain customers which guarantee specified volumes for the growing season or the year at a fixed price.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Report of Independent Accountants and the consolidated financial statements of the Company and the notes thereto appear on the following pages.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
(1) Consolidated Financial Statements

Report of Independent Accountants...........................     38

Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................     39

Consolidated Statements of Operations and Comprehensive
  Income and Loss for the years ended December 31, 2001,
  2000 and 1999.............................................     40

Consolidated Statements of Changes in Stockholders' Equity
  (Deficit) for the years ended December 31, 2001, 2000 and
  1999......................................................     41

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................     42

Notes to the Consolidated Financial Statements..............     43

(2) Financial Statement Schedule:

Schedule II: Valuation and Qualifying Accounts and Reserves
  for the three years ended December 31, 2001...............     77

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
 and Stockholders of
 Bionova Holding Corporation:

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bionova Holding Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations and operating cash flow deficiencies for each of the three years in the period ended December 31, 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP
San Jose, California
April 8, 2002

                          BIONOVA HOLDING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           THOUSANDS OF U.S. DOLLARS

                      (EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   2,463   $   3,536
  Accounts receivable, net..................................     19,739      33,543
  Advances to growers, net..................................      8,999       8,161
  Inventories, net..........................................     12,797      17,910
  Assets held for sale (see Note 9).........................      4,245          --
  Other current assets......................................      1,079         986
                                                              ---------   ---------
  Total current assets......................................     49,322      64,136
Property, plant and equipment, net..........................     33,788      36,885
Patents and trademarks, net.................................      3,000      16,665
Goodwill, net...............................................         --      26,472
Deferred income taxes.......................................         --         631
Other assets................................................     10,729      10,518
                                                              ---------   ---------
Total assets................................................  $  96,839   $ 155,307
                                                              =========   =========
LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS' EQUITY
  (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses.....................  $  19,090   $  27,462
  Accounts due to related parties...........................     89,297      66,982
  Short-term bank loans.....................................      9,389      21,170
  Current portion of long-term debt.........................        161         708
  Deferred income taxes.....................................         --       1,525
                                                              ---------   ---------
    Total current liabilities...............................    117,937     117,847
Long-term debt with third parties...........................        558         203
                                                              ---------   ---------
    Total liabilities.......................................    118,495     118,050
                                                              ---------   ---------
Minority interest...........................................        164       2,069
                                                              ---------   ---------
Commitments and contingencies (see Note 19)
Stockholders' equity (deficit):
  Preferred stock, $0.01 par value, 5,000 shares authorized,
    200 shares issued and outstanding at both December 31,
    2001 and 2000, liquidation value of $10,000 per share...         --          --
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 23,588,031 shares issued and outstanding....        236         236
  Additional paid-in capital................................    171,597     171,597
  Accumulated deficit.......................................   (193,499)   (136,905)
  Accumulated other comprehensive income (loss).............       (154)        260
                                                              ---------   ---------
  Total stockholders' equity (deficit)......................    (21,820)     35,188
                                                              ---------   ---------
Total liabilities, minority interest, and stockholders'
  equity (deficit)..........................................  $  96,839   $ 155,307
                                                              =========   =========

   The accompanying notes are an integral part of these financial statements.

                          BIONOVA HOLDING CORPORATION

    CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME AND LOSS

                           THOUSANDS OF U.S. DOLLARS

                      (EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
Total revenues........................................  $   207,600   $   226,256   $   242,359
                                                        -----------   -----------   -----------
Cost of sales.........................................      184,285       213,057       232,220
Selling and administrative expenses...................       23,279        29,019        27,430
Research and development expenses.....................        4,370         6,200         6,442
Loss on sale of assets (see Note 5)...................        8,771           550            --
Impairment of assets (see Note 11)....................       29,953            --            --
Amortization of goodwill, patents and trademarks......        3,174         3,501         3,345
                                                        -----------   -----------   -----------
                                                            253,832       252,327       269,437
                                                        -----------   -----------   -----------
Operating loss........................................      (46,232)      (26,071)      (27,078)
                                                        -----------   -----------   -----------
Interest expense......................................       (9,760)      (17,512)      (16,018)
Interest income.......................................        1,982         2,141         1,835
Exchange gain (loss), net.............................         (536)          381           905
Shareholder litigation expense (see Note 18)..........       (1,300)           --            --
Other non-operating (expense) income, net.............          385          (187)           --
                                                        -----------   -----------   -----------
                                                             (9,229)      (15,177)      (13,278)
                                                        -----------   -----------   -----------
Loss from operations before extraordinary items.......      (55,461)      (41,248)      (40,356)
Extraordinary items, net of tax:
  Extraordinary gain due to interest reversal (net of
    applicable income taxes of $0)....................           --         9,852            --
  Extraordinary loss on retirement of floating rate
    notes (net of applicable income taxes of $0)......           --        (1,917)           --
                                                        -----------   -----------   -----------
Loss before income taxes..............................      (55,461)      (33,313)      (40,356)
Income tax expense....................................          672           643           978
                                                        -----------   -----------   -----------
Loss before minority interest.........................      (56,133)      (33,956)      (41,334)
Minority interest in net loss (income) of
  subsidiaries, net...................................         (461)        1,545         2,685
                                                        -----------   -----------   -----------
Net loss..............................................      (56,594)      (32,411)      (38,649)
Other comprehensive income (expense) net of tax:
  Foreign currency translation adjustment.............         (414)          536           (84)
                                                        -----------   -----------   -----------
Comprehensive loss....................................  $   (57,008)  $   (31,875)  $   (38,733)
                                                        ===========   ===========   ===========
Loss per share from operations........................  $     (2.40)  $     (1.71)  $     (1.64)
Gain per share from extraordinary items...............           --          0.34            --
                                                        -----------   -----------   -----------
Net loss per share--basic and diluted.................  $     (2.40)  $     (1.37)  $     (1.64)
                                                        -----------   -----------   -----------
Weighted average number of common shares
  outstanding.........................................   23,588,031    23,588,031    23,588,031

   The accompanying notes are an integral part of these financial statements.

                          BIONOVA HOLDING CORPORATION

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                           THOUSANDS OF U.S. DOLLARS

                             (EXCEPT SHARE AMOUNTS)

                                                                                           ACCUMULATED
                           PREFERRED                  COMMON                 ADDITIONAL       OTHER
                            SHARES      PREFERRED     SHARES       COMMON     PAID-IN     COMPREHENSIVE   ACCUMULATED
                          OUTSTANDING     STOCK     OUTSTANDING    STOCK      CAPITAL     INCOME (LOSS)     DEFICIT
                          -----------   ---------   -----------   --------   ----------   -------------   -----------
Balance at December 31,
  1998..................       --             --    23,588,031       236      $107,918       $  (192)      $ (65,845)
Net loss................       --             --            --        --            --            --         (38,649)
Cumulative translation
  adjustment............       --             --            --        --            --           (84)             --
                              ---       ---------   ----------      ----      --------       -------       ---------
Balance at December 31,
  1999..................       --             --    23,588,031       236       107,918          (276)       (104,494)
Shares issued to Bionova
  International, Inc.,
  and additional capital
  contributions, net of
  expenses..............      200             --            --        --        63,679            --              --
Net loss................       --             --            --        --            --            --         (32,411)
Cumulative translation
  adjustment............       --             --            --        --            --           536              --
                              ---       ---------   ----------      ----      --------       -------       ---------
Balance at December 31,
  2000..................      200             --    23,588,031       236       171,597           260        (136,905)
Net loss................       --             --            --        --            --            --         (56,594)
Cumulative translation
  adjustment............       --             --            --        --            --          (414)             --
                              ---       ---------   ----------      ----      --------       -------       ---------
Balance at December 31,
  2001..................      200       $     --    23,588,031      $236      $171,597       $  (154)      $(193,499)
                              ===       =========   ==========      ====      ========       =======       =========

                              TOTAL
                          STOCKHOLDERS'
                             EQUITY
                            (DEFICIT)
                          -------------
Balance at December 31,
  1998..................    $ 42,117
Net loss................     (38,649)
Cumulative translation
  adjustment............         (84)
                            --------
Balance at December 31,
  1999..................       3,384
Shares issued to Bionova
  International, Inc.,
  and additional capital
  contributions, net of
  expenses..............      63,679
Net loss................     (32,411)
Cumulative translation
  adjustment............         536
                            --------
Balance at December 31,
  2000..................      35,188
Net loss................     (56,594)
Cumulative translation
  adjustment............        (414)
                            --------
Balance at December 31,
  2001..................    $(21,820)
                            ========

   The accompanying notes are an integral part of these financial statements.

                          BIONOVA HOLDING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           THOUSANDS OF U.S. DOLLARS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(56,594)  $(32,411)  $(38,649)
Adjustments to reconcile net loss to net cash used by
  continuing operations:
  Minority interest.........................................       461     (1,545)    (2,685)
  Depreciation..............................................     4,363      4,820      5,022
  Amortization of goodwill, patents and trademarks..........     3,174      3,501      3,345
  Deferred income taxes.....................................      (894)        (8)      (239)
  Allowances for uncollectible receivables and slow moving
    inventory...............................................        --         --      4,596
  Amortization of prepaid commissions on floating rate
    notes...................................................        --      1,917         --
  Gain from sale of property, plant and equipment...........     4,054        550        (21)
  Interest accrued on advances from Savia and Bionova
    International, Inc......................................     8,133      9,852         --
  Impairment of goodwill and patents and trademarks (see
    Note 11)................................................    29,953      2,644         --
  Loss on sale of assets(see Note 5)........................     6,608         --         --
  Other non-cash items......................................    (1,562)       (14)        --
Net changes (exclusive of acquisitions) in:
  Accounts receivable and advances to growers, net..........       642     (6,029)      (488)
  Inventories...............................................      (344)      (692)    (1,903)
  Other assets..............................................    (1,480)     1,032       (701)
  Accounts payable and accrued expenses.....................       (14)     6,563       (176)
                                                              --------   --------   --------
NET CASH USED IN OPERATING ACTIVITIES.......................    (3,500)    (9,820)   (31,899)
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payment for acquisition of intellectual property..........        --     (3,000)    (5,000)
  Purchases of property, plant and equipment................    (5,437)    (6,024)    (5,738)
  Payments received for sale of assets, net of cash
    divested................................................       656                (1,057)
                                                              --------   --------   --------
NET CASH USED IN INVESTING ACTIVITIES.......................    (4,781)    (9,024)   (11,795)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Short term borrowing......................................     9,300      5,207    (54,697)
  Repayments of short term debt.............................   (19,687)    (9,232)        --
  Repayments of long-term debt..............................      (220)  (100,187)    (4,120)
  Proceeds from long-term debt..............................       730        138    100,147
  Accounts due to related parties, net......................    17,085     48,717      1,017
  Restricted cash...........................................        --      9,548     (9,548)
  Proceeds from issuance of Series A convertible preferred
    stock and additional capital contribution by Bionova
    International, Inc......................................        --     63,679         --
                                                              --------   --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................     7,208     17,870     32,799
                                                              --------   --------   --------
Net decrease in cash and cash equivalents...................    (1,073)      (974)   (10,895)
Cash at beginning of year...................................     3,536      4,510     15,405
                                                              --------   --------   --------
Cash at end of year.........................................  $  2,463   $  3,536   $  4,510
                                                              --------   --------   --------
SUPPLEMENTAL CASH FLOW DATA
  Interest paid.............................................  $    842   $  4,195   $ 14,658
  Income taxes paid.........................................       180        807      1,399
NON-CASH INVESTING AND FINANCING ACTIVITIES
  Reduction in principal due on promissory notes associated
    with the acquisition of the minority interests of ABSA
    and IPHC................................................                            (709)
  Acquisition of Monsanto Company's strawberry development
    program.................................................        --      3,000         --
  Additional capital contribution due to reversal of
    interest accrual on advances from Savia and Bionova
    International, Inc......................................        --      9,852         --

   The accompanying notes are an integral part of these financial statements.

                          BIONOVA HOLDING CORPORATION

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    Bionova Holding Corporation, a Delaware corporation (together with its subsidiaries, "Bionova Holding" or the "Company"), an indirect subsidiary of Savia, S.A. de C.V. ("Savia"), a Mexican corporation, was formed on January 12, 1996. Today, the Company acts as a holding company for (i) Agrobionova, S.A. de C.V., of which the Company owns 98.6% ("ABSA"), (ii) International Produce Holding Company, of which the Company owns 100% ("IPHC"), (iii) DNA Plant Technology Corporation, of which the Company owns 100% ("DNAP"), and (iv) VPP Corporation, of which the Company owns 100% ("VPP").

GOING CONCERN

    The Company incurred a net loss of $56.6 million and an operating cash flow deficiency of $3.5 million for the year ended December 31, 2001. The Company also sustained significant operating losses and operating cash flow deficiencies in 2000 and 1999. At December 31, 2001 the Company had a negative working capital position of $68.6 million.

    Management has been and is continuing to address the Company's financial condition by postponing the sale of its fresh produce business, selling non-core assets of the fresh produce business, and aggressively pursuing a variety of alternatives for its technology business, including new research contracts,
partnerships, third party financing, and the sale of assets.   The Company also
must find a solution to the $89.3 million of debt plus the interest accruing in 2002 that is due to Savia and its subsidiaries during 2002. There can be no assurance that these actions will result in sufficient working capital to significantly improve the Company's current financial position or its results of operations nor can there be any assurance the Company will be able to meet its obligations in 2002 nor secure funds to take it beyond the 2002 calendar year. This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Consolidation

    The consolidated financial statements include Bionova Holding Corporation and all of its wholly-owned and majority-owned subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated.

b.  Management's estimates and assumptions

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

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

h.  Property, plant and equipment

    Property, plant and equipment are stated at their acquisition cost. Additions to property, plant and equipment, including significant improvements and renewals, are capitalized. Maintenance and repair costs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range between 3 and 25 years. Leasehold improvements are amortized using the straight-line method over the estimated useful life of the improvement, or the lease term if shorter. Gains and losses upon asset disposal are reflected in operations in the year of disposition.

i.  Goodwill

    Goodwill consists principally of excess purchase price over the fair value of tangible and identifiable intangible assets of businesses acquired. Goodwill has been amortized on the straight-line basis over twenty years. Amortization of goodwill amounted to $1.707 million, $1.737 million, and $1.696 million in 2001, 2000, and 1999, respectively. Accumulated amortization was $6.366 million and $8.268 million at December 31, 2001 and 2000, respectively.

j.  Patents and trademarks

    The costs of obtaining patents are expensed as incurred. Acquired patents and trademarks are capitalized and amortized using the straight-line method over their estimated useful lives of 12 years. The historical cost of these patents and trademarks as of December 31, 2001 and 2000 was $12.9 million and $19.9 million and the accumulated amortization as of these same dates amounted to $4.529 million and $5.128 million, respectively. During 2001, 2000, and 1999 the Company recorded amortization expense of $1.467 million, $1.471 million, and $1.408 million, respectively.

k.  Impairment of Long-Lived Assets

    Each year, management determines whether any long-lived assets have been impaired based on the criteria established in Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of." The carrying amount of a long-lived asset is considered impaired when the estimated undiscounted cash flow from each asset is less than its carrying amount. In that event, the Company records a loss equal to the amount by which the carrying amount exceeds the fair value of the long-lived asset. During fiscal year 2001, management determined that goodwill associated with its technology business and its fresh produced business was impaired. The fair value of the goodwill was estimated using discounted cash flows. Accordingly, the Company recorded an impairment charge on the goodwill of $21.9 million. The Company also determined that the value of the patents and trademarks of its technology business had become impaired in 2001. The Company recorded an impairment charge on its patents and trademarks in an amount of $8.0 million. (See Note 11)

l.  Research and product development costs

    All research and product development costs incurred or acquired are expensed.

m. Stock-based compensation

    The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosures of net income (loss) and earnings (loss) per share as if the fair value-based method had been applied in measuring compensation expense.

n.  Concentration of credit risks

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and advances to growers. The Company's cash and cash equivalents are deposited in financial institutions in the United Sates and Mexico and may exceed the amount of insurance provided on such deposits. Credit risk associated with trade receivables is limited due to the large number of customers comprising the Company's customer base. There can be no assurance that an event outside of the Company's control will not occur and cause these trade receivables or advances to be at risk. The Company performs ongoing credit evaluations of its customers' and growers' financial condition to determine the need for an allowance for uncollectible accounts.

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

p.  Fair value of financial instruments

    The carrying value of the Company's financial instruments, including cash and cash equivalents, trade receivables and payables, and advances to growers, approximate their fair market value due to their short-term maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value.

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

    For subsidiaries whose activities are recorded in currencies which are not their functional currency and any subsidiaries located in a hyperinflationary environment, i.e. countries with inflation exceeding 100% over the prior three years (which in the case of Bionova Holding's subsidiaries was exclusively ABSA in 1999), the components of the financial statements are translated as follows:

BALANCE SHEET:
Current assets, except inventories...........  year-end
Inventories..................................  historical
Liabilities..................................  year-end
Property, plant and equipment................  historical
Stockholders' equity.........................  historical

RESULTS OF OPERATIONS:
Sales........................................  historical
Cost of sales................................  historical
Depreciation and amortization................  historical
Interest.....................................  monthly average
Other expenses and income....................  monthly average
Income taxes.................................  monthly average

    Gains and losses in re-measurement arise mainly from the effect of exchange rate fluctuations on net monetary items denominated in pesos and are included in results of operations.

r.  Net loss per common share

    Basic net income (loss) per common share is computed as net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed as net income
(loss) divided by the weighted average number of common shares and potential common shares outstanding during the period, using the treasury stock method, if their effect is dilutive.

    The following table sets forth the potential shares of common stock that are not included in the diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive for the periods indicated (in thousands):

                                                            (THOUSANDS OF SHARES)
                                                            YEAR ENDED DECEMBER 31
                                                        ------------------------------
                                                          2001       2000       1999
                                                        --------   --------   --------
Effect of dilutive securities:
  Convertible preferred stock outstanding.............   23,156     23,156       --
  Stock options outstanding...........................      216        326      362
  Warrants outstanding................................       --         --      407

s.  Employee benefit plan

    DNAP has a savings and retirement plan and trust (the "401(k) Plan") available to all eligible employees of DNAP. An eligible employee may elect to defer, in the form of contributions to the 401(k) Plan, between 1% and 15% (in 1% increments) of the total compensation that would otherwise be paid to the employee, subject to annual contribution limitations. An employee's contributions are invested at the direction of the employee in various investment options and are fully vested and non-forfeitable immediately upon contribution. The 401(k) Plan provides for DNAP contributions in the form of common stock or cash, not to exceed 3% of elective salary deferral contributions. During 2001, 2000, and 1999, DNAP's cash contributions to the 401(k) Plan were approximately $0.072 million, $0.096 million, and $0.102 million, respectively.

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

NOTE 3--2000 PURCHASE AGREEMENT AND CAPITALIZATION

    On December 28, 2000 Bionova Holding Corporation ("the Company") and its parent company, Savia, S.A. de C.V., entered into a Purchase Agreement to which Savia's subsidiary, Bionova International, Inc. is also a party. The Purchase Agreement called for the Company to sell its fresh produce farming and distribution business segments ("fresh produce business"), including all of the debt and liabilities of the business, to Savia for $48 million. The purchase price for the business was to be paid by the application of $48 million of advances previously made by Savia to the Company. Also, the Purchase Agreement provided for a capitalization of other advances made to the Company by Savia. Consistent with this agreement, on December 29, 2000 the Company issued 200 shares of convertible preferred stock to Bionova International for $63.7 million, which was paid through the application of all of the remaining outstanding advances previously made by Savia to the Company (other than the $48 million which was to be retired upon the sale of the fresh produce business). These 200 shares of preferred stock are convertible into 23,156,116 shares of common stock (a conversion ratio based on $2.75 per share) at any time after adoption and filing by the Company of a charter amendment increasing the authorized number of shares of Common Stock to at least 70,000,000. The Company will not receive any additional consideration upon the conversion of the preferred stock.

    For accounting purposes, the sale of the fresh produce business and the sale of the Series A convertible preferred stock were accounted for as transactions between entities under common control. No gain or loss was recognized on the transactions as any differences between cash received and assets transferred to the parent are treated as capital contributions or distributions. In
December 2001 the Company made a decision to postpone the sale of the fresh produce business to Savia.

    The Company accounted for the $63.7 million in cash received (in the form of advances retired) from Savia and its subsidiary, Bionova International, Inc., as follows:

1. The sale of Series A convertible preferred stock was recorded at $34.7 million, which represents the market value of the common stock on December 29, 2000, the date of the transaction, into which the Series A convertible preferred shares may be converted.

2. The remaining $29.0 million was accounted for as an additional capital contribution.

    In addition, the Company accrued interest expense totaling $9.9 million related to the advances from Savia and its subsidiary, Bionova
International, Inc., from April 13 through December 29, 2000. As a result of the capitalization transaction and the planned, but subsequently uncompleted transaction to sell the fresh produce business, the interest was deemed not payable in 2001 and the reversal of accrued interest was accounted for as an additional capital contribution.

NOTE 4--ACCOUNTING FOR DISCONTINUED OPERATIONS SUBSEQUENTLY RETAINED

    The Company treated the fresh produce business as (i) discontinued operations on its consolidated statements of operations for the years ended December 31, 2000, 1999, and 1998 and (ii) net assets of discontinued operations on its consolidated balance sheet for the year ended December 31, 2000. The

Company also accounted for the fresh produce business as discontinued operations for the quarters ended March 31, June 30, and September 30, 2001.

    For financial reporting purposes, the revenues and income attributable to the undisposed discontinued operations that had been classified in the consolidated statements of operations as discontinued operations consisted of the following (in thousands of dollars):

                                                              FARMING    DISTRIBUTION    TOTAL
                                                              --------   ------------   --------
YEAR ENDED DECEMBER 31, 2001
Revenues....................................................  $  6,372     $198,099     $204,471
Loss before provision for income taxes......................   (21,515)      (5,091)     (26,606)
Income tax expense..........................................        --          672          672
Loss from operations, net of income taxes and minority
  interest..................................................   (21,515)      (6,225)     (27,740)
Net loss....................................................   (21,515)      (6,225)     (27,740)

YEAR ENDED DECEMBER 31, 2000
Revenues....................................................        --     $222,789     $222,789
Loss before provision for income taxes......................  $(10,458)      (5,323)     (15,781)
Income tax expense..........................................        15          628          643
Loss from operations, net of income taxes and minority
  interest..................................................    (8,534)      (6,345)     (14,879)
Net loss....................................................    (8,534)      (6,345)     (14,879)

YEAR ENDED DECEMBER 31, 1999
Revenues....................................................  $    594     $236,233     $236,827
Loss before provision for income taxes......................   (19,114)      (1,246)     (20,360)
Income tax expense..........................................         3          975          978
Loss from operations, net of income taxes and minority
  interest..................................................   (15,577)      (3,076)     (18,653)
Net loss....................................................   (15,577)      (3,076)     (18,653)

YEAR ENDED DECEMBER 31, 1998
Revenues....................................................  $  2,661     $251,401     $254,062
Income (loss) before provision for income taxes.............   (12,896)       3,000       (9,896)
Income tax expense..........................................        --          456          456
Income (loss) from operations, net of income taxes and
  minority interest.........................................   (11,821)       2,070       (9,751)
Net income (loss)...........................................   (11,821)       2,070       (9,751)

    For financial reporting purposes, the assets and liabilities attributable to the undisposed discontinued operations that had been classified in the consolidated balance sheet as net assets of discontinued operations consisted of the following (in thousands of dollars):

                                                              FARMING    DISTRIBUTION    TOTAL
                                                              --------   ------------   --------
AT DECEMBER 31, 2001
Current assets..............................................  $28,731      $ 33,306     $ 62,037
Total assets................................................   71,325        38,349      109,674
Current liabilities.........................................   39,358        30,699       70,057
Total liabilities...........................................   39,359        31,255       70,614
Minority interest...........................................        0           137          137
Accumulated other comprehensive income (loss)...............      (62)           67            5
Net assets of undisposed discontinued operations............  $32,028      $  6,890     $ 38,918

AT DECEMBER 31, 2000
Current assets..............................................  $22,672      $ 38,981     $ 61,653
Total assets................................................   84,880        44,038      128,918
Current liabilities.........................................   30,396        35,438       65,834
Total liabilities...........................................   30,415        35,622       66,037
Minority interest...........................................   (1,145)        3,214        2,069
Accumulated other comprehensive income (loss)...............        0           260          260
Net assets of undisposed discontinued operations............  $55,610      $  4,942     $ 60,552

    As the Company did not proceed to complete the sale in 2001 and has no current plans to do so, the results of operations of the fresh produce business have been reclassified from discontinued operations to continuing operations for these prior periods and the net assets from discontinued operations in the December 31, 2000 balance sheet were reclassified to their respective balance sheet accounts.

NOTE 5--DIVESTITURES OF SUBSIDIARY COMPANIES AND STRAWBERRY ASSETS

    On February 19, 2001, IPHC sold its entire 75% interest in Tanimura Distributing, Inc. ("TDI"), its Los Angles based distributing company, back to TDI in exchange for a note obligating TDI to pay IPHC $1.2 million, plus interest at 10.5% per annum, over a three year period. IPHC recorded a loss on the sale of TDI of $0.4 million in the first quarter of 2001.

    On November 1, 2001 ABSA sold its entire 50.01% interest in Interfruver, S.A. de C.V., ABSA's distributing subsidiary in Mexico, to members of the Bon Family who previously had owned the remaining 49.99%. In consideration for ABSA's interests, the consideration accorded ABSA by the Bons consisted of both a fixed and variable component. The fixed component was approximately
$2.6 million, of which $1.1 million was purchase price and the balance of $1.5 million was payment for outstanding accounts receivable and for services provided by ABSA both prior to the date of the purchase agreement and in 2002. There is an additional variable component of the purchase price due to be paid through four annual payments in calendar years 2002-2005. ABSA received
$1.7 million in November 2001 and an additional $0.7 million in March 2002. The remaining $0.2 million is due on August 31, 2002. ABSA recorded a loss on the sale of Interfruver of $5.0 million in the fourth quarter of 2001.

    During the second quarter of 2001 VPP shut down its strawberry breeding program, and in the fourth quarter sold the assets associated with this program. VPP recorded a $3.4 million loss on the sale of these assets in 2001.

NOTE 6--ACCOUNTS RECEIVABLE

    Accounts receivable were comprised of the following:

                                                               (THOUSANDS OF
                                                               U.S. DOLLARS)
                                                               DECEMBER 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
Trade.....................................................  $17,645    $30,512
Recoverable value-added tax...............................    1,728      1,520
Officers and employees....................................       44         48
Sundry debtors............................................    2,540      2,122
Related parties...........................................      634      3,215
                                                            -------    -------
                                                             22,591     37,417
Allowance for doubtful accounts and returns...............   (2,852)    (3,874)
                                                            -------    -------
                                                            $19,739    $33,543
                                                            =======    =======

    The Company sells its produce primarily to retailers and wholesalers in the United States, Mexico and Canada. No single customer accounted for more than 10% of the Company's sales, and there were no significant accounts receivable from a single customer at December 31, 2001.

NOTE 7--ADVANCES TO GROWERS

    Advances to growers were comprised of the following:

                                                               (THOUSANDS OF
                                                               U.S. DOLLARS)
                                                               DECEMBER 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
Advances to growers.......................................  $13,652    $13,807
Advances to related parties...............................      233        233
                                                            -------    -------
                                                             13,885     14,040
Allowance for doubtful accounts...........................   (4,886)    (5,879)
                                                            -------    -------
                                                            $ 8,999    $ 8,161
                                                            =======    =======

    The Company had agreements in 2001 and 2000 with certain produce growers in Mexico whereby a significant portion of growing costs were paid in advance by the Company. The growing costs were recorded as advances to growers and recognized as a component of cost of produce sales when the produce is sold. The advances in Mexico were $7.3 million and $5.2 million at December 31, 2001 and 2000, respectively, and were secured by promissory notes and/or the right to use the acreage of the grower if the advances were not repaid. Advances to growers in the United States were $2.4 million and $3.0 million at December 31, 2001 and 2000, respectively, and generally were not collateralized.

NOTE 8--INVENTORIES

    Inventories were comprised of the following:

                                                               (THOUSANDS OF
                                                               U.S. DOLLARS)
                                                               DECEMBER 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
Finished produce..........................................  $   844    $ 2,790
Growing crops.............................................    5,691      6,277
Advances to suppliers.....................................      727        259
Spare parts and materials.................................    2,875      3,590
Merchandise in transit and other..........................    2,848      5,216
                                                            -------    -------
                                                             12,985     18,132
Allowance for slow moving inventory.......................     (188)      (222)
                                                            -------    -------
                                                            $12,797    $17,910
                                                            =======    =======

NOTE 9--ASSETS HELD FOR SALE

    Assets held for sale were comprised of the following:

                                                                 (THOUSANDS OF
                                                                 U.S. DOLLARS)
                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001       2000
                                                              --------   ---------
Agricultural land in Sinaloa, Mexico........................   $3,255    $      --
Agricultural land in Guerrero, Mexico.......................      825           --
Land and greenhouse facilities in Brentwood, California.....      165           --
                                                               ------    ---------
                                                               $4,245    $      --
                                                               ======    =========

NOTE 10--PROPERTY, PLANT, AND EQUIPMENT

    Property, plant and equipment was comprised of the following:

                                                    (THOUSANDS OF
                                                    U.S. DOLLARS)
                                                    DECEMBER 31,
                                                 -------------------    ESTIMATED
                                                   2001       2000     USEFUL LIFE
                                                 --------   --------   -----------
Land...........................................  $  6,845   $  9,688
Buildings......................................    12,687     12,715     25 years
Machinery and equipment........................    23,411     22,253     15 years
Office equipment...............................     4,790      4,545      4 years
Transportation equipment.......................     5,445      3,976     10 years
Vineyards and agricultural tools...............     3,035      2,994      3 years
Land improvements and others...................     1,536      1,177     13 years
Construction in progress.......................     1,182        317
                                                 --------   --------
                                                   58,931     57,665
Accumulated depreciation and amortization......   (25,143)   (20,780)
                                                 --------   --------
                                                 $ 33,788   $ 36,885
                                                 ========   ========

    There were no capitalized leases associated with any of the buildings or equipment at December 31, 2001 and 2000.

NOTE 11--IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

    In December 2001, in connection with its ongoing review of business operations, the Company conducted a strategic and financial examination of its business segments. This examination triggered an impairment review of certain long-lived assets, including goodwill, patents and trademarks. The Company calculated the present value of expected cash flows of its fresh produce and technology businesses to determine the fair value of those assets. Accordingly, the Company recorded charges of $21.9 million and $8.0 million for the impairment of its goodwill and patents and trademarks, respectively, related to the fresh produce and technology businesses. The Company's technology assets became impaired because of (i) the decision to terminate VPP's breeding program and dispose of the related assets and (ii) the change in DNAP's technology strategy from a focus on quality trait improvements and the commercialization of fruits and vegetables using these traits to a technology program focused on disease and nematode resistance traits with value deriving from the sale or licensing of these traits. The Company's fresh produce assets were determined to have become impaired based on the future outlook for cash flows of the fresh produce business taking into account its failure to generate a positive annual cash flow in each of the past six years and an analysis of the reasons underlying this performance failure.

NOTE 12--OTHER ASSETS, NET

    Other assets were comprised of the following:

                                                               (THOUSANDS OF
                                                               U.S. DOLLARS)
                                                               DECEMBER 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
Notes receivable from growers.............................  $13,508    $10,760
Others....................................................      872      1,560
                                                            -------    -------
                                                             14,380     12,320
Allowance for doubtful accounts...........................   (3,651)    (1,802)
                                                            -------    -------
                                                            $10,729    $10,518
                                                            =======    =======

NOTE 13--BANK LOANS AND LONG-TERM DEBT

BANK LOANS

    At December 31, 2001, all of the Company's $10.1 million of bank debt
($9.5 million of which is current) was associated with Bionova Produce, Inc. There are three primary components to this debt. Bionova Produce, Inc. has a $6 million revolving line of credit, the principal of which is due in full on September 30, 2002. Interest is charged at the U.S. prime rate of interest (4.5% at December 31, 2001), and interest payments are made on a monthly basis. The line is secured by a pledge of Bionova Produce, Inc.'s accounts receivable, inventory and general intangibles and is guaranteed by Savia. The key covenants associated with this line of credit are that Bionova Produce, Inc. must maintain a minimum net worth of $7.5 million, a current ratio of at least 1.1 to 1, and a year-end leverage ratio (debt to tangible net worth) of no more than 2.0 to 1. All other debt of Bionova Produce, Inc. to Savia is subordinated to the bank, additional borrowings in excess of $0.5 million require bank approval, and Bionova Produce, Inc. may not loan or advance money to Savia or Seminis. The second component of the debt is a five-year loan secured by real property and is guaranteed by Savia. The loan is for $0.8 million and is due August 30, 2006. Principal and interest payments of approximately $15,000 are due monthly. The interest rate on this debt is 8.25% per annum. The third component of the bank debt is a term loan in an amount of $2.5 million, which is due on June 30, 2002. Interest rate is charged at the U.S. prime rate of interest plus 1% and is to be paid on a monthly basis. This term loan is secured by real estate in Nogales, Arizona and San Diego, California and is guaranteed by Savia. The loan is subject to the same net worth and other financial covenants as the revolving line of credit. In conjunction with Savia's loan guarantees, Savia has taken liens on certain of ABSA's assets as security for this debt.

LONG-TERM DEBT

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

    As a result of the capitalization and sale transaction, $9.9 million of accrued interest that would otherwise have been payable was reversed and treated as part of Savia's capital contribution for accounting purposes.

    Consolidated obligations under long-term debt arrangements are denominated in U.S. dollars and were comprised of:

                                                                 (THOUSANDS OF
                                                                 U.S. DOLLARS)
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Capital lease obligations secured by the related equipment
  acquired, bearing interest at variable annual rates (14%
  at December 31, 2001).....................................    $ 19       $202

Mortgage notes payable to banks secured by real property,
  interest at prime plus 1.5% (8.25% at December 31,
  2001).....................................................     700         --

Notes to former minority stockholders of ABSA and IPHC,
  bearing interest at 10%...................................      --        709
                                                                ----       ----

                                                                 719        911

Less current portion........................................     161        708
                                                                ----       ----

Long-term debt..............................................    $558       $203
                                                                ====       ====

NOTE 14--ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses were comprised of the following:

                                                               (THOUSANDS OF
                                                               U.S. DOLLARS)
                                                               DECEMBER 31,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
Trade.....................................................  $10,789    $14,659
Payables to growers.......................................    1,137      1,505
Accrued compensation......................................      483      1,171
Accrued interest..........................................       83        719
Income taxes payable......................................    1,077        104
Sundry creditors..........................................    5,521      9,304
                                                            -------    -------
                                                            $19,090    $27,462
                                                            =======    =======

NOTE 15--INCOME TAXES

    The (charges) credits for income taxes are summarized as follows:

                                                      (THOUSANDS OF U.S. DOLLARS)
                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2001       2000       1999
                                                     --------   --------   --------
Current
United States
  Federal..........................................  $    --     $  --     $    --
  State............................................       --       (48)        (85)
Foreign............................................   (1,570)     (933)     (1,132)
                                                     -------     -----     -------
                                                      (1,570)     (981)     (1,217)
                                                     -------     -----     -------

Deferred
United States
  Federal..........................................  $    --     $  --     $    50
  State............................................       --       257         203
Foreign............................................      898        81         (14)
                                                     -------     -----     -------
                                                         898       338         239
                                                     -------     -----     -------
Income tax expense.................................  $  (672)    $(643)    $  (978)
                                                     =======     =====     =======

    Income tax (expense) benefit differs from the amounts computed by applying the statutory federal income tax rate (35% in Mexico and 34% in United States) to pretax income as a result of the following:

                                                  (THOUSANDS OF U.S. DOLLARS)
                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   2001       2000       1999
                                                 --------   --------   --------
Tax benefit at statutory rate in the United
  States (34%).................................  $ 18,959   $ 14,251   $ 13,721
Effect of lower tax rate of 17% for
  agricultural businesses in Mexico............    (2,288)    (3,259)    (3,186)
Change in valuation allowance of deferred tax
  assets.......................................   (28,677)   (18,281)   (13,392)
Taxable inflationary gains in Mexico...........        27        110         18
Depreciation on inflation-indexed value of
  property, plant, and equipment in Mexico.....        (3)        20         (1)
State taxes....................................        --        291        118
Effect of change in ABSA's tax filing status...     8,651      4,972      1,557
Other..........................................     2,659      1,253        187
                                                 --------   --------   --------
                                                 $   (672)  $   (643)  $   (978)
                                                 ========   ========   ========

    Significant components of the Company's deferred tax liabilities and assets at December 31, 2001 and 2000 are shown below:

                                                             (THOUSANDS OF
                                                             U.S. DOLLARS)
                                                             DECEMBER 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
Deferred tax assets
  Tax loss carryforwards................................  $ 77,748   $ 44,014
  Non-deductible provisions.............................        --      2,416
  Other.................................................     1,281      4,435
                                                          --------   --------
Total deferred tax assets...............................    79,029     50,865
Valuation allowance.....................................   (79,029)   (50,234)
                                                          --------   --------
Net deferred tax assets.................................        --        631
                                                          --------   --------
Deferred tax liabilities
  Inventories...........................................        --     (1,184)
  Other.................................................        --       (341)
                                                          --------   --------
Total deferred tax liabilities..........................        --     (1,525)
                                                          --------   --------
Net deferred tax liabilities............................  $     --   $   (894)
                                                          ========   ========

    The Mexican asset tax of 1.8% on certain net assets is not applied during the first three years after an asset is placed in service. This tax, once applied, is due if Mexican federal income taxes are not in excess of the asset tax and can be reduced by tax credits for certain property, plant and equipment investments. Asset taxes paid can be recovered in future years from taxes on future income in excess of future asset taxes. Through December 31, 2001, investment tax credits have offset applicable asset taxes.

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

    At December 31, 2001, the Company had total tax loss carryforwards of approximately $262.6 million. Tax loss carryforwards from the Company's Mexican subsidiaries can be inflation-indexed in Mexico until the date of their application against future taxable profits. The tax loss carryforwards expire from 2003 to 2009. The tax loss carryforwards are contained in the Company's Mexican subsidiaries ($145.7 million), U.S. subsidiaries ($116.9 million), and other foreign subsidiaries ($0.0 million).

    DNAP had tax loss carryforwards at the date of the Merger whose utilization is limited to $27.8 million. A full valuation allowance has been provided with respect to these tax loss carryforwards.

NOTE 16--CONVERTIBLE PREFERRED STOCK

    The rights, preferences and privileges of the Series A preferred stock are as follows:

DIVIDENDS

    The holders of shares of the Series A preferred stock are entitled to receive dividends payable when and as declared by the Board of Directors of the Company at a rate determined by the Board of Directors. No dividend shall be paid on common stock unless dividends have been paid or declared upon all shares of Series A preferred stock at a rate per share equal to the dividend payment on the common stock into which each share of Series A preferred stock is convertible. As of December 31, 2001, no dividends had been declared or paid.

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

CONVERSION

    The Series A preferred stock is convertible into common stock at the option of the holder at any time after adoption and filing by the Company of a charter amendment increasing the authorized number of shares of Common Stock to at least 70,000,000. Each share of preferred stock is convertible into 115,780.58 shares of common stock, subject to customary adjustments to protect against dilution.

NOTE 17--STOCK OPTIONS AND WARRANTS

STOCK OPTION PLANS

    As a result of the Merger the Company assumed DNAP's existing stock option plans. The number of shares and option exercise prices were adjusted to give effect to the exchange ratio stipulated in the merger agreement. The six plans are the 1982 Stock Option Plan, 1986 Stock Option Plan, 1994 Stock Option Plan, the Non-Employee Directors Stock Option Plan, the Incentive Stock Option Plan, and the Non-Qualified Stock Option Plan. Approximately 26,020 options were outstanding at December 31, 2001 under all of these stock option plans. The Company does not expect to award any new options under any of these plans.

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

    In addition to the options plans assumed at the time of the Merger, the first awards were made under Bionova Holding Corporation's 1998 Long-Term Incentive Plan in 1999. This plan provides for the issuance of stock options and other forms of stock-based awards to all employees and directors of the Company. The maximum number of shares of common stock that are available for grant of awards under this plan is not to exceed 2,000,000 shares. At December 31, 2001 there were 190,000 options outstanding under this plan. These options vest in equal amounts of 25% per year over a four-year period.

    A summary of the activity under all of the Company's stock option plans during 1999, 2000, and 2001 is as follows:

                                                              STOCK OPTIONS
                                                              -------------
Outstanding on December 31, 1998............................       65,782
  Granted...................................................      392,600
  Expired and canceled......................................      (96,290)
                                                                ---------
Outstanding on December 31, 1999............................      362,092
  Expired and canceled......................................      (36,447)
                                                                ---------
Outstanding on December 31, 2000............................      325,645
  Expired and canceled......................................     (109,625)
                                                                ---------
Outstanding on December 31, 2001............................      216,020
                                                                ---------
Available for grant at December 31, 2001....................    1,810,000
                                                                ---------
Exercisable at December 31, 2001............................      121,020
                                                                ---------

Option prices per share:
  Expired or canceled.......................................  $3.25 to $54.00
  Outstanding...............................................  $3.25 to $65.25

    The following table summarizes information about the outstanding stock options at December 31, 2001.

                                                           WEIGHTED
                                                            AVERAGE     WEIGHTED                 WEIGHTED
                                                           REMAINING    AVERAGE     NUMBER OF    AVERAGE
                                              OPTIONS     CONTRACTUAL   EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES                    OUTSTANDING      LIFE        PRICE       OPTIONS      PRICE
------------------------                    -----------   -----------   --------   -----------   --------
$ 3.25....................................    190,000      7.33 Yrs.     $ 3.25       95,000      $ 3.25
$20.31....................................      3,500      3.41 Yrs.     $20.31        3,500      $20.31
$35.00-$38.75.............................      4,935      2.89 Yrs.     $35.53        4,935      $35.53
$43.75-$50.00.............................     11,085      1.63 Yrs.     $47.63       11,085      $47.63
$53.75-$65.25.............................      6,500      1.79 Yrs.     $54.74        6,500      $54.74
                                              -------                                -------
Total.....................................    216,020      6.71 Yrs.     $ 8.11      121,020      $11.92
                                              -------                                -------

FAIR VALUE DISCLOSURES

    The fair value of options granted in 1999 was estimated using the Black-Scholes model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 114%, risk free interest rate of 5.2%, and an expected life of 7 years.

    During 2001, 2000 and 1999, had compensation expense for the Company's option plans been determined based on the fair value at grant dates, the Company's net loss per share would have been as follows:

                                                   THOUSANDS OF U.S. DOLLARS
                                                   (EXCEPT PER SHARE AMOUNTS)
                                                     YEAR ENDED DECEMBER 31
                                                 ------------------------------
                                                   2001       2000       1999
                                                 --------   --------   --------
Loss before income tax:
  As reported..................................  $(55,461)  $(33,313)  $(19,996)
  Pro forma....................................   (55,546)   (33,520)   (20,145)
Net loss:
  As reported..................................   (56,594)   (32,411)   (38,649)
  Pro forma....................................   (56,579)   (32,618)   (38,798)
Diluted loss per share:
  As reported..................................     (2.40)     (1.37)     (1.64)
  Pro forma....................................     (2.40)     (1.38)     (1.64)

NOTE 18--BALANCES AND TRANSACTIONS WITH RELATED PARTIES

    The Company believes that the terms of the related party transactions discussed in this section were at least as favorable to Bionova Holding as those that could have been secured in arm's length transactions.

DEBT FACILITIES WITH SAVIA AND ACCOUNTS DUE TO SAVIA'S SUBSIDIARIES

    At December 31, 2001 ABSA was indebted to Savia in a total amount of $19.1 million. ABSA's debt with Savia came about due to funds provided by Savia which enabled ABSA to pay down its entire $20.0 million of debt with Mexican commercial banks in December 2000 and January 2001. ABSA's debt with Savia currently is accruing interest at a rate of approximately 9.0% per annum and is due on June 30, 2002.

    At December 31, 2001, Bionova Holding was indebted to Savia in a total amount of $62.9 million arising from $48.0 million of advances made prior to 2001, $7.5 million advanced during 2001 under a cash support agreement for the payment of expenses incurred in 2001 for its technology business and corporate overhead, and $7.4 million of interest that accrued on these advances. This debt currently is accruing interest at a rate of 12.25% per annum, and interest and principal are due on December 31, 2002.

    At December 31, 2001 DNAP was indebted to Savia for $1.3 million due to Savia's agreement to settle the Grace Brothers lawsuit on behalf of DNAP.

    At December 31, 2001, other subsidiary companies of Bionova Holding associated with the fresh produce business had related party advances from Savia and its subsidiaries in a total amount of $6.0 million.

ADMINISTRATIVE SERVICES AGREEMENT

    On July 1, 1996, Bionova Holding and Bionova, S.A. de C.V. ("Bionova Mexico") entered into an Administrative Services Agreement. This agreement provided that Bionova Mexico will render certain administrative and clerical services to Bionova Holding and its subsidiaries in return for payment equivalent to the compensation, benefits, and other overhead attributable to the employees of Bionova Mexico performing these services, all of which will be performed in Mexico. This agreement was terminated as on August 31, 2001. Amounts billed in 2001, 2000, and 1999 by Bionova Mexico under this agreement were $0.743 million, $4.500 million, and $5.415 million, respectively. At December 31, 2001 and 2000, the Company had no outstanding payable due to Bionova Mexico.

    An Administrative Services Agreement between Comercializadora Premier, S.A. de C.V. ("Premier Mexico") a wholly-owned subsidiary of ABSA, and Savia was entered into on September 1, 2001. This agreement provides that Savia will render certain administrative and clerical services to Premier Mexico (and other Bionova Holding subsidiaries) in return for payment equivalent to the compensation, benefits, and other overhead attributable to the employees of Savia performing these services, all of which will be performed in Mexico. The term of this agreement will continue until either Premier Mexico or Savia elects to terminate the agreement. Amounts billed in 2001 by Savia under this agreement were $0.252 million. As of December 31, 2001, the Company had a payable to Savia outstanding of $0.252 million on this agreement. The outstanding balances bear interest at variable rates comparable to those prevailing in the marketplace.

LONG-TERM FUNDED RESEARCH AGREEMENT

    On September 26, 1996, in connection with the merger between DNAP and Bionova Holding, DNAP and Savia entered into a long-term funded research agreement, which provided that DNAP and Savia, directly or through their affiliates, would use their best efforts to agree on research projects to be conducted by DNAP for Savia or its affiliates and which would result in payments to DNAP of $30 million over a 10-year period, with minimum funding (subject to carry forwards) of $9 million in any three-year period. Unless otherwise agreed by the parties, payments of at least $0.625 million in respect of Savia's obligation to fund research projects were to be made at the beginning of each calendar quarter. In the fourth quarter of 1996, Seminis Vegetable Seeds, Inc. ("Seminis"), a subsidiary of Savia, commenced work under this long-term research agreement with DNAP. Through December 31, 2001 Seminis paid DNAP $12.4 million in cash. Work performed during 2001, 2000, and 1999, earned revenue in the amounts of $2.130 million $2.390 million, and $2.816 million, respectively. There remained $0.113 million of deferred revenue at December 31, 2001 associated with the Seminis work that is included in accounts due to related parties. During 1999, DNAP earned additional revenue of $1.500 million in accordance with the minimum funding required over the first three-year period of the long-term funded research agreement with Savia.

    As a provision of the Purchase Agreement between Savia and the Company, the long-term funded research agreement between DNAP and Savia was terminated on December 29, 2000. Seminis signed its own separate agreement, effective
January 1, 1997, which provided that Seminis and DNAP would agree on research projects to be conducted by DNAP for Seminis which would result in payments to DNAP of $25 million over a ten-year period, with minimum funding (subject to carry forwards) of $7.5 million in any three-year period. This agreement satisfied a portion of Savia's obligation under the long-term funded research agreement described above. During 2001, Seminis reduced the amount of research payments it would make to DNAP to a rate of $1.4 million per year. As a provision of the Purchase Agreement between Savia and Bionova Holding, the research agreement between DNAP and Seminis will be terminated no later than the closing of the sale of the fresh produce business.

LEGAL REPRESENTATION

    The Secretary of the Company is a shareholder in the law firm which provides legal services to the Company and several subsidiaries. During 2001, 2000, and 1999, the law firm billed approximately $0.908 million, $0.578 million, and $0.942 million, respectively, to the Company.

NOTE 19--COMMITMENTS AND CONTINGENCIES

CONTINGENCIES

    On January 21, 1997, a class action lawsuit styled GORDON K. AARON ET AL. V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. was filed in the U.S. federal district court for the Northern District of California. The plaintiffs allege that, prior to the merger (the "Merger") of DNAP with a subsidiary of Bionova Holding on September 26, 1996, they owned shares of DNAP's $2.25 Convertible, Exchangeable Preferred Stock ("Preferred Stock"). In connection with the Merger, all of the shares of common stock and Preferred Stock of DNAP were converted into the number of shares of common stock of Bionova Holding specified in the Merger Agreement. The plaintiffs allege that they were denied certain rights they allegedly had under the terms of the Preferred Stock and that certain individuals (the "Individual Defendants"), each of whom was a director of DNAP prior to the Merger and in some cases later served as a director of Bionova Holding, breached fiduciary duties of loyalty, candor and care allegedly owed to DNAP and its stockholders. The plaintiffs claim to have been damaged by the alleged actions of the defendants and therefore the plaintiffs seek unspecified actual and punitive damages as well as reimbursement of their litigation costs and expenses. On August 27, 1997, the court granted motions to dismiss all of the claims pending against all of the defendants, except the claims of breach of the fiduciary duty of loyalty against the Individual Defendants. On January 14, 1999, the court reinstated the plaintiffs' claims that the preferred stockholders were denied their contractual right to vote on the Merger, and then on March 9, 2000, the court granted summary judgment in favor of the defendants on the voting rights claims. On December 21, 2000, the court granted summary judgment in favor of the defendants on all remaining claims. The plaintiffs have appealed this judgment to the U.S. Court of Appeals for the Ninth Circuit, which heard arguments on the matter on February 12, 2002. Bionova Holding and DNAP deny any wrongdoing or liability in this matter and intend to vigorously contest this lawsuit.

    On January 7, 1999, a class action lawsuit styled GORDON K. AARON ET AL. V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. was filed in the U.S. federal district court for the Northern District of California. On January 28, 1999, a substantially identical class action lawsuit styled ROBERT KACZAK V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. was filed in the U.S. federal district court for the Northern District of California, and these two cases were then consolidated. The plaintiffs allege that, prior to the Merger of DNAP with a subsidiary of Bionova Holding on September 26, 1996, they owned shares of DNAP's Preferred Stock. In connection with the Merger, all of the shares of common stock and Preferred Stock of DNAP were converted into the number of shares of common stock of Bionova Holding specified in the Merger Agreement. The plaintiffs allege that the Proxy Statement/Prospectus distributed to

DNAP's stockholders in connection with the merger contained material misrepresentations and omitted to state material facts. Both DNAP and Bionova Holding, as well as certain former and current directors of DNAP and Bionova Holding, have been named as defendants in this matter. The plaintiffs claim to have been damaged by the alleged actions of the defendants and therefore the plaintiffs seek unspecified actual damages, reimbursement of their litigation costs and expenses, and equitable relief, including rescission of the Merger. The plaintiffs also allege that they were entitled to receive, and seek specific performance of, special conversion privileges under the terms of the Certificate of Designation that established the Preferred Stock. On March 8, 2000, the court dismissed nearly all of the plaintiffs' claims, and subsequently the plaintiffs filed an amended complaint with respect to some of the dismissed claims. On September 19, 2000, the court ruled in favor of the Bionova Holding and DNAP and dismissed all of the plaintiffs' claims. The plaintiffs have appealed this judgment to the U.S. Court of Appeals for the Ninth Circuit, which heard arguments on the matter on February 12, 2002. Bionova Holding and DNAP deny any wrongdoing and liability in this matter and intend to vigorously contest this lawsuit.

    DNAP has been named as a defendant in several lawsuits asserting claims against DNAP relating to research DNAP performed from 1983 through 1994 for Brown & Williamson Tobacco Company ("B&W"). In general, the cases allege that DNAP engaged in unfair business practices under California law and/or participated in an alleged conspiracy among cigarette manufacturers to deceive the public regarding the hazards of smoking. All of the pending cases are in California state courts. In December 1999, B&W agreed to indemnify DNAP against all costs (including costs of defense and of costs of any judgment or settlement) incurred by DNAP in connection with these cases and any similar cases in the future. Therefore, management no longer believes that these cases could have a material adverse effect on the Company's financial condition or results of operations. DNAP denies any wrongdoing or liability in these matters and intends to vigorously contest these lawsuits.

    ABSA owns one hundred hectares (approximately 247 acres) of rural land in the State of Sinaloa, Mexico, which is the subject of a judicial proceeding pending in Mexico initiated by a group of campesinos. The petitioners asserted that a previous owner of the subject land, Miguel Angel Suarez, owned rural land in excess of the maximum that was then allowed by law and that therefore the land rightfully belonged to them. On September 25, 1996, the court upheld the petition and ordered the land turned over to the petitioners. The court also ruled that the transfer of the property to Olga Elena Batiz Esquer on June 2, 1990 was null and void, which would mean that the transfer of the land by Ms. Batiz to ABSA in 1993 was ineffective. On October 23, 1996, Ms. Batiz, who was a party to the trial court proceeding, filed a challenge to the judicial determination based on alleged violations of her constitutional rights and procedural and substantive errors in the trial court proceedings. If ABSA is ultimately required to transfer the subject land, which constitutes approximately 7.7% of the total agricultural land owned by ABSA. Mexican law gives ABSA limited indemnification rights against the State of Sinaloa and Ms. Batiz.

    On June 16, 2000, a lawsuit styled SANTA CRUZ EMPACADORA, S. DE R.L. DE C.V., V. R.B. PACKING OF CALIFORNIA, INC. was filed in the United States District Court for the Southern District of California. R.B. Packing of California, Inc., a subsidiary of Bionova Holding, had been the United States distributor of fresh produce sold by the plaintiff. The plaintiff alleges that R.B. Packing of California, Inc. sold Santa Cruz produce to related companies at below market prices and thereby engaged in unfair conduct, fraud and breach of statutory and fiduciary duties. The plaintiff seeks an unspecified amount of compensatory and punitive damages. R.B. Packing of California, Inc. denies any wrongdoing or liability in this matter and intends to vigorously contest this lawsuit.

    On December 30, 1998, Bionova Holding, through its subsidiary, VPP, acquired Monsanto Company's strawberry development program. The program included breeding assets and exclusive rights to certain of Monsanto's genetic and gene technology for berry development, and a non-exclusive right to future Monsanto berry technology, including strawberries, cranberries, raspberries, blackberries, boysenberries, and blueberries. In January, 1999, VPP paid Monsanto
$5.0 million for those assets. The purchase contract stipulated that if Monsanto was able to satisfy certain conditions to grant certain additional licenses, VPP would be obligated to make payments of an additional $7.0 million. In 2000 VPP paid Monsanto an additional $3.0 million when Monsanto was able to grant one of these licenses. If Monsanto is able to fulfill the conditions to grant the additional licenses, then VPP would be obligated to make additional payments in an amount as great as $4.0 million in the future. The granting of these additional licenses is contingent on the conclusion of a lawsuit in which Monsanto is involved. The Company does not believe this case is likely to be decided for at least two to three years, and it is not possible to predict with any certainty whether Monsanto will win or lose the case.

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

    The aggregate future minimum lease obligations under capital and operating leases are as follows:

FOR THE YEAR ENDING DECEMBER 31,                        (THOUSANDS OF U.S. DOLLARS)
--------------------------------                        ----------------------------
2002..................................................             $1,024
2003..................................................                810
2004..................................................                404
                                                                   ------
Total future minimum lease payments...................             $2,238
                                                                   ======

    Rent expense incurred under the non-cancelable operating leases totaled $0.822 million, $0.892 million, and $0.392 million during the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 20--INFORMATION ON SEGMENTS AND OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS

    For operating and financial reporting purposes, the Company historically has classified its business into three fundamental areas: (1) FARMING, which consists principally of interests in Company-owned fresh produce production facilities and joint ventures or contract growing arrangements with other growers; (2) DISTRIBUTION, consisting principally of interests in sales and distribution companies in Mexico, the United States and Canada; and
(3) RESEARCH AND DEVELOPMENT (OR TECHNOLOGY), consisting of business units focused on the development of fruits and vegetables and/or intellectual properties associated with these development efforts. The Farming and Distribution segments are referred to together as the Fresh Produce Business.

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

                                                               (THOUSANDS OF U.S. DOLLARS)
                                                    --------------------------------------------------
                                                                               RESEARCH      TOTAL OF
                                                                                  AND       REPORTABLE
                                                    FARMING    DISTRIBUTION   DEVELOPMENT    SEGMENTS
                                                    --------   ------------   -----------   ----------
2001
Revenues from unaffiliated customers..............  $  6,372     $198,099       $  3,129     $207,600
Inter-segment revenues............................    51,135           --             --       51,135
                                                    --------     --------       --------     --------
Total revenues....................................    57,507      198,099          3,129      258,735
Operating loss....................................   (13,436)      (5,943)       (23,371)     (42,750)
Depreciation and amortization.....................     4,288        1,042          2,207        7,537
Impairment of goodwill and intangible assets......     8,624        5,704         15,625       29,953
Identifiable assets (1)...........................    71,886       37,200         15,405      124,491
Acquisition of long-lived assets..................     3,640        1,701             96        5,437

2000
Revenues from unaffiliated customers..............  $    187     $222,602       $  3,467     $226,256
Inter-segment revenues............................    41,186           --             --       41,186
                                                    --------     --------       --------     --------
Total revenues....................................    41,373      222,602          3,467      267,442
Operating loss....................................   (12,706)      (2,141)        (7,056)     (21,903)
Depreciation and amortization.....................     4,916        1,165          2,240        8,321
Identifiable assets (1)...........................    85,049       41,468         35,701      162,218
Acquisition of long-lived assets..................     6,757          629          3,539       10,925

1999
Revenues from unaffiliated customers..............  $    681     $236,146       $  5,532     $242,359
Inter-segment revenues............................    58,288           --             --       58,288
                                                    --------     --------       --------     --------
Total revenues....................................    58,969      236,146          5,532      300,647
Operating loss....................................   (16,771)      (1,723)        (5,702)     (24,196)
Depreciation and amortization.....................     4,826        1,119          2,180        8,125
Identifiable assets (1)...........................    70,714       55,237         43,253      169,204
Acquisition of long-lived assets..................     4,176        2,353            266        6,795

------------------------

1. Identifiable assets for segments are defined as total assets less cash in banks, deferred income taxes and investment in shares.

    Reconciliation of the segments to total consolidated amounts is set forth below:

                                                               (THOUSANDS OF U.S. DOLLARS)
                                                                2001       2000       1999
                                                              --------   --------   --------
Revenues
Revenues from unaffiliated customers........................  $258,735   $267,442   $300,647
Inter-segment revenues......................................   (51,135)   (41,186)   (58,288)
                                                              --------   --------   --------
Total revenues..............................................   207,600    226,256    242,359
                                                              ========   ========   ========

Income before taxes
Total operating loss from reportable segments...............   (42,750)  $(21,903)  $(24,196)
Total operating loss from Bionova Holding Corporation (1)...    (3,482)    (4,168)    (2,882)
Interest, net...............................................    (7,778)   (15,371)   (14,183)
Exchange gain (loss), net...................................      (536)       381        905
Shareholder litigation expense..............................    (1,300)        --         --
Other non-operating (expense) income, net...................       385       (187)        --
Extraordinary gain due to interest reversal.................        --      9,852         --
Extraordinary loss on retirement of floating rate notes.....        --     (1,917)        --
                                                              --------   --------   --------
Consolidated loss before taxes..............................   (55,461)   (33,313)   (40,356)
                                                              --------   --------   --------

Assets
Total segment identifiable assets...........................  $124,491   $162,218   $169,204
Unallocated and corporate assets (2)........................     2,841      5,296     17,265
Eliminations (3)............................................   (30,493)   (12,207)   (24,516)
                                                              --------   --------   --------
Consolidated assets.........................................  $ 96,839   $155,307   $161,953
                                                              ========   ========   ========

NOTES:

1. Certain expenses, such as shareholder litigation, investor relations, and Board and professional fees have not been allocated to the segments. Management determined that these types of expenses have not been associated with, nor did the results of these activities benefit the operating segments.

2. Includes Bionova Holding's and segments' cash in banks, deferred income taxes and other corporate assets.

3.  Consists principally of inter-segment intercompany balances.

    Revenue from external customers by product / service category is set forth below:

                                                                (THOUSANDS OF U.S. DOLLARS)
                                                                                RESEARCH      TOTAL OF
                                                                                   AND       REPORTABLE
                                                     FARMING    DISTRIBUTION   DEVELOPMENT    SEGMENTS
                                                     --------   ------------   -----------   ----------
2001
Core vegetables (1)................................   $2,981      $ 88,999                    $ 91,980
Fruits and other fresh produce (2).................    3,391       109,100        $  571       113,062
Contracted R&D revenue.............................                                2,130         2,130
Licensed technology and royalties..................                                  428           428

2000
Core vegetables (1)................................               $118,078                    $118,078
Fruits and other fresh produce (2).................   $  187       104,524                     104,711
Contracted R&D revenue.............................                               $2,405         2,405
Licensed technology and royalties..................                                1,062         1,062

1999
Core vegetables (1)................................               $121,823                    $121,823
Fruits and other fresh produce (2).................   $  681       114,323        $  172       115,176
Contracted R&D revenue.............................                                4,793         4,793
Licensed technology and royalties..................                                  567           567

NOTES:

1.  Core vegetables include tomatoes, bell peppers and cucumbers.

2. Fruits and other fresh produce include papayas, mangoes, grapes, melons, watermelons and others.

    Information about the Company's operations by geographic area is summarized below:

                                                               (THOUSANDS OF U.S. DOLLARS)
                                                       MEXICO      U.S.      CANADA    CONSOLIDATED
                                                      --------   --------   --------   ------------
2001
Total revenues......................................  $85,138    $ 79,286   $43,176      $207,600
Identifiable long-lived assets......................   32,269       8,190       576        41,035

2000
Total revenues......................................  $99,458    $ 88,978   $37,820      $226,256
Identifiable long-lived assets......................   45,201      33,484       637        79,322

1999
Total revenues......................................  $90,014    $116,176   $36,169      $242,359
Identifiable long-lived assets......................   46,504      35,083       376        81,963

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

    Certain background information regarding the current directors and executive officers is set forth below. Each director's and officer's term of office will expire on the date of the Company's annual meeting of stockholders for the year 2002. Several of the directors have had associations with companies affiliated with the Company. Brief descriptions of these affiliated companies are as follows:

    Pulsar Internacional, S.A. de C.V. ("Pulsar") is a diversified Mexican holding company with interests in the agriculture, construction, real estate, financial services, health care and other industries.

    Savia, S.A. de C.V. ("Savia") is a diversified Mexican holding company with interests in the agriculture, construction, and real estate industries.

    Seminis, Inc. ("Seminis") is the largest developer, producer and marketer of vegetable seeds in the world. Seminis is a majority-owned subsidiary of Savia.

Evelyn Berezin--Ms. Berezin (age 76) has been a venture capital consultant since 1987 and was President of Greenhouse Management Corporation, the general partner of a venture capital firm, from 1981 until 1987. Ms. Berezin is a director of Intelli-Check, Inc. and served as a director of CIGNA Corp. until 1995.
Ms. Berezin has served as a director of the Company since 1996.

Dr. Peter Davis--Dr. Davis (age 57) is the President and Chief Executive Officer of DNAP and VPP Corporation, Bionova Holding's subsidiaries in the technology business. Dr. Davis has served since 1995 as a director of Seminis. Dr. Davis has served as an advisor to many companies affiliated with Pulsar since 1981. Dr. Davis was previously a professor at the Wharton School, where he also served as Director of the Wharton Applied Research Center and Director of Executive Education. Dr. Davis is a director of Kosan Biosciences, Inc. and has served as a director of the Company since 1996.

Bernardo Jimenez--Mr. Jimenez (age 48) became the Chief Executive Officer of the Company in October 1997. He has also been the Chief Financial Officer of Savia since April 2000. From 1993 to 1996, he served as the head of the Industrial Banking Division at the Vector Group, a financial services company in Mexico which is affiliated with Savia, and the Vice President of New Business Development for Pulsar. He is a director of both Savia and Seminis and he has served as a director of the Company since 1996.

Dr. Gerald Laubach--Dr. Laubach (age 76) was the President of Pfizer, Inc., a pharmaceutical company, from 1972 to 1991. He served as a director of CIGNA Corp. and Millipore Corp. until 1996. Dr. Laubach has served as a director of the Company since 1996.

Dr. Eli Shlifer--Dr. Shlifer (age 70) has been a director of Seminis since January 1997. Dr. Shlifer has been a member of the executive committee of Pulsar since 1989 and has served as an advisor to many companies affiliated with Pulsar for more than ten years. Dr. Shlifer has served as a director of the Company since 1999.

Fidel Hoyos--Mr. Hoyos (age 45) was appointed President of the Company's Fresh Produce Business on June 1, 2001. Mr. Hoyos first joined the Company in
March 2000 as ABSA's Executive Vice President for Farming Operations. Prior to joining the Company Mr. Hoyos served as an Executive Vice-President for Cigarrera La Moderna, S.A. de C.V.

Gabriel Montemayor--Mr. Montemayor (age 36) was appointed Chief Financial Officer of Bionova Holding on January 15, 2002. From April 2000, he served as Chief Financial Officer of the Company's Fresh Produce Business. Mr. Montemayor first joined the Company in 1997 as Financial Information Manager.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and officers of the Company, and persons who beneficially own more than 10 percent of the Company's Common Stock, par value $0.01 per share ("Common Stock"), to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock. Directors, officers and more than 10 percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to its directors, officers and more than 10 percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth certain information with respect to annual and long-term compensation paid or awarded to the Company's current chief executive officer and of the other executive officers of the Company (together, the "Named Executive Officers") for or with respect to the fiscal years ended December 31, 2001, 2000, and 1999.

                                                         ANNUAL COMPENSATION             COMPENSATION AWARDS       OTHER
                                                 -----------------------------------   -----------------------   ---------
                                                                                       RESTRICTED   SECURITIES
                                                   BASE                OTHER ANNUAL      STOCK      UNDERLYING   ALL OTHER
NAME AND                                          SALARY     BONUS     COMPENSATION      AWARDS      OPTIONS       COMP
PRINCIPAL POSITION                      YEAR       ($)        ($)           ($)           ($)          (#)          ($)
------------------                    --------   --------   --------   -------------   ----------   ----------   ---------
Bernardo Jimenez, ..................    2001     120,000(1)      --            --             --           --         --
Chief Executive Officer                 2000            (1)      --            --             --           --         --
                                        1999     469,940         --         9,280(6)          --           --         --

Jorge Fenyvesi, ....................    2001     100,800(2)      --        93,400(5)          --           --         --
Executive Vice President                2000     283,450         --       151,255(5)          --           --         --
                                        1999     280,000    107,100       182,670(5)          --           --         --

Arthur H. Finnel, ..................    2001     385,330(3)      --        12,115(6)          --           --      4,795(7)
Treasurer and Chief Financial           2000     348,150(3)      --        12,225(6)          --           --      4,570(7)
  Officer                               1999     325,400     26,230        12,890(6)          --           --      4,570(7)

Omar Diaz, .........................    2001     191,295(4)      --         4,455(6)          --           --      1,675(7)
Executive Vice President                2000     287,860         --        12,175(6)          --           --      2,125(7)
                                        1999     284,595     76,115        20,745(6)          --           --      4,150(7)

Peter Davis, .......................    2001     200,000(2)      --            --             --           --         --
President of Technology

Fidel Hoyos, .......................    2001     418,935(4)      --        12,680(6)          --           --         --
President of Fresh Produce Business

(1) Mr. Jimenez's compensation was charged at a flat rate of $10,000 per month, which was part of an administrative services fee charged by subsidiaries of Savia to Bionova Holding for services performed in 2001. In 2000,
    Mr. Jimenez's compensation was charged to Bionova Holding from January through April of 2000 only. Thereafter in 2000, Mr. Jimenez received no compensation for his services as Chief Executive of Bionova Holding.

(2) Mr. Fenyvesi left his position with the company on May 4, 2001. Dr. Davis assumed Mr. Fenyvesi's responsibilities as President of the Technology Business on May 7, 2001.

(3) The base salary changes for Mr. Finnel represent for the most part the combination of Mexican inflation adjustments and the relative stability of the Mexican peso from 1999 through 2001.

(4) Mr. Diaz retired from the company on May 31, 2001. Mr. Hoyos assumed Mr. Diaz's responsibilities as President of the Fresh Produce Business on June 1, 2001.

(5) Includes $42,800, $93,250, and $87,510, in Federal and state income taxes paid on behalf of Mr. Fenyvesi with respect to certain benefits he received in 2001, 2000, and 1999, respectively. Includes certain expatriate bonuses and education allowances in 2001, 2000, and 1999 amounting to $40,000, $50,000, and $50,000, respectively.

(6) Represents certain vacation and other allowances paid on behalf of the employees.

(7) Represents contributions made by DNAP to its 401(k) Retirement and Savings Plan.

OPTION GRANTS IN 2001

    No options were granted to any executive officer during the fiscal year ended December 31, 2001.

         AGGREGATED OPTION EXERCISES IN 2001 AND YEAR-END OPTION VALUES

                                                          NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                SHARES                   UNDERLYING UNEXERCISED             IN-THE-MONEY
                               ACQUIRED      VALUE       OPTIONS AT YEAR-END (#)       OPTIONS AT YEAR-END ($)
                              ON EXERCISE   REALIZED   ---------------------------   ---------------------------
NAME                              (#)         ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                          -----------   --------   -----------   -------------   -----------   -------------
Bernardo Jimenez............       0           0        51,900         51,900             0              0
Jorge Fenyvesi..............       0           0           0             0                0              0
Arthur H. Finnel............       0           0        18,950         18,950             0              0
Omar Diaz...................       0           0           0             0                0              0
Peter Davis.................       0           0           0             0                0              0
Fidel Hoyos.................       0           0           0             0                0              0

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of the Compensation Committee are Evelyn Berezin and Dr. Gerald Laubach, both of whom are non-employee directors.

COMPENSATION OF DIRECTORS

    Directors who are not officers of the Company or any of its affiliates are entitled to receive an annual retainer of $6,000, a fee of $1,000 for each Board meeting attended and a fee of $500 for each committee or telephone meeting in which the director participates. The directors elected to defer the cash compensation to which they were entitled for 2000 and 2001. The Company also reimburses directors for travel, lodging and related expenses they incur in attending Board and committee meetings.

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

    The Committee previously had determined that it would collect and analyze survey data of a competitive peer group of companies at least every two years. The last survey was completed in 2000, and the Committee reviewed all of the compensation arrangements of its group of executive officers. The Committee determined from that review, the specifics of which are clarified below, that the compensation of these individuals was somewhat higher than the mid-point of the competitive set, but consistent with the Company's needs at that point in its development to attract and retain individuals with the capabilities to drive the Company forward in this very rapidly changing and complex business environment. Because of the changing circumstances of the Company during the past year, the present financial circumstances of the business, and the time and expense required to complete a survey of this type, the Committee chose to delay its 2002 survey until the business strategy is better clarified. The Committee currently expects to undertake this survey before the end of 2002.

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

    LONG-TERM INCENTIVES. The "1998 Long-Term Incentive Plan" that was recommended by the Committee and approved by shareholders provides equity-based incentive awards designed to attract and retain executives who can make significant contributions to the Company's success, reward executives for such significant contributions, and give executives a longer-term incentive to increase shareholder value. Pursuant to this plan, the Committee has the authority to grant a variety of long-term incentive awards based on the Common Stock of the Company, including stock options (both incentive options and non-qualified options), stock appreciation rights, restricted stock, dividend equivalents, and other types of incentive awards. Under the plan, the Committee has full authority to determine the provisions associated with the awards and administer the plan. The first grants under this Plan were made in April, 1999. Employees who received the grants included all officers of the Company, certain senior sales and administrative employees in the fresh produce segment of the business, and certain of the administrative employees and scientists in DNA Plant Technology Corporation ("DNAP"). These grants were determined based on a survey and analysis of the competition and the market in an effort to achieve a level above the median. Approximately 400,000 options were awarded in this first year. No options were granted in 2000 or 2001.

    OTHER COMPENSATION. The Company provides executives, officers and management with health, retirement and other benefits under plans generally available to the Company's employees. Mr. Fenyvesi also received certain educational and expatriate payments consistent with arrangements he had with his prior employer.

    COMPENSATION OF CHIEF EXECUTIVE OFFICER. Mr. Jimenez became the Chief Executive Officer of the Company on October 1, 1997. His compensation is a carryover of his arrangement as Chief Operating Officer of the agrobiotechnology division of Savia. Mr. Jimenez received no bonus in 2000 and 2001 due to the poor financial performance of the Company in 1999 and 2000, respectively. The Committee approves the compensation of the Chief Executive Officer of the Company on an annual basis.

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

                                                1996       1997       1998       1999       2000       2001
                                              --------   --------   --------   --------   --------   --------
Bionova Holding Corporation.................   100.00     138.84     100.00      42.86      42.86       9.71
Peer Group Index............................   100.00     125.84      85.34      46.03      36.13      61.01
S&P Index...................................   100.00     133.36     171.47     207.56     188.66     166.24

1 The Peer Group is made up of the following companies: Chiquita Brands International, Inc., Cyanotech Corp., Dole Food Company, Inc., Fresh Del Monte Produce and Northland Cranberries A. Total return calculations were weighted according to each company's market capitalization.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The table below sets forth as of March 23, 2002, the shares of Common Stock beneficially owned by each director, each of the Named Executive Officers, and by all directors and executive officers as a group.

                                                                   AMOUNT AND NATURE OF
                                                                  BENEFICIAL OWNERSHIP OF
                                   POSITION IN THE COMPANY OR       COMMON STOCK AS OF      PERCENT OF
NAME                                   OTHER OFFICES HELD             MARCH 23, 2002          CLASS
----                             -------------------------------  -----------------------   ----------
Bernardo Jimenez...............  Chief Executive Officer and               77,850(1)             *
                                 Director

Arthur H. Finnel...............  Executive Vice President,                 28,425(1)             *
                                 Treasurer and Chief Financial
                                 Officer

Omar Diaz......................  Executive Vice President                       0                *

Fidel Hoyos....................  President of Fresh Produce                     0                *
                                 Business

Evelyn Berezin.................  Director                                   8,026(1)(2)          *

Dr. Peter Davis................  Director                                       0                *

Dr. Gerald D. Laubach..........  Director                                   2,400(1)             *

Dr. Eli Shlifer................  Director                                       0                *

All directors and executive                                               116,701(3)             *
  officers of the Company as a
  group (consisting of 8
  persons).....................

------------------------

*   Represents less than 1% of Common Stock outstanding on March 23, 2002.

(1) Includes options to purchase shares of Common Stock that are currently exercisable or that will be exercisable within sixty days as follows:
    Mr. Jimenez--77,850 shares; Mr. Finnel--28,425 shares; Ms. Berezin--2,400 shares; and Dr. Laubach--2,400 shares.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

    The following table sets forth as of March 23, 2002, information with respect to the only person who was known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, which is the Company's only class of voting securities.

NAME AND ADDRESS                                       NUMBER OF SHARES    PERCENT
OF BENEFICIAL OWNER                                   BENEFICIALLY OWNED   OF CLASS
-------------------                                   ------------------   --------
Ag-Biotech Capital, LLC (1)
  6701 San Pablo Avenue
  Oakland, California 94608.........................      18,076,839         77.0%

------------------------

(1) Ag-Biotech Capital, LLC, a Delaware limited liability company, is a wholly-owned subsidiary of Savia, S.A. de C.V. ("Savia"), a corporation organized under the laws of the United Mexican States.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

INDEBTEDNESS TO SAVIA UNDER THE APRIL 2000 FUNDING AGREEMENT

    On March 22, 1999, Bionova Holding issued $100 million of Senior Guaranteed Floating Rate Notes due 2002. Bionova Holding's obligations under these notes were guaranteed by Savia, and Bionova Holding was charged a service fee of 1% by Savia relating to its guarantee on these notes. On April 13, 2000 the entire amount of the $100 million of Senior Guaranteed Floating Rate Notes was retired. Financing for this early retirement of the notes was provided by Savia pursuant to a Funding Agreement. Savia agreed to provide this $100 million of financing in the form of advances on terms no less favorable than the terms of the Floating Rate Notes. Savia also agreed that Bionova Holding could defer all interest payments until the final maturity date of March 23, 2002, and that Bionova Holding would not be required to maintain any funds in an interest reserve account. Pursuant to the Purchase Agreement described below, on December 29, 2000 $52.0 million of the advances from Savia, together with certain other indebtedness to Savia, was capitalized and the balance of $48 million remained as an advance towards the sale of the fresh produce business to Savia. On March 21, 2002, Bionova Holding and Savia agreed to extend the maturity date to December 31, 2002.

THE PURCHASE AGREEMENT AND THE CASH SUPPORT AGREEMENT

    On December 28, 2000 Bionova Holding and Savia, the indirect owner of 77% of Bionova Holding's outstanding common stock, entered into two agreements which were intended to substantially change the business and financial structure of the Company. Among other things, the agreements contemplated the capitalization of certain amounts owed to Savia and the transfer of the Company's fresh produce business to Savia in exchange for all remaining debt to Savia. The capitalization was completed in December 2000. However, the Company's management has been reconsidering the sale of the fresh produce business to Savia and that transaction has not yet been completed.

    The Purchase Agreement ("Purchase Agreement"), to which Savia's subsidiary Ag-Biotech Capital, LLC is also a party, contains four major components. First, Bionova Holding agreed to sell its fresh produce farming and distribution business (including all of the debt and liabilities of the fresh produce business) to Savia for $48 million. In acquiring the fresh produce business Savia would purchase 100% of the shares held by Bionova Holding in ABSA and IPHC. The purchase price for the fresh produce business was to be paid by the application of $48 million of advances previously made by Savia to Bionova Holding. As of September 30, 2001, both Bionova Holding and Savia had the option to terminate the Purchase Agreement, but neither party has yet elected to take this action.

    Second, on December 29, 2000 Bionova Holding issued 200 shares of convertible preferred stock to Bionova International, Inc. for $63.7 million, which was paid through the application of all of the remaining outstanding advances previously made by Savia to Bionova Holding (other than the $48 million which was to be applied to the sale of the fresh produce business). The 200 shares of preferred stock are convertible into 23,156,116 shares of common stock (a conversion ratio based on $2.75 per share) at any time after adoption and filing by the Company of a charter amendment increasing the authorized number of shares of Common Stock to at least 70,000,000. The Company will not receive any additional consideration upon the conversion of the preferred stock.

    Third, Savia committed to enter into sublicense agreements whereby it or its affiliates would license to Bionova Holding certain technology rights that are important for Bionova Holding to move forward in its business. Bionova Holding will be able to utilize these rights for research purposes without cost. Upon commercialization of products utilizing these technology rights the Company will be obligated to pay royalties to Savia and/or the owner of the technology. These licenses were granted during 2001. Fourth, the Purchase Agreement provides that in lieu of the rights offering previously contemplated by the 1998 Stock Purchase Agreement between Bionova International and Bionova Holding, Bionova Holding will issue to each of its stockholders rights to purchase two shares of

Bionova Holding common stock for each share they own as of the date the registration statement relating to the rights offering is declared effective or such other record date as may be set by Bionova Holding's Board of Directors. The exercise price for the rights will be $2.50 per share. The rights will expire 60 days after issuance or at such other time as Savia and Bionova Holding's Special Committee of Independent Directors may agree. Each of Savia and Ag-Biotech Capital, LLC has agreed to surrender all of the rights it receives to Bionova Holding without exercising them. The Purchase Agreement does not specify a deadline for effecting the rights offering. Due to the current and historical market prices, management has deferred the rights offering until other strategic decisions regarding the technology business and the fresh produce business have been made

    On December 28, 2000, Bionova Holding and Savia also entered into a Cash Support Agreement for 2001. This agreement provided that, during 2001, Savia would advance funds to Bionova Holding as requested to finance Bionova Holding's technology business. During 2001, Savia advanced $7.5 million under this agreement. These advances will become due and payable to Savia on December 31, 2002 if they have not been applied to the purchase of additional shares of stock before that date. These advances are to be applied to the purchase by Savia of (i.e., exchanged for) additional common shares when the sale of the fresh produce business is closed. The purchase price to be paid by Savia for the additional shares under this Cash Support Agreement will be $2.50 per share, subject to certain adjustments if the market price exceeds $2.50. If the sale of the fresh produce business is completed pursuant to the Purchase Agreement, and the preferred stock is converted to common stock as described above, then the capitalization of the amounts advanced under the Cash Support Agreement will increase Savia's beneficial interest in Bionova Holding to 89.1%.

OTHER TRANSACTIONS WITH SAVIA AND ITS AFFILIATES

RESEARCH AGREEMENT

    DNAP and Seminis Vegetable Seeds, Inc. ("SVSI"), a subsidiary of Savia, entered into a Long-Term Research Agreement effective January 1, 1997, which provides that Seminis and DNAP will agree on research projects to be conducted by DNAP for Seminis which will result in payments to DNAP of $25 million over a ten-year period, with minimum funding (subject to carry forwards) of $7.5 million in any three-year period. Unless otherwise agreed by the parties, payments of at least $0.625 million in respect of Seminis's obligation to fund research projects are to be paid to DNAP at the beginning of each calendar quarter during the term of the Long Term Funded Research Agreement. During 2001, SVSI paid DNAP $1.8 million with respect to work under this agreement. During 2001, Seminis reduced the amount of research payments it would make to DNAP to a rate of $1.4 million per year. As a provision of the Purchase Agreement between Savia and Bionova Holding, the research agreement between DNAP and Seminis will be terminated no later than the closing of the sale of the fresh produce business.

FINANCING ARRANGEMENTS

    At December 31, 2001, Savia guaranteed $10.1 million of Bionova Holding's short-term bank loans, including amounts due to banks under various lines of credit facilities. All of these short-term loans are associated with the Company's fresh produce business. ABSA has pledged certain of its real estate assets to Savia to secure repayment to Savia of any amounts it may be required to pay under the guarantee. Savia charged Bionova Holding a service fee of 1.5% relating to its guarantee on these notes. During 2001, Bionova Holding incurred expense of $0.192 million under these guarantee arrangements.

    At December 31, 2001 ABSA was indebted to Savia in a total amount of $19.1 million. This debt currently is accruing interest at a rate of approximately 9.0% per annum.

    At December 31, 2001 Bionova Holding was indebted to Savia in an amount of $62.9 million. This debt currently is accruing interest at a rate of 12.25%.

    At December 31, 2001 DNAP was indebted to Savia for $1.3 million due to Savia's agreement to settle the Grace Brothers lawsuit on behalf of DNAP.

    At December 31, 2001, other subsidiary companies of Bionova Holding associated with the fresh produce business had related party advances from Savia and its subsidiaries in a total amount of $6.0 million.

SERVICES AGREEMENT

    On July 1, 1996, Bionova Holding and Bionova, S.A. de C.V. ("Bionova Mexico") entered into an Administrative Services Agreement. This agreement provided that Bionova Mexico will render certain administrative and clerical services to Bionova Holding and its subsidiaries in return for payment equivalent to the compensation, benefits, and other overhead attributable to the employees of Bionova Mexico performing these services, all of which will be performed in Mexico. This agreement was terminated on August 31, 2001. In 2001, the amount billed by Bionova Mexico under this agreement was $0.743 million, all of which was billed to the fresh produce business.

    An Administrative Services Agreement between Comercializadora Premier, S.A. de C.V. ("Premier Mexico"), a wholly-owned subsidiary of ABSA, and Savia was entered into on September 1, 2001. This agreement provides that Savia will render certain administrative and clerical services to Premier Mexico (and other Bionova Holding subsidiaries) in return for payment equivalent to the compensation, benefits, and other overhead attributable to the employees of Savia performing these services, all of which will be performed in Mexico. The term of this agreement will continue until either Premier Mexico or Savia elects to terminate the agreement. Amounts billed in 2001 by Savia under this agreement were $0.252 million. As of December 31, 2001, the Company had a payable to Savia outstanding of $0.252 million on this agreement. The outstanding balances bear interest at variable rates comparable to those prevailing in the marketplace.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this report:

       (1) Financial Statements included in Item 8 herein:

               Report of Independent Accountants
               Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Operations and Comprehensive Income and Loss for the years ended December 31, 2001, 2000 and 1999 Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999
               Consolidated Statements of Cash Flows for years ended
               December 31, 2001, 2000 and 1999
               Notes to Consolidated Financial Statements

       (2) Financial Statement Schedules required to be filed by Item 8 of Form 10-K or by paragraph (d):

               Schedule II: Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2001

       (3) Exhibits:

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

10.7**                  Long-Term Funded Research Agreement dated as of January 1,
                        1997, between Seminis Vegetable Seeds, Inc. and DNAP.

10.8**                  Amendment to Governance Agreement dated as of January 14,
                        1999, between Savia and the Company.
10.9                    DNAP Holding Corporation 1998 Long-Term Incentive Plan
                        (filed as an exhibit to the Company's proxy statement for
                        the annual meeting of stockholders held on May 28, 1998 and incorporated herein by reference).

10.10*** Purchase Agreement dated as of December 28, 2000 by and among BHC, Savia, S.A. de C.V. and Bionova
                        International, Inc.

10.11***                Cash Support Agreement dated as of December 28, 2000 by and between BHC and Savia, S.A. de C.V.

10.12***                Funding Agreement dated as of April 12, 2000 by and between
                        BHC and Savia, S.A. de C.V.

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

                                                       BIONOVA HOLDING CORPORATION

Date: April 9, 2002

                                                       By:             /s/ BERNARDO JIMENEZ
                                                            -----------------------------------------
                                                                        Bernardo Jimenez,
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chief Executive Officer and
                /s/ BERNARDO JIMENEZ                     Chairman of the Board
     -------------------------------------------         (Principal Executive         April 9, 2002
                  Bernardo Jimenez                       Officer)

               /s/ GABRIEL MONTEMAYOR                  Chief Financial Officer
     -------------------------------------------         (Principal Financial and     April 9, 2002
                 Gabriel Montemayor                      Accounting Officer)

                 /s/ EVELYN BEREZIN
     -------------------------------------------       Director                       April 9, 2002
                   Evelyn Berezin

                   /s/ PETER DAVIS
     -------------------------------------------       Director                       April 9, 2002
                     Peter Davis

                 /s/ GERALD LAUBACH
     -------------------------------------------       Director                       April 9, 2002
                   Gerald Laubach

                   /s/ ELI SHLIFER
     -------------------------------------------       Director                       April 9, 2002
                     Eli Shlifer

          Schedule II: Valuation and Qualifying Accounts and Reserves
                  For the three years ended December 31, 2001
                           Thousands of U.S. Dollars

                                           ACCOUNTS         ADVANCES TO                          OTHER
                                          RECEIVABLE          GROWERS       INVENTORIES         ASSETS
                                       -----------------   -------------   -------------   -----------------
                                         ALLOWANCE FOR
                                       DOUBTFUL ACCOUNTS   ALLOWANCE FOR   ALLOWANCE FOR
                                           AND SALES         DOUBTFUL       SLOW MOVING      ALLOWANCE FOR
                                            RETURNS          ACCOUNTS        INVENTORY     DOUBTFUL ACCOUNTS
                                       -----------------   -------------   -------------   -----------------
Balance at December 31, 1998.........         1,158             2,475             140
  Provision..........................           861                             1,163            2,572
  Write-off..........................           (63)                              (34)
  Transfer of allowance..............         1,617            (1,617)
                                             ------            ------          ------            -----
Balance at December 31, 1999.........         3,573               858           1,269            2,572
  Provision..........................           301             5,021
  Write-off..........................                                          (1,047)            (770)
                                             ------            ------          ------            -----
Balance at December 31, 2000.........         3,874             5,879             222            1,802
  Provision..........................            44                                16            1,849
  Write-off..........................        (1,066)                              (50)
  Recovery...........................                            (993)
                                             ------            ------          ------            -----
Balance at December 31, 2001.........         2,852             4,886             188            3,651
                                             ======            ======          ======            =====

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

10.7**                  Long-Term Funded Research Agreement dated as of January 1,
                        1997, between Seminis Vegetable Seeds, Inc. and DNAP.

10.8**                  Amendment to Governance Agreement dated as of January 14,
                        1999, between Savia and the Company.

10.9                    DNAP Holding Corporation 1998 Long-Term Incentive Plan
                        (filed as an exhibit to the Company's proxy statement for
                        the annual meeting of stockholders held on May 28, 1998 and incorporated herein by reference).

10.10*** Purchase Agreement dated as of December 28, 2000 by and among BHC, Savia, S.A. de C.V. and Bionova International,
                        Inc.

10.11***                Cash Support Agreement dated as of December 28, 2000 by and between BHC and Savia, S.A. de C.V.

10.12***                Funding Agreement dated as of April 12, 2000 by and between
                        BHC and Savia, S.A. de C.V.

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