Form 10-Q
period 2002-03-31
BIONOVA HOLDING CORP
filed 2002-05-15
CIK 1020866

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the quarterly period ended March 31, 2002

                                       or

     / / Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from ______ to _______

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

     As of May 9, 2002, 23,480,408 shares of common stock, par value $0.01 per share, of Bionova Holding Corporation were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           BIONOVA HOLDING CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                            THOUSANDS OF U.S. DOLLARS


                                                                                               March 31,          December 31,
                                                                                                    2002                  2001
                                                                                          ---------------       ---------------
ASSETS
Current assets:
  Cash and cash equivalents.....................................................               $   3,697             $   2,463
  Accounts receivable, net......................................................                  18,936                19,739
  Advances to growers, net......................................................                   6,175                 8,999
  Inventories, net..............................................................                  14,944                12,797
  Assets held for sale (see Note 4).............................................                   4,245                 4,245
  Other current assets..........................................................                   1,130                 1,079
                                                                                             ------------          ------------
  Total current assets..........................................................                  49,127                49,322
Property, plant and equipment, net..............................................                  33,394                33,788
Patents and trademarks, net.....................................................                   2,875                 3,000
Other assets....................................................................                  10,287                10,729
                                                                                             ------------          ------------
Total assets....................................................................               $  95,683             $  96,839
                                                                                             ============          ============

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses.........................................               $  19,026             $  19,090
  Accounts due to related parties...............................................                  88,697                89,297
  Short-term bank loans.........................................................                   7,989                 9,389
  Current portion of long-term debt.............................................                     161                   161
                                                                                             ------------          ------------
   Total current liabilities....................................................                 115,873               117,937
Long-term debt with third parties...............................................                     522                   558
                                                                                             ------------          ------------
   Total liabilities............................................................                 116,395               118,495
                                                                                             ------------          ------------
Minority interest...............................................................                     255                   164
                                                                                             ------------          ------------
Contingencies (see Note 9)
Stockholders' deficit:
  Preferred stock, $0.01 par value, 5,000 shares authorized, 200 shares issued and outstanding at both March 31, 2002 and December 31, 2001,
   liquidation value of  $10,000 per share......................................                      --                    --
  Common stock, $0.01 par value, 50,000,000 shares authorized,
    23,480,408 and 23,588,031 shares issued and outstanding on March 31,
    2002 and December 31, 2001, respectively....................................                     236                   236
  Additional paid-in capital....................................................                 171,597               171,597
  Accumulated deficit...........................................................                (192,722)             (193,499)
  Accumulated other comprehensive income (loss).................................                     (78)                 (154)
                                                                                             ------------          ------------
  Total stockholders' deficit...................................................                 (20,967)              (21,820)
                                                                                             ------------          ------------
Total liabilities, minority interest, and stockholders' deficit.................               $  95,683             $  96,839
                                                                                             ============          ============

                 The accompanying notes are an integral part of
               these unaudited consolidated financial statements.

                           BIONOVA HOLDING CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
                        AND COMPREHENSIVE INCOME AND LOSS
                            THOUSANDS OF U.S. DOLLARS
                           (EXCEPT PER SHARE AMOUNTS)

                                                                                                      Three Months Ended
                                                                                                          March 31,
                                                                                             -----------------------------------
                                                                                                     2002                  2001
                                                                                             -------------         -------------
Total revenues..................................................................              $    46,449           $    66,243
                                                                                             ------------          ------------

Cost of sales....................................................................                  39,074                56,619
Selling and administrative expenses ............................................                    3,924                 4,696
Research and development expenses...............................................                      829                 1,636
Amortization of goodwill, patents and trademarks................................                      125                   920
                                                                                             ------------          ------------
                                                                                                   43,952                63,871
                                                                                             ------------          ------------

Operating profit................................................................                    2,497                 2,372
                                                                                             ------------          ------------

Interest expense................................................................                   (2,266)                 (995)
Interest income ................................................................                      322                   493
Exchange gain (loss), net.......................................................                      133                  (310)
Other non-operating income, net.................................................                      372                    68
                                                                                             ------------          ------------
                                                                                                   (1,439)                 (744)
                                                                                             ------------          ------------

Income before income taxes......................................................                    1,058                 1,628
Income tax expense..............................................................                      193                   427
                                                                                             ------------          ------------

Income before minority interest.................................................                      865                 1,201
Minority interest in net income of subsidiaries, net............................                      (88)                 (445)
                                                                                             ------------          ------------

Net income......................................................................                      777                   756

Other comprehensive income (expense) net of tax:
  Foreign currency translation adjustment.......................................                       76                  (125)
                                                                                             ------------          ------------

Comprehensive income............................................................              $       853           $       631
                                                                                             ============          ============

Basic earnings per common share.................................................              $      0.03           $      0.03
                                                                                             ============          ============
Diluted earnings per common share...............................................              $      0.02           $      0.02
                                                                                             ============          ============

Weighted average number of common shares outstanding............................               23,480,408            23,588,031
Weighted average number of common shares outstanding, assuming dilution.........               46,636,524            46,744,147

                 The accompanying notes are an integral part of
                these unaudited consolidated financial statements.

                           BIONOVA HOLDING CORPORATION
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                            THOUSANDS OF U.S. DOLLARS

                                                                                                    Three Months Ended
                                                                                                        March 31,
                                                                                            -------------------------------------
                                                                                                     2002                  2001
                                                                                            ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................................................              $       777           $       756
Adjustments to reconcile net income to net cash provided by operating activities:
  Minority interest.............................................................                       88                   445
  Depreciation..................................................................                      917                 1,091
  Amortization of goodwill, patents and trademarks..............................                      125                   913
  Loss on sale of assets........................................................                       --                 1,273
  Other non-cash items..........................................................                      518                  (125)
Net changes (exclusive of subsidiaries acquired or divested) in:
  Accounts receivable and advances to growers, net..............................                    3,630                (1,820)
  Inventories...................................................................                   (2,147)                1,450
  Other assets..................................................................                      (51)                  654
  Accounts payable and accrued expenses.........................................                     (464)               (1,094)
                                                                                            ---------------       ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES.......................................                    3,393                 3,543
                                                                                            ---------------       ---------------

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property, plant and equipment......................................                     (523)               (3,929)
Proceeds from sale of property, plant and equipment.............................                       --                   170
                                                                                            ---------------       ---------------
NET CASH USED IN INVESTING ACTIVITIES...........................................                     (523)               (3,759)
                                                                                            ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowing..............................................                   (1,400)               (4,467)
Net change in long-term borrowing...............................................                      (36)                1,028
Accounts due to related parties.................................................                     (200)                2,173
                                                                                            ---------------       ---------------

NET CASH USED IN FINANCING ACTIVITIES...........................................                   (1,636)               (1,266)
                                                                                            ---------------       ---------------

Net increase (decrease) in cash and cash equivalents............................                    1,234                (1,482)
Cash at beginning of period ....................................................                    2,463                 3,536
                                                                                            ---------------       ---------------
Cash at end of period...........................................................              $     3,697           $     2,054
                                                                                            ===============       ===============

                 The accompanying notes are an integral part of
               these unaudited consolidated financial statements.

                           BIONOVA HOLDING CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1 - BASIS OF PRESENTATION

     For operating and financial reporting purposes, Bionova Holding Corporation (together with its subsidiaries, unless the context requires otherwise, "Bionova Holding" or the "Company") historically has classified its business into three fundamental areas: (1) FARMING, which consists principally of interests in 100% Company-owned fresh produce production facilities and joint ventures or contract growing arrangements with other growers; (2) DISTRIBUTION, consisting principally of interests in sales and distribution companies in Mexico, the United States, and Canada; and (3) RESEARCH AND DEVELOPMENT (OR TECHNOLOGY), consisting of business units focused on the development of fruits and vegetables and intellectual properties associated with these development efforts.

     In management's opinion, the accompanying unaudited consolidated financial statements for Bionova Holding for the three month period ended March 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying unaudited consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto presented in its 2001 10-K for the fiscal year ended December 31, 2001. Footnotes which would substantially duplicate disclosures in the Company's audited consolidated financial statements for the fiscal year ended December 31, 2001 contained in the 2001 10-K report have been omitted. The interim consolidated financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending December 31, 2002.

GOING CONCERN

     The Company incurred a net loss of $56.6 million and an operating cash flow deficiency of $3.5 million for the year ended December 31, 2001. The Company also sustained significant operating losses and operating cash flow deficiencies from 1997 through 2001. At March 31, 2002 the Company had a negative working capital position of $66.7 million.

     Management has been and is continuing to address the Company's financial condition by postponing the sale of its fresh produce business and selling non-core assets of the fresh produce business. The Company also decided during the first week of May 2002 to close down its research and development operations to eliminate the ongoing expense involved in this segment of the business (see Note 8). The Company still must find a solution to the $88.7 million of debt plus additional interest accruing from March 31, 2002 that is due to Savia and its subsidiaries during 2002. There can be no assurance that these actions will result in sufficient working capital to significantly improve the Company's current financial position or its results of operations nor can there be any assurance the Company will be able to meet its obligations in 2002 nor secure or generate the funds to take it beyond the 2002 calendar year. This raises substantial doubt about the Company's ability to continue as a going concern.

     The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - NET INCOME PER COMMON SHARE

     The weighted average number of common shares outstanding during the three month periods ended March 31, 2002 and 2001 was 23,480,408 and 23,588,031, respectively. On a diluted basis, assuming Savia were to convert the 200 shares of preferred stock it currently holds into common, the weighted average number of common shares outstanding during the three month periods ended March 31, 2002 and 2001 would have been 46,636,524 and 46,744,147, respectively.

     The following table sets forth the potential shares of common stock that are not included in the diluted net income or loss per share attributable to common stockholders because to do so would be anti-dilutive for the periods indicated (in thousands):

                                                                                (Thousands of Shares)

                                                                                      March 31
                                                                           ----------------------------------
                                                                                 2002                2001
                                                                           ----------------------------------
Effect of dilutive securities:
    Convertible preferred stock outstanding.............                       23,156              23,156
    Stock options outstanding...........................                          216                 326

NOTE 3 - INVENTORIES

     Inventories were comprised of the following:

                                                                                      (Thousands of U.S. Dollars)

                                                                                     March 31,          December 31,
                                                                                          2002                  2001
                                                                                  --------------        ------------
Finished produce........................................                             $     527            $     844
Growing crops...........................................                                 6,453                5,691
Advances to suppliers...................................                                 1,331                  727
Spare parts and materials...............................                                 3,131                2,875
Merchandise in transit and other........................                                 3,692                2,848
                                                                                  --------------        -------------
                                                                                        15,134               12,985
Allowance for slow moving inventory.....................                                  (190)                (188)
                                                                                  --------------        -------------
                                                                                     $  14,944            $  12,797
                                                                                  ==============        =============

NOTE 4 - ASSETS HELD FOR SALE

     Assets held for sale were comprised of the following:

                                                                                      (Thousands of U.S. Dollars)

                                                                                     March 31,          December 31,
                                                                                          2002                  2001
                                                                                  --------------        ------------
Agricultural land in Sinaloa, Mexico................................                 $   3,255            $   3,255
Agricultural land in Guerrero, Mexico...............................                       825                  825
Land and greenhouse facilities in Brentwood, California.............                       165                  165
                                                                                  --------------        -------------
                                                                                     $   4,245            $   4,245
                                                                                  ==============        =============

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

     The Company conducted a comprehensive impairment review at the end of 2001. Based on the review significant impairment charges were recorded in the fourth quarter of 2001, which reduced the Company's goodwill to zero and the net value of its patents and trademarks to $3.0 million at December 31, 2001.

     Annual amortization expense on the Company's patents and trademarks is expected to be approximately $0.5 million in 2002. Pro forma net income and pro forma net income per share, excluding amortization, were the following:

                                                                        (Thousands of U.S. Dollars)

                                                                        March 31,         March 31,
                                                                          2002              2001
                                                                       ----------        ----------
Net income, as reported..............................................  $      777        $      756
Add back:  goodwill amortization.....................................          --               427
                                                                       ----------        ----------
Pro forma net income.................................................  $      777        $    1,183
                                                                       ==========        ==========
Basic net income per share, as reported..............................  $     0.03        $     0.03
Add back:  goodwill amortization per share...........................          --              0.02
                                                                       ----------        ----------
Pro forma basic net income per share.................................  $     0.03        $     0.05
                                                                       ==========        ==========
Diluted net income per share, as reported............................  $     0.02        $     0.02
Add back:  goodwill amortization per share...........................          --              0.01
                                                                       ----------        ----------
Pro forma diluted net income per share...............................  $     0.02        $     0.03
                                                                       ==========        ==========

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

     Information pertaining to the operations of these different business segments is set forth below. The Company evaluates performance based on several factors. The most significant financial measure used to evaluate business performance is business segment operating income. Inter-segment sales are accounted for at fair value as if the sales were to third parties. Segment information includes the allocation of corporate overhead to the various segments, as looked at from the point of view of the segment presidents. All acquired goodwill prior to December 31, 2001 was pushed down to the companies and segments that had made the acquisitions. At December 31, 2001 Bionova Holding determined its goodwill had become impaired and a charge was recorded to write off all of the goodwill of the Company as of that date.

                                                                    (Thousands of U.S. Dollars)

                                                                                             Research            Total of
                                                                                                  and          Reportable
                                                     Farming         Distribution         Development            Segments
                                            -----------------    -----------------    ----------------    ----------------
JANUARY 1 - MARCH 31, 2002
Revenues from unaffiliated customers....          $  4,463          $ 41,674            $    312            $  46,449
Inter-segment revenues..................            22,390                --                  --               22,390
                                                  ----------        ----------          ----------          -----------
Total revenues..........................            26,853            41,674                 312               68,839
                                                  ==========        ==========          ==========          ===========
Operating profit (loss).................             1,672             1,917                (503)               3,086
                                                  ==========        ==========          ==========          ===========
Depreciation and amortization                          772                90                 180                1,042
Identifiable assets (1).................            69,943            24,194              16,033              110,170
Acquisition of long-lived assets........               495                28                  --                  523

JANUARY 1 - MARCH 31, 2001
Revenues from unaffiliated customers...           $    406          $ 65,242            $    595            $  66,243
Inter-segment revenues..................            26,199                --                  --               26,199
                                                  ----------        ----------          ----------          -----------
Total revenues..........................            26,605            65,242                 595               92,442
                                                  ==========        ==========          ==========          ===========
Operating profit (loss).................             2,155             3,090              (1,987)               3,258
                                                  ==========        ==========          ==========          ===========
Depreciation and amortization                        1,151               228                 625                2,004
Identifiable assets (1).................            89,463            39,166              37,163              165,792
Acquisition of long-lived assets........             2,294             1,635                  --                3,929

(1.) Identifiable assets for segments are defined as total assets less cash in banks, deferred income taxes and investment in shares.

     Reconciliation of the segments to total consolidated amounts is set forth below:

                                                                                      (Thousands of U.S. Dollars)

                                                                                          JANUARY 1 - MARCH 31
                                                                                   ---------------------------------
                                                                                       2002                 2001
                                                                                   -------------       -------------
REVENUES
Revenues from unaffiliated customers.............................                    $   68,839          $   92,442
Inter-segment revenues...........................................                       (22,390)            (26,199)
                                                                                   -------------       -------------
Total revenues...................................................                    $   46,449          $   66,243
                                                                                   =============       =============

INCOME BEFORE TAXES
Total operating profit from reportable segments..................                    $    3,086          $    3,258
Total operating loss from Bionova Holding Corporation (1)........                          (589)               (886)
Interest, net....................................................                        (1,944)               (502)
Exchange gain (loss), net........................................                           133                (310)
Other non-operating (expense) income, net........................                           372                  68
                                                                                   -------------       -------------
Consolidated income before taxes.................................                    $    1,058          $    1,628
                                                                                   =============       =============

ASSETS
Total segment identifiable assets................................                    $  110,170          $  165,792
Unallocated and corporate assets (2).............................                         3,757               2,122
Eliminations (3).................................................                       (18,244)            (16,780)
                                                                                   -------------       -------------
Consolidated assets..............................................                    $   95,683          $  151,134
                                                                                   =============       =============

NOTES:
(1.) Certain expenses, such as shareholder litigation, investor relations, and Board and professional fees have not been allocated to the segments. Management determined that these types of expenses have not been associated with, nor did the results of these activities benefit the operating segments.
(2.) Includes Bionova Holding's and segments' cash in banks, deferred income taxes and other corporate assets.
(3.) Consists principally of inter-segment intercompany balances.

     Revenue from external customers by product/service category is set forth below:

                                                                       (Thousands of U.S. Dollars)

                                                                                           Research              Total of
                                                                                              and               Reportable
                                                     Farming         Distribution         Development            Segments
                                            -----------------    -----------------    ----------------    ----------------
JANUARY 1 - MARCH 31, 2002
Core vegetables (1).....................            $ 3,624           $ 28,584            $    --             $ 32,208
Fruits and other fresh produce (2)......                839             13,090                 --               13,929
Contracted R&D revenue..................                 --                 --                312                  312

JANUARY 1 - MARCH 31, 2001
Core vegetables (1).....................            $    --           $ 35,546            $    --             $ 35,546
Fruits and other fresh produce (2)......                406             29,696                 --               30,102
Contracted R&D revenue..................                 --                 --                595                  595

NOTES:
(1.) Core vegetables include tomatoes, bell peppers and cucumbers.
(2.) Fruits and other fresh produce include papayas, mangoes, grapes, melons, watermelons and others.

NOTE 8 - SUBSEQUENT EVENT: CLOSING OF RESEARCH AND DEVELOPMENT OPERATIONS

     On May 13, 2002 Bionova Holding announced it had begun closing down its research and development operations, including all of the activities carried out through its wholly owned DNAP and VPP subsidiary companies. The focus of DNAP's research during the past year had been the production of transgenic plants which provide improved disease resistance for fruit and vegetable crops. Concerns about public acceptance of transgenic products in these markets made producers reluctant to invest in the development of transgenic fruits and vegetables. Further, the agricultural industry has suffered from low prices for its products over the past few years, leading growers, food companies and other providers to delay new research and development investment. Despite an intensive search, these factors made it difficult for DNAP to develop new customers; and, with the absence of a customer base, DNAP was not able to obtain venture capital or other financing sufficient to continue operations. Accordingly, the research and development operations will be closed down during May and June, including the Oakland facility, and nearly all personnel will be laid off. DNAP will shift its focus to the licensing and sale of its intellectual property. It is expected the shutdown of operations will be complete by June 30, 2002.

     In conjunction with the closing of the Company's research and development operations, DNAP and Seminis Vegetable Seeds agreed to terminate their long-term funded research agreement, which was entered into in January 1997. Seminis made a cash payment as part of the termination agreement, and DNAP captured certain technology rights which bring value to its technology licensing activities.

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

     FASB 144 stipulates that if the decision is made to dispose of a long-lived asset after the balance sheet date but before issuance of the financial statements, it shall continue to be classified as held and used in the continuing operations of the business for those financial statements when issued. Accordingly, since the decision to close down the Company's research and development operations was taken after March 31, 2002, Research and Development was treated as a continuing operation for the three months ended March 31, 2002 and its assets were classified as held and used as of that same date.

     Revenues and losses of the Company's research and development operations for the quarter ended March 31, 2002 (in thousands of dollars) were as follows:

Revenues..............................................                $    312
Loss before provision for income taxes................                    (503)
Income tax expense....................................                      --
Net loss..............................................                    (503)

     Summary data relating to the assets and liabilities of the Company's research and development operations (in thousands of dollars) at March 31, 2002 is shown below.

Current assets........................................                $    487
Total assets..........................................                   4,048
Current liabilities...................................                   2,763
Total liabilities.....................................                   2,763
Net assets of Research and Development................                   1,285

NOTE 9 - LEGAL ACTIONS AND CONTINGENCIES

     The Company, DNAP, and former directors of DNAP are defendants in one remaining shareholder litigation styled GORDON K. AARON ET AL. V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. This action was filed in the U.S. federal district court for the Northern District of California action and stemmed from the 1996 merger of DNAP and the fresh produce business of Bionova Holding. A substantially identical class action lawsuit styled ROBERT KACZAK V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. was filed in the U.S. federal district court for the Northern District of California, and these two cases were then consolidated. This action was decided in favor of the Company, its affiliates, and directors at the trial court level. The plaintiffs appealed this judgment to the U.S. Court of Appeals for the Ninth Circuit, which heard arguments on the matter on February 12, 2002. Bionova Holding and DNAP deny any wrongdoing and liability in these matters and intend to vigorously contest these lawsuits.

     ABSA owns one hundred hectares (approximately 247 acres) of rural land in the State of Sinaloa, Mexico, which is the subject of a judicial proceeding pending in Mexico initiated by a group of campesinos. The petitioners asserted that a previous owner of the subject land, Miguel Angel Suarez, owned rural land in excess of the maximum that was then allowed by law and that therefore the land rightfully belonged to them. On September 25, 1996, the court upheld the petition and ordered the land turned over to the petitioners. The court also ruled that the transfer of the property to Olga Elena Batiz Esquer on June 2, 1990 was null and void, which would mean that the transfer of the land by Ms. Batiz to ABSA in 1993 was ineffective. On October 23, 1996, Ms. Batiz, who was a party to the trial court proceeding, filed a challenge to the judicial determination based on alleged violations of her constitutional rights and procedural and substantive errors in the trial court proceedings. If ABSA is ultimately required to transfer the subject land, which constitutes approximately 7.7% of the total agricultural land owned by ABSA, Mexican law gives ABSA limited indemnification rights against the State of Sinaloa and Ms. Batiz.

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

     On December 30, 1998, Bionova Holding, through its subsidiary, VPP, acquired Monsanto Company's strawberry development program. The original purchase price was $5.0 million. The purchase contract stipulated that if Monsanto was able to satisfy certain conditions to grant certain additional licenses, VPP would be obligated to make additional payments. In 2000 VPP paid Monsanto an additional $3.0 million when Monsanto was able to grant one of these licenses. If Monsanto is able to fulfill the conditions to grant the additional licenses, VPP would be obligated to make additional payments in an amount as great as $4.0 million in the future. The granting of these additional licenses is contingent on the resolution of a patent interference case involving Monsanto and several other companies. The Company does not believe this case is likely to be decided for at least two to three years, and it is not possible to predict with any certainty whether Monsanto will win or lose the case.

     Please see the Company's Form 10-K for the year ended December 31, 2001 that was filed on April 12, 2002 for further discussion on the Company's pending litigation and contingencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE COMPANY

     Bionova Holding Corporation, a Delaware corporation (together with its subsidiaries, unless the context requires otherwise, "Bionova Holding" or the "Company"), was formed in January 1996, and acts as a holding company for (i) Agrobionova, S.A. de C.V., a corporation organized under the laws of the United Mexican States, of which the Company owns 98.6% ("ABSA"), (ii) International Produce Holding Company, a Delaware corporation, of which the Company owns 100% ("IPHC"), (iii) DNA Plant Technology Corporation, a Delaware corporation, of which the Company owns 100% ("DNAP"), and (iv)

VPP Corporation, a Delaware corporation, of which the Company owns 100% ("VPP"). Since October 6, 1998, approximately 77% of the outstanding common stock of the Company has been indirectly owned by Savia, S.A. de C.V.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

     Consolidated total revenues declined to $46.4 million for the quarter ended March 31, 2002 from $66.2 million in the same quarter of 2001, consolidated gross profit (sales less cost of sales) declined to $7.4 million for the quarter ended March 31, 2002 from $9.6 million in the same quarter of 2001, and the Company's consolidated operating profit increased to $2.5 million for the quarter ended March 31, 2002 from $2.4 million in the same quarter of 2001.

     FARMING segment revenues, the majority of which are eliminated in consolidation, increased from $26.6 million in the first quarter of 2001 to $26.9 million in the first quarter of 2002. Production volumes increased by more than 15% from the first quarter of 2001 to the first quarter of 2002, but average selling prices for the Company's fresh produce declined by 16% between the year-on-year quarters. This decline in prices significantly impacted gross profit between the two years due to the heavy component of fixed cost (or "investment") in each acre of production prior to the harvest of the crops. Consequently, Farming segment gross profit declined from $2.3 million in the first quarter of 2001 to $1.8 million in the first quarter of 2002. These declines in gross profit filtered directly into operating profit, as selling and administrative expenses of the Farming segment in the first quarter of both years was $0.1 million. Therefore, Farming segment operating profit decreased from $2.2 million (8.1% of revenues) in the first quarter of 2001 to $1.7 million in in the first quarter of 2002 (6.2% of revenues).

     Revenues of the DISTRIBUTION segment declined from $65.2 million in the first quarter of 2001 to $41.7 million in the same quarter of 2002. The revenue decline was attributable largely to the divestiture of Interfruver de Mexico, S.A. de C.V. in November 2001, which accounted for $22.1 million of sales in the first quarter of 2001. (Interfruver still serves as the Company's distributor of fresh produce harvested by ABSA, but sales to Interfruver are now recorded as revenues from unaffiliated customers of the Farming segment). Revenues of the U.S. distribution companies declined $2.4 million, or 7.4%, due to the delay in the harvest of Culiacan. Revenues of Premier Fruits & Vegetables, BBL Inc. in Canada increased by $0.8 million, or 7.5%. Gross profit of the Distribution Segment declined by $1.8 million, or nearly 30%, due to the impact of the divestiture of Interfruver (gross profit in the first quarter of 2001 was $1.1 million) and lower gross profit from the U.S. distribution operations ($0.9 million), offset in part by $0.2 million of higher gross profit from Premier Canada. Selling and administrative expenses of the Distribution segment declined by $0.6 million, which was due entirely to the divestiture of Interfruver. These factors, when combined, resulted in a reduction in the operating profit of the Distribution segment from $3.1 million in the first quarter of 2001 to $1.9 million in the first quarter of 2002. As a percentage of sales, operating profit declined slightly from 4.7% in the first quarter of 2001 to 4.6% in the first quarter of 2002.

     RESEARCH AND DEVELOPMENT segment revenues declined from $0.6 million in the first quarter of 2001 to $0.3 million in the first quarter of 2002. The revenue decline was attributable to lower revenues recorded on the research activities being conducted on behalf of Seminis. Research and development expenses and administrative expenses declined by $0.8 million and $0.5 million, respectively, from the first quarter of 2001 to the first quarter of 2002 due to staffing reductions undertaken during the second quarter of 2001 in an effort to conserve cash resources and refocus the technology group on a new strategic direction. Amortization of goodwill, patents and trademarks in the Research and Development segment decreased by $0.5 million from the first quarter of 2001 to the same quarter of 2002. These factors combined to reduce the operating loss of the Research and Development segment from $2.0 million in the first quarter of 2001 to $0.5 million in the first quarter of 2002.

     Amortization of goodwill, patents and trademarks, which are expensed in each of the segments, declined from $0.9 million in the first quarter of 2001 to $0.1 million in the first quarter of 2002. This decline was due to the significant impairment charges recorded in the fourth quarter of 2001, which reduced the Company's goodwill to zero and the value of its patents and trademarks to $3.0 million at December 31, 2001.

     Corporate administrative expenses declined from $0.9 million in the first quarter of 2001 to $0.6 million in the first quarter of 2002. The Company received $0.4 million in insurance proceeds in connection with the reimbursement of a portion of the legal expenses it has borne over the past five years associated with shareholder lawsuits. These proceeds were credited to administrative expenses in the first quarter of 2002.

     Interest expense increased from $1.0 million in the first quarter of 2001 to $2.3 million in the first quarter of 2002.

     The decline in income tax expense from $0.4 million in the first quarter of 2001 to $0.2 million in the same quarter of 2002 was a consequence of the divestiture of Interfruver, which recorded income tax of $0.3 million in the first quarter of 2001, offset in part by higher income tax at Premier Canada.

     The share of income in subsidiaries allocable to minority interests was $0.4 million in the first quarter of 2001 as compared with $0.1 million in the same quarter of 2002. These allocations of the share of profits were consistent with the minority positions held across the operating subsidiaries of the Company and reflect the impact of the divestiture of Interfruver on minority interest income in the first quarter of 2001.

CAPITAL EXPENDITURES

     During the first quarter of 2002 the Company made capital investments of $0.5 million. The majority of the funds was spent to purchase stakes used to grow ABSA's tomato and pepper products and construct growing facilities in Todo Santos.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 2002, the Company generated $3.4 million of cash from operating activities. Net income, minority interests share of profit, the addback of depreciation and other non-cash items accounted for $2.4 million. Accounts receivable and advances to growers were reduced by $3.6 million, as the Company collected cash on the carryover of the Todo Santos harvest from year-end 2001 and reduced its grower receivables in conjunction with the conclusion of the 2001 Todo Santos winter harvest and a large portion of the Culiacan harvest. Inventories increased by $2.1 million due to build up of inventories for the spring harvest season of Todo Santos.

     For the three months ended March 31, 2002, the Company used $0.5 million in investing activities. Almost all of this cash was spent on property, plant and equipment for the fresh produce business.

     Net cash used in financing activities during the first three months of 2002 totaled $1.6 million. A reduction in the net borrowings from U.S. banks of $1.4 million accounted for the vast majority of this cash usage, as the fresh produce business reduced its revolving line of credit consistent with its working capital requirements.

     In 2001 Savia made $7.5 million of advances to Bionova Holding under a cash support agreement that was intended to provide the Company's technology business with the opportunity to reorganize and raise financing to go forward with its business strategy. DNAP's research strategy was changed to focus on the production of transgenic plants which provide improved disease resistance for fruit and vegetable crops. This strategy was felt to offer the highest opportunity for success in interesting new research sponsors and new equity investors. The cash support agreement between the Company and Savia terminated on December 31, 2001. Savia has not provided any additional funds in 2002, and it has not indicated it has any intention of providing new funds in the future.

     Efforts to raise new financing and complete contracts with new research partners during 2001 and the months of January through April of 2002 failed to result in any commitments. Concerns about public acceptance of transgenic products in these markets made producers reluctant to invest in the development of transgenic fruits and vegetables. Further, the agricultural industry has suffered from low prices for its products over the past few years, leading growers, food companies and other providers to delay new research and development investment. Despite an intensive search, these factors made it difficult for DNAP to develop new customers; and, with the absence of a customer base, DNAP was not able to obtain venture capital or other financing sufficient to continue operations. Due to this inability to raise new funds, a decision was made during the first week of May 2002 to shut down the Company's research and development operations. These operations will be closed down during May and June, including the Oakland facility, and nearly all personnel will be laid off. DNAP will shift its focus to the licensing and sale of its intellectual property. It is expected the shutdown of operations will be complete by June 30, 2002.

     Company management and its Board of Directors have continued to explore their other options in 2002 and beyond. The Company has continued to delay the sale of its fresh produce business to Savia. With the re-structuring of the business operations undertaken in 2000-2001, on a pro-forma basis, the fresh produce business generated its first operating profit, albeit only $0.4 million, for the first time since 1995. The pro-forma basis excludes charges for the impairment of the goodwill of the fresh produce business and the losses recorded on the divestitures of two distribution subsidiaries in 2001. However, after interest and taxes, the fresh produce business still experienced a net loss for the year. The fresh produce business did generate a net income in the first quarter of 2002 and currently projects a net income for the full calendar year 2002. Cash generation ran below projections during the first quarter due to weather conditions that delayed the Culiacan harvest and low prices for its product during the months of February and March. The Company remains hopeful that it will make up the deficiency during the months of April and May. If the Company does not meet its cash projections for the harvest season, in all likelihood the fresh produce business may be forced to sell other assets or cut back its operations consistent with available working capital.

     At March 31, 2002 Bionova Holding and its subsidiaries were indebted to Savia and its subsidiaries (other than Bionova Holding) in a total amount of $88.7 million. Of this total $18.0 million was owed by ABSA and is accruing interest at a rate of approximately 9% per annum. Bionova Holding had debt of $65.9 million to Savia. The Bionova Holding debt currently is accruing interest at a rate of approximately 12.5% per annum. Other subsidiaries of Bionova Holding had related party accounts due to Savia and its subsidiaries that accounted for the balance of the $4.8 million. All of the Bionova Holding debt originally was due to be paid by March 23, 2002, but was extended by agreement between Bionova Holding and Savia until December 31, 2002. The other related party accounts due to Savia and its subsidiaries have varying maturities, and all are due at various times in 2002. At this time, Bionova Holding does not know how this indebtedness will be handled.

     All of the Company's $8.7 million of bank debt ($8.2 million of which was current) at March 31, 2002 was associated with Bionova Produce, Inc., the Company's distributing subsidiary in Nogales, Arizona. There are three primary components to this debt. Bionova Produce, Inc. had a $6 million revolving line of credit, the principal of which is due in full on September 30, 2002. The second component of the debt is a five-year loan for $0.7 million secured by real property and is due August 30, 2006. The third component of the bank debt is a term loan in an amount of $2.5 million which is due on June 30, 2002. All of this debt is secured by Savia. Bionova Produce, Inc. currently is working on renewing the lines of credit which expire in 2002, including a pre-season term loan to provide the necessary funds to invest in the next Culiacan winter growing season. There can be no assurance the bank will agree to provide this term loan or renew the revolving line of credit when it comes due.

     As a result of the Company's operating losses during the past five years and its current financial structure, there continues to be substantial doubt about the Company's ability to continue as a going concern. Management has been and is continuing to address the Company's financial condition by postponing the sale of its fresh produce business and selling non-core assets of the fresh produce business. As stated previously, the Company also decided during the first week of May 2002 to close down its research and development operations and thereby eliminate the ongoing expense involved in this segment of the business. The Company still must find a solution to the $88.7 million of debt plus additional interest accruing from March 31, 2002 that is due to Savia and its subsidiaries during 2002. There can be no assurance that these actions will result in sufficient working capital to significantly improve the Company's current financial position or its results of operations nor can there be any assurance the Company will be able to meet its obligations in 2002 or beyond. This raises substantial doubt about the Company's ability to continue as a going concern.

     The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RISKS RELATING TO OUR FINANCIAL CONDITION

WE MAY CONTINUE TO SUSTAIN LOSSES AND ACCUMULATE DEFICITS IN THE FUTURE

     We have sustained losses in every year of our existence from 1996 through 2001. As of March 31, 2002 our accumulated deficit was $192.7 million. For the year ended December 31, 2001, we had a net loss of $56.6 million. The factors that caused these losses, including factors described in this section, may continue to limit our ability to make a profit in the future.

WE WILL NEED ADDITIONAL FINANCING TO ACHIEVE OUR GROWTH OBJECTIVES, WHICH COULD HURT OUR FINANCIAL CONDITION

     We will need additional capital to meet our growth objectives and working capital requirements. Our projected cash flows from operations and existing capital resources, including our existing credit lines, may not be sufficient. Therefore, our ability to pursue these objectives may depend on our ability to obtain additional capital, which could cause us to incur additional debt or issue additional equity securities. We cannot assure you that additional capital will be available on satisfactory terms, if at all, and, as a result, we may be restricted in our pursuit of future growth strategies.

OUR LEVERAGED POSITION COULD CAUSE US TO BE UNABLE TO MEET OUR CAPITAL NEEDS, WHICH COULD HURT OUR FINANCIAL CONDITION

     At March 31, 2002 we had a working capital deficit of $66.7 million and a stockholders deficit of $21.0 million. We had $8.7 million of debt with banks and $88.7 million of debt with Savia and Savia's subsidiaries. This level of indebtedness may pose substantial risks to our company and to our stockholders, including the possibility that we may not generate sufficient cash flow to pay our outstanding debts. Our level of indebtedness may also adversely affect our ability to incur additional indebtedness and finance our future operations and capital needs, and may limit our ability to pursue other business opportunities.

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

WE MAY INCUR SIGNIFICANT LIABILITY AS A RESULT OF STOCKHOLDER LAWSUITS

     The Company and its subsidiary, DNA Plant Technology Corporation, have been sued in several lawsuits relating to the 1996 merger transaction (the "Merger") in which DNAP became a subsidiary of the Company. In some of those lawsuits, the former preferred stockholders of DNAP alleged they should have received much more consideration for their shares in the Merger than they did. Though the trial courts in these cases dismissed all of the claims, one of these cases is still under appeal. If the Company is ultimately found to be liable in this case, the value of the potential judgment could be far more than the Company could afford to pay.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The table below provides information about the Company's derivative financial instruments consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Weighted average variable rates are based on implied forward rates in the yield curve on March 31, 2002. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars and Mexican pesos, and are indicated accordingly in the table below.

                                                                  (Millions of Dollars)

                                                                  EXPECTED MATURITY DATE

                                                                                                               Fair
                                          2002      2003      2004       2005        2006        Total        Value
                                       ------------------------------------------------------------------------------
Short-term debt:
   U.S. dollar variable rate........     $ 8.0                                                  $ 8.0         $ 8.0
    Average interest rate...........         6%
Long-term debt:
   U.S. dollar fixed rate...........     $ 0.2      $ 0.1     $ 0.1      $ 0.2      $ 0.1       $ 0.7         $ 0.7
    Average interest rate...........         9%         9%        9%         9%         9%

     The Company tries to use the most cost-effective means to fund its operating and capital needs. Fixed or variable debt will be borrowed in both U.S. dollars and Mexican pesos. The Company borrows Mexican pesos to provide for its working capital needs in its Mexican operations. At March 31, 2002 the Company had no debt denominated in Mexican pesos. To minimize exchange risk associated with the importation of products, the Company will enter into forward exchange contracts where the functional currency to be used in the transaction is dollars.

EXCHANGE RATE RISK

     At March 31, 2002 the Company did not hold any financial instruments subject to exchange rate risk.

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

                              AT DECEMBER 31, 2001

                                                                                   Carrying           Fair
                                                                                    Amount            Value
                                                                               -----------------------------------
         On-balance sheet commodity position:
            Fresh produce crops in process inventory ($US in millions)..........    $  5.7            $  5.7

         Fixed price contracts:
            Contract volumes  (3,038,000 boxes)
            Weighted average unit price (per 3,038,000 boxes)...................    $  8.76           $  8.76
            Contract amount ($US in millions)...................................    $  26.6           $   6.6

     In order to manage the exposure to commodity price sensitivity associated with fresh produce products, the Company enters into fixed price contracts with certain customers which guarantee specified volumes for the growing season or the year at a fixed price.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As previously reported in the Company's annual report on Form 10-K for the year-ended December 31, 2001, on January 21, 1997, a class action lawsuit styled GORDON K. AARON ET AL. V. EMPRESAS LA MODERNA, S.A. DE C.V., ET AL. was filed in the U.S. federal district court for the Northern District of California. The plaintiffs alleged that, prior to the merger (the "Merger") of DNAP with a subsidiary of Bionova Holding on September 26, 1996, they owned shares of DNAP's $2.25 Convertible, Exchangeable Preferred Stock ("Preferred Stock"). In connection with the Merger, all of the shares of common stock and Preferred Stock of DNAP were converted into the number of shares of common stock of Bionova Holding specified in the Merger Agreement. The plaintiffs alleged that they were denied certain rights they allegedly had under the terms of the Preferred Stock and that certain individuals (the "Individual Defendants"), each of whom was a director of DNAP prior to the Merger and in some cases later served as a director of Bionova Holding, breached fiduciary duties of loyalty, candor and care allegedly owed to DNAP and its stockholders. On March 9, 2000, the court granted summary judgment in favor of the defendants on the voting rights claims and on December 21, 2000, the court granted summary judgment in favor of the defendants on all remaining claims. The plaintiffs appealed the judgment on the voting rights claims to the U.S. Court of Appeals for the Ninth Circuit, and on April 11, 2002, that court affirmed the lower court's ruling in favor of DNAP and the other defendants.

ITEM 5. OTHER INFORMATION

SHUTDOWN OF TECHNOLOGY BUSINESS

     On May 13, 2002 Bionova Holding announced it had begun closing down its research and development operations, including all of the activities carried out through its wholly owned DNAP and VPP subsidiary companies. The focus of DNAP's research during the past year had been the production of transgenic plants which provide improved disease resistance for fruit and vegetable crops. Concerns about public acceptance of transgenic products in these markets made producers reluctant to invest in the development of transgenic fruits and vegetables. Further, the agricultural industry has suffered from low prices for its products over the past few years, leading growers, food companies and other providers to delay new research and development investment. Despite an intensive search, these factors made it difficult for DNAP to develop new customers; and, with the absence of a customer base, DNAP was not able to obtain venture capital or other financing sufficient to continue operations. Accordingly, the research and development operations will be closed down during May and June, including the Oakland facility, and nearly all personnel will be laid off. DNAP will shift its focus to the licensing and sale of its intellectual property. It is expected the shutdown of operations will be complete by June 30, 2002.

     In conjunction with the closing of the Company's research and development operations, DNAP and Seminis Vegetable Seeds agreed to terminate their long-term funded research agreement which was entered into in January 1997. Seminis made a cash payment as part of the termination agreement, and DNAP captured certain technology rights which bring value to its technology licensing activities.

CONTROLLING STOCKHOLDER; CONFLICTS OF INTEREST

     Approximately 77% of the outstanding shares of common stock of the Company are owned of record by Ag-Biotech Capital LLC, a wholly-owned subsidiary of Savia. Therefore, Savia has the power to elect a majority of the Company's board of directors and to determine the outcome of any action requiring the approval of the holders of the Company's common stock. This ownership and management structure will inhibit the taking of any action by the Company which is not acceptable to the controlling stockholder.

     Certain of the Company's directors and executive officers are also currently serving as board members or executive officers of Savia or companies related to Savia, and it is expected that each will continue to do so. Such management interrelationships and intercorporate relationships may lead to possible conflicts of interest.

     The Company and other entities that may be deemed to be controlled by or affiliated with Savia sometimes engage in (i) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties. The Company continuously considers, reviews and evaluates, and understands that Savia and related entities consider, review and evaluate, transactions of the type described above. Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more of such transactions in the future in addition to those currently in force. In connection with these activities the Company might consider issuing additional equity securities or incurring additional indebtedness. The Company's acquisition activities may in the future include participation in the acquisition or restructuring activities conducted by other companies that may be deemed to be controlled by Savia.

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

   4.1 Certificate of Designations for Series A Convertible Preferred Stock (filed as an exhibit to the Company's current report on Form 8-K filed on January 12, 2001 and incorporated herein by reference).

(b)  Reports on Form 8-K

     On January 4, 2002, the Company filed a Current Report on Form 8-K dated November 16, 2001 reporting (i) the sale of a controlling interest in the Company by Bionova International, Inc., to its affiliate Ag-Biotech Capital, LLC, and (ii) the sale by the Company's subsidiary, Agrobionova, S.A. de C.V., of its 50.01% interest in Interfruver de Mexico, S.A. de C.V. On February 4, 2002, the Company filed an amendment to this report on Form 8-K/A amending the disclosure related to the sale of Interfruver de Mexico, S.A. de C.V., and containing pro forma financial statements giving effect to this transaction, including the Company's unaudited pro forma consolidated balance sheet as of September 30, 2001 and the unaudited pro forma consolidated statements of operations for the nine months ended September 30, 2001 and for the year ended December 31, 2000.

     On January 31, 2002, the Company filed a Current Report on Form 8-K dated January 15, 2002 reporting the election of Gabriel Montemayor to serve as the Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     BIONOVA HOLDING CORPORATION


                      Date: May 14, 2002       By: /s/ Gabriel Montemayor
                                                   ----------------------
                                                     Gabriel Montemayor,
                                           Treasurer and Chief Financial Officer

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

   3.4 Bylaws of the Company (filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

   4.1 Certificate of Designations for Series A Convertible Preferred Stock (filed as an exhibit to the Company's current report on Form 8-K filed on January 12, 2001 and incorporated herein by reference).