Form 10-Q
period 2002-06-30
BIONOVA HOLDING CORP
filed 2002-08-20
CIK 1020866

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2002
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______

Commission File Number: 0-12177

BIONOVA HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-2632242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9255 Customhouse Plaza, Suite I San Diego, California,	92154
(Address of principal executive offices)	(Zip Code)
(877) 393-7118 (Registrant's telephone number, including area code)
6701 San Pablo Avenue Oakland, California	94608
(Former address, if changed since last report)	(Zip Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of August 14, 2002, 23,480,408 shares of common stock, par value $0.01 per share, of Bionova Holding Corporation were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BIONOVA HOLDING CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEET
Thousands of U.S. Dollars
(except share and per share amounts)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$3,381	$2,177
Accounts receivable, net	18,954	19,978
Advances to growers, net	6,339	8,999
Net assets of discontinued operations (see Note 8)	3,322	3,325
Inventories, net	9,886	12,785
Assets held for sale (see Note 5)	4,245	4,245
Other current assets	1,095	931

Total current assets	47,222	52,440
Property, plant and equipment, net	32,527	32,995
Other assets	10,840	10,729

Total assets	$90,589	$96,164

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$20,610	$18,528
Accounts due to related parties	91,411	89,184
Short-term bank loans	6,230	9,389
Current portion of long-term bank debt	675	161

Total current liabilities	118,926	117,262
Long-term bank debt	—	558

Total liabilities	118,926	117,820

Minority interest	312	164

Contingencies (see Note 9)
Stockholders' deficit:
Preferred stock, $0.01 par value, 5,000 shares authorized, 200 shares issued and outstanding at both June 30, 2002 and December 31, 2001, liquidation value of $10,000 per share	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 23,480,408 and 23,588,031 shares issued and outstanding on June 30, 2002 and December 31, 2001, respectively	235	236
Additional paid-in capital	171,598	171,597
Accumulated deficit	(200,324)	(193,499)
Accumulated other comprehensive loss	(158)	(154)

Total stockholders' deficit	(28,649)	(21,820)

Total liabilities, minority interest, and stockholders' deficit	$90,589	$96,164

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIONOVA HOLDING CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME AND LOSS
Thousands of U.S. Dollars
(except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Total revenues	$42,447	$61,739	$88,334	$127,137

Cost of sales	42,961	58,374	82,035	114,625
Selling and administrative expenses	3,921	5,378	7,733	9,483
Amortization of goodwill, patents and trademarks	—	322	—	637

	46,882	64,074	89,768	124,745

Operating profit (loss)	(4,435)	(2,335)	(1,434)	2,392

Interest expense	(2,427)	(343)	(4,693)	(1,338)
Interest income	299	432	621	925
Exchange gain (loss), net	208	55	341	(255)
Other non-operating income (expense), net	(308)	29	64	(275)

	(2,228)	173	(3,667)	(943)

Income (loss) from continuing operations before discontinued operations	(6,663)	(2,162)	(5,101)	1,449
Discontinued operations (see Note 8):
Loss from operations of research and development business segment	(394)	(3,542)	(898)	(5,525)

Loss before income taxes	(7,057)	(5,704)	(5,999)	(4,076)
Income tax expense	488	656	681	1,083

Loss before minority interest	(7,545)	(6,360)	(6,680)	(5,159)
Minority interest in net (income) loss of subsidiaries, net	57	(202)	145	243

Net loss	(7,602)	(6,158)	(6,825)	(5,402)
Other comprehensive expense net of tax:
Foreign currency translation adjustment	(80)	(32)	(4)	(157)

Comprehensive loss	$(7,682)	$(6,190)	$(6,829)	$(5,559)

Basic and diluted loss per common share	$(0.32)	$(0.26)	$(0.29)	$(0.23)

Weighted average number of common shares outstanding	23,480,408	23,588,031	23,480,408	23,588,031

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIONOVA HOLDING CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
Thousands of U.S. Dollars

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,825)	$(5,402)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest	191	243
Depreciation	1,431	1,539
Amortization of goodwill, patents and trademarks	—	614
Loss on divestiture of subsidiaries	—	1,331
Other non-cash items	(4)	(157)
Net changes (exclusive of subsidiaries acquired or divested) in:
Accounts receivable and advances to growers, net	3,641	(6,064)
Inventories	2,899	6,372
Net assets of discontinued operations	3	3,460
Other assets	(275)	131
Accounts payable and accrued expenses	2,082	(1,178)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,143	889

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(963)	(4,244)
Proceeds from sale of property, plant and equipment	—	(30)

NET CASH USED IN INVESTING ACTIVITIES	(963)	(4,274)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowing	(3,159)	(14,226)
Net change in long-term borrowing	(44)	22
Accounts due to related parties	2,227	17,155

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(976)	2,951

Net increase (decrease) in cash and cash equivalents	1,204	(434)
Cash at beginning of period	2,177	3,466

Cash at end of period	$3,381	$3,032

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIONOVA HOLDING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

Note 1—Basis of Presentation

        For operating and financial reporting purposes, Bionova Holding Corporation (together with its subsidiaries, unless the context requires otherwise, "Bionova Holding" or the "Company") historically has classified its business into three fundamental areas: (1) Farming, which consists principally of interests in 100% Company-owned fresh produce production facilities and joint ventures or contract growing arrangements with other growers; (2) Distribution, consisting principally of interests in sales and distribution companies in Mexico, the United States, and Canada; and (3) Research and Development (or Technology), consisting of business units focused on the technology development of fruits and vegetables and intellectual properties associated with these development efforts.

        As discussed in Note 8 to these unaudited consolidated financial statements, the Technology business has been shut-down and the Company expects to transfer certain assets to Bionova Holding in partial satisfaction of outstanding indebtedness. The Technology business has been presented as discontinued operations in the balance sheet and statements of operations for all periods presented.

        In management's opinion, the accompanying unaudited consolidated financial statements for Bionova Holding for the three and six month periods ended June 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q of Regulation S-X, and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying unaudited consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto presented in its 2001 10-K for the fiscal year ended December 31, 2001. Footnotes which would substantially duplicate disclosures in the Company's audited consolidated financial statements for the fiscal year ended December 31, 2001 contained in the 2001 10-K report have been omitted. The interim consolidated financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending December 31, 2002.

Going Concern

        The Company incurred a net loss of $56.6 million and an operating cash flow deficiency of $3.5 million for the year ended December 31, 2001. The Company also sustained significant operating losses and operating cash flow deficiencies from 1997 through 2001. At June 30, 2002 the Company had a negative working capital position of $71.7 million and has incurred a net loss of $7.6 million for the six-months ended June 30, 2002. Additionally, at July 31, 2002, the Company was in default of certain bank covenants. All outstanding borrowings under the bank debt agreement, amounting to $6.9 million, may be called by the bank at any time.

        Management has been and is continuing to address the Company's financial condition by postponing the sale of its fresh produce business and selling non-core assets of the fresh produce business. The Company also decided during the first week of May 2002 to close down its research and development operations to eliminate the ongoing expense involved in this segment of the business (see Note 8). The Company still must find a solution to the $91.4 million of debt plus additional interest accruing from June 30, 2002 that is due to Savia and its subsidiaries during 2002 as well as cure the covenant violations on the existing bank debt. There can be no assurance that these actions will result in sufficient working capital to significantly improve the Company's current financial position or its results of operations nor can there be any assurance the Company will be able to meet its obligations in 2002 nor secure or generate the funds to take it beyond the 2002 calendar year. This raises substantial doubt about the Company's ability to continue as a going concern.

        The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Bank Debt

        There are three primary components to the bank debt, each of which is guaranteed by Savia. The first component of the bank debt is a term loan in an amount of $3.3 million which was due and paid in full on June 30, 2002. The second component of the debt is a five-year loan secured by real property, with principal and interest payable monthly through August 30, 2006. The third component of the bank debt is a $6 million revolving line of credit, of which the principal is due in full on September 30, 2002. As of July 31, 2002, the Company was in default of certain bank covenants. Management has been working with the bank to cure the defaults; however, the bank has the right at any time to demand that the Company pay the loans in full or to exercise other remedies under the loan agreements. All outstanding borrowings under the bank debt agreements have been reclassified as current on the June 30, 2002 balance sheet.

Note 3—Net Loss per Common Share

        The weighted average number of common shares outstanding during the six month periods ended June 30, 2002 and 2001 was 23,480,408 and 23,588,031, respectively. On a diluted basis, assuming Savia were to convert the 200 shares of preferred stock it currently holds into common, the weighted average number of common shares outstanding at June 30, 2002 and 2001 would have been 46,636,524 and 46,744,147, respectively.

        The following table sets forth the potential shares of common stock related to stock options that are not included in the diluted net income or loss per share attributable to common stockholders because to do so would be anti-dilutive for the periods indicated:

	June 30
	2002	2001
	(Thousands of Shares)
Potential Shares of Common Stock:
Convertible preferred stock outstanding	23,156	23,156
Stock options outstanding	216	326

Note 4—Inventories

        Inventories were comprised of the following:

	June 30, 2002	December 31, 2001
	(Thousands of U.S. Dollars)
Finished produce	$546	$844
Growing crops	2,686	5,691
Advances to suppliers	1,124	727
Spare parts and materials	1,816	2,875
Merchandise in transit and other	3,904	2,836

	10,076	12,973
Allowance for slow moving inventory	(190)	(188)

	$9,886	$12,785

Note 5—Assets Held for Sale

        Assets held for sale were comprised of the following:

	June 30, 2002	December 31, 2001
	(Thousands of U.S. Dollars)
Agricultural land in Sinaloa, Mexico	$3,255	$3,255
Agricultural land in Guerrero, Mexico	825	825
Land and greenhouse facilities in Brentwood, California	165	165

	$4,245	$4,245

        In July 2002, the land and greenhouse facilities in Brentwood, California were sold for $0.4 million (net of commission). The Company will record a gain of $0.2 million in its third quarter financial statements.

Note 6—Goodwill and Intangible Assets

        The Company conducted a comprehensive impairment review at the end of 2001. Based on the review significant impairment charges were recorded in the fourth quarter of 2001, which reduced the Company's goodwill to zero and the net value of its patents and trademarks to $3.0 million at December 31, 2001. The patents and trademarks are included in net assets of discontinued operations.

        Annual amortization expense on the Company's patents and trademarks is expected to be approximately $0.5 million in 2002. Pro forma net loss and pro forma net loss per share, excluding goodwill amortization, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Thousands of U.S. Dollars)
Net loss, as reported	$(7,602)	$(6,158)	$(6,825)	$(5,402)
Add back: goodwill amortization	—	2,441	—	2,868

Pro forma net loss	$(7,602)	$(3,717)	$(6,825)	$(2,534)

Basic and diluted net loss per share, as reported	$(0.32)	$(0.26)	$(0.29)	$(0.23)
Add back: goodwill amortization per share	—	0.10	—	0.12

Pro forma basic and diluted net loss per share	$(0.32)	$(0.16)	$(0.29)	$(0.11)

Note 7—Segment Reporting

        The Company classifies its business into three fundamental areas: Farming, which consists principally of interests in Company-owned fresh produce production facilities and joint ventures with other growers; Distribution, consisting principally of interests in sales and distribution companies in Mexico, the United States, and Canada; and Research and Development, consisting of business units focused on the Technology development of fruits and vegetables and intellectual properties associated with these development efforts.

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

	Farming	Distribution	Research and Development (Discontinued Operations)	Total of Reportable Segments
	(Thousands of U.S. Dollars)
January 1—June 30, 2002
Revenues from unaffiliated customers	$9,529	$78,805	$1,920	$90,254
Inter-segment revenues	33,454	—	—	33,454

Total revenues	$42,983	$78,805	$1,920	$123,708

Operating profit (loss)	$(1,252)	$2,245	$(264)	$729

Depreciation and amortization	1,251	180	305	1,736
Identifiable assets(1)	66,937	28,471	15,657	111,065
Acquisition of long-lived assets	846	117	—	963
January 1—June 30, 2001
Revenues from unaffiliated customers	$596	$127,041	$942	$128,579
Inter-segment revenues	43,507	—	—	43,507

Total revenues	$44,103	$127,041	$942	$172,086

Operating profit (loss)	$(2,385)	$6,137	$(5,526)	$(1,774)

Depreciation and amortization	1,554	228	3,313	5,095
Identifiable assets (1)	97,756	30,693	33,787	162,236
Acquisition of long-lived assets	2,688	1,464	92	4,244

1.
Identifiable assets for segments are defined as total assets less cash in banks, deferred income taxes and investment in shares.

        Reconciliation of the segments to total consolidated amounts is set forth below:

	January 1—June 30
	2002	2001
	Thousands of U.S. Dollars
Revenues
Revenues from unaffiliated customers	$123,708	$172,086
Inter-segment revenues	(33,454)	(43,507)
Revenues from discontinued operations	(1,920)	(1,442)

Total revenues	$88,334	$127,137

Loss before taxes
Total operating profit (loss) from reportable segments	$729	$(1,774)
Total operating loss from Bionova Holding Corporation (1)	(2,927)	(1,363)
Interest income (expense), net	(4,072)	(413)
Exchange gain (loss), net	341	(255)
Other non-operating (expense) income, net	(70)	(271)

Consolidated loss before taxes	$(5,999)	$(4,076)

Assets
Total segment identifiable assets	$111,065	$162,236
Unallocated and corporate assets(2)	3,779	3,154
Eliminations(3)	(24,255)	(17,839)

Consolidated assets	$90,589	$147,551

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
3.
Consists principally of inter-segment intercompany balances.

        Revenue from external customers by product/service category is set forth below:

	Farming	Distribution	Research and Development (Discontinued Operations)	Total of Reportable Segments
	(Thousands of U.S. Dollars)
January 1—June 30, 2002
Core vegetables(1)	7,827	47,682		55,509
Fruits and other fresh produce(2)	1,702	31,123		32,825
Contracted R&D revenue			521	521
Licensed technology and royalties			1,399	1,399
January 1—June 30, 2001
Core vegetables(1)		64,732		64,732
Fruits and other fresh produce(2)	596	62,309		62,905
Contracted R&D revenue			942	942

Notes:

1.
Core vegetables include tomatoes, bell peppers and cucumbers.
2.
Fruits and other fresh produce include papayas, mangoes, grapes, melons, watermelons and others.

Note 8—Discontinued Operations

        On May 13, 2002, Bionova Holding announced it had begun closing down its research and development operations, including all of the activities carried out through its wholly owned DNAP and VPP subsidiary companies. The focus of DNAP's research during the past year had been the production of transgenic plants, which provide improved disease resistance for fruit and vegetable crops. Concerns about public acceptance of transgenic products in these markets made producers reluctant to invest in the development of transgenic fruits and vegetables. Further, the agricultural industry has suffered from low prices for its products over the past few years, leading growers, food companies and other providers to delay new research and development investment. Despite an intensive search, these factors made it difficult for DNAP to develop new customers; and, with the absence of a customer base, DNAP was not able to obtain venture capital or other financing sufficient to continue operations. Accordingly, the research and development operations were closed down during May and June, including the Oakland facility, and all personnel were laid off. DNAP shifted its focus to the licensing and sale of its intellectual property. The shutdown of operations was completed by June 30, 2002. DNAP has shifted its focus to the licensing and sale of its intellectual property. In connection with the shutdown of its business, DNAP expects to transfer its remaining assets to Bionova Holding in partial satisfaction of outstanding indebtedness.

        In conjunction with the closing of the Company's research and development operations, DNAP and Seminis Vegetable Seeds agreed to terminate their long-term funded research agreement, which was entered into in January 1997. Seminis made a cash payment of $0.15 million as part of the termination agreement, and DNAP captured certain technology rights which bring value to its technology licensing activities.

        Revenues and losses of the Company's research and development operations for the quarter ended June 30, 2002 (in thousands of dollars) were as follows:

Revenues	$1,920
Loss before provision for income taxes	(898)
Net loss	(898)

        Summary data relating to the assets and liabilities of the Company's research and development operations (in thousands of dollars) at June 30, 2002 is shown below.

Current assets	$572
Total assets	3,322
Net assets of Research and Development	3,322

Note 9—Contingencies

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

        ABSA owns one hundred hectares (approximately 247 acres) of rural land in the State of Sinaloa, Mexico, which is the subject of a judicial proceeding pending in Mexico initiated by a group of campesinos. The petitioners asserted that a previous owner of the subject land, Miguel Angel Suárez, owned rural land in excess of the maximum that was then allowed by law and that therefore the land rightfully belonged to them. On September 25, 1996, the court upheld the petition and ordered the land turned over to the petitioners. The court also ruled that the transfer of the property to Olga Elena Batiz Esquer on June 2, 1990 was null and void, which would mean that the transfer of the land by Ms. Batiz to ABSA in 1993 was ineffective. On October 23, 1996, Ms. Batiz, who was a party to the trial court proceeding, filed a challenge to the judicial determination based on alleged violations of her constitutional rights and procedural and substantive errors in the trial court proceedings. If ABSA is ultimately required to transfer the subject land, which constitutes approximately 7.7% of the total agricultural land owned by ABSA, Mexican law gives ABSA limited indemnification rights against the State of Sinaloa and Ms. Batiz.

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

        On December 30, 1998, Bionova Holding, through its subsidiary, VPP, acquired Monsanto Company's strawberry development program. The original purchase price was $5.0 million. The purchase contract stipulated that if Monsanto was able to satisfy certain conditions to grant certain additional licenses, VPP would be obligated to make additional payments. In 2000, VPP paid Monsanto an additional $3.0 million when Monsanto was able to grant one of these licenses. If Monsanto is able to fulfill the conditions to grant the additional licenses, VPP would be obligated to make additional payments in an amount as great as $4.0 million in the future. The granting of these additional licenses is contingent on the resolution of a patent interference case involving Monsanto and several other companies. The Company does not believe this case is likely to be decided for at least two to three years, and it is not possible to predict with any certainty whether Monsanto will win or lose the case.

        Please see the Company's Form 10-K for the year ended December 31, 2001 that was filed on April 12, 2002 for further discussion on the Company's pending litigation and contingencies.

Note 10—Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 11—New Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS No. 146 during the first quarter of 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred; however, we do not expect the adoption of SFAS No. 146 will have a material impact on our financial position and results of operations.

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

        For operating and financial reporting purposes, the Company historically has classified its business into three fundamental areas: (1) Farming, which consists principally of interests in 100% Company-owned fresh produce production facilities and joint ventures or contract growing arrangements with other growers; (2) Distribution, consisting principally of interests in sales and distribution companies in Mexico, the United States, and Canada; and (3) Research and Development (or Technology), consisting of business units focused on the technology development of fruits and vegetables and intellectual properties associated with these development efforts. The Technology business has been shut-down and has been presented as discontinued operations in the balance sheet and statements of operations for all periods presented. DNAP has shifted its focus to the licensing and sale of its intellectual property. In connection with the shutdown of its business, DNAP expects to transfer its remaining assets to Bionova Holding in partial satisfaction of outstanding indebtedness.

Results of Operations

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

        Total consolidated revenues decreased by $19.3 million to $42.4 million for the quarter ended June 30, 2002 compared to $61.7 million in revenue in the same quarter of 2001, consolidated gross profit (sales less cost of sales) decreased by $3.9 million to a loss of $0.5 million for the quarter ended June 30, 2002 compared to a profit of $3.4 million in the same quarter of 2001, and the Company's consolidated operating loss increased by $2.1 million to $4.4 million for the quarter ended June 30, 2002 compared to a $2.3 million operating loss in the same quarter of 2001.

        FARMING segment revenues, the majority of which are eliminated in consolidation, decreased by $1.4 million to $16.1 million for the quarter ended June 30, 2002 compared to $17.5 million in the same quarter of 2001. The decrease is attributable to a decrease in production volumes of approximately 11% for the quarter ended June 30, 2002, compared to the same quarter of 2001. Partially offsetting the decrease in production volumes was a 4% increase in the average selling prices of the Company's fresh produce for the second quarter of 2002 compared to the same quarter of 2001. The gross profit (sales less cost of sales) result in a loss of $2.8 million in the second quarter of 2002 as compared to a loss of $4.3 million in the same period of 2001. This improvement was a direct consequence of the production in Culiacan. Selling and administrative expenses of the Farming segment in the second quarter of 2002 were $0.1 million as compared to $0.2 million for the second quarter of 2001. Farming operating losses of $4.6 million in the second quarter of 2001 improved to operating losses of $2.9 million in the second quarter of 2002.

        Revenues of the DISTRIBUTION segment decreased by $24.7 million to $37.1 million for the quarter ended June 30, 2002 compared to $61.8 million in the same quarter of 2002. The decrease is largely attributable to the divestiture of Interfruver de Mexico, S.A. de C.V. in November 2001, which accounted for $24.3 million of sales in the second quarter of 2001. (Interfruver still serves as the

Company's distributor of fresh produce harvested by ABSA, but sales to Interfruver are now recorded as revenues from unaffiliated customers of the Farming segment). Revenues of the U.S. distribution companies decreased by $2.4 million, or 10%, for the quarter ended June 30, 2002 compared to the same quarter of 2001 due to the lack of production from Hermosillo. Revenues from Premier Fruits & Vegetables, BBL Inc. in Canada increased by $2.0 million, or 15%. In addition, gross profit relating to the Distribution Segment decreased by $4.2 million, or 60% for the second quarter of 2002 compared to the second quarter of 2001 due to (i) the impact of the divestiture of Interfruver (gross profit in the second quarter of 2001 was $3.0 million); (ii) a decrease of $1.6 million in the gross profit generated from the U.S. distribution companies; and (iii) offsetting the decreases was a $0.4 million increase in the gross profit of Premier Fruits & Vegetables, BBL Inc. in Canada. Selling and administrative expenses relating to the Distribution segment decreased by $1.5 million for the quarter ended June 30, 2002 compared to the same quarter in 2001. The decrease is entirely due to the divestiture of Interfruver. All of the above factors, resulted in a $2.7 million decrease in the operating profit of the Distribution segment for the quarter ended June 30, 2002 compared to the same quarter of 2001 ($3.0 million in the second quarter of 2001 compared to $0.3 million in the second quarter of 2002). As a percentage of sales, operating profit decreased to 0.9% for the second quarter of 2002 compared to 4.9% in the second quarter of 2001.

        Amortization of goodwill, patents and trademarks, which are expensed in each of the segments, decreased by $0.3 million to zero for the quarter ended June 30, 2002 compared to $0.3 million in the same quarter of 2001. The decrease is primarily due to the $29.9 million impairment charge recorded in the fourth quarter of 2001. The Company wrote-down the value of its goodwill to zero and the value of its patents and trademarks to $3.0 million at December 31, 2001. In addition, the amortization expense relating to the patents and trademarks for the quarter ended June 30, 2002 and 2001 are included as part of discontinued operations on the statement of operations.

        Corporate administrative expenses remain constant at $0.5 million for the second quarter of 2002 and 2001.

        Interest expense increased from $0.3 million in the second quarter of 2001 to $2.4 million in the second quarter of 2002.

        The decrease in income tax expense of $0.2 million to $0.5 million for the quarter ended June 30, 2002 compared to $0.7 million for the same quarter of 2001 is primarily due to the divestiture of Interfruver, which generated an income tax expense of $0.2 million during the second quarter of 2001.

        The share of income and or loss in subsidiaries allocable to minority interests was $0.1 million for the quarter ended June 30, 2002 and $0.2 million for the same quarter of 2001. The allocation of the share of profits and or losses are consistent with the minority positions held across the operating subsidiaries of the Company and reflect the impact of the divestiture of Interfruver on minority interest income generated in the second quarter of 2001.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

        Total consolidated revenues decreased by $38.8 million to $88.3 million for the six-month period ended June 30, 2002 compared to $127.1 million for the same six-month period of 2001, consolidated gross profit (sales less cost of sales) decreased by $6.2 million to a profit of $6.3 million for the six-month period ended June 30, 2002 compared to a profit of $12.5 million for the same six-month period of 2001, and the Company's consolidated operating loss increased by $3.8 million to $1.4 million for the six-month period ended June 30, 2002 compared to $2.4 million operating profit for the same six-month period of 2001.

        FARMING segment revenues, the majority of which are eliminated in consolidation, decreased by $1.1 million to $43 million for the six-month period ended June 30, 2002 compared to $44.1 million for the same six-month period of 2001. Production volumes increased by 8% from the six months ended June 30, 2001 to 2002, and the average selling prices for the Company's fresh produce declined by 6% between the year-on-year six months. The gross results (sales less cost of sales) account for a loss of $1.0 million in the first six months of 2002 as compared to a loss of $2.1 million in the same period of 2001. This improvement was a direct consequence of the reduction on the production program for Culiacan. Selling and administrative expenses of the Farming segment for the first six months of 2002 accounted for $0.2 million as compared to $0.3 million for the first six months of 2001. Farming operating losses of $2.4 million for the first six months of 2001 improved to $1.3 million for the first six months of 2002.

        Revenues of the DISTRIBUTION segment decreased by $48.2 million to $78.8 million for the six-month period ended June 30, 2002 compared to $127.0 million for the same six-month period of 2001. The decrease is largely attributable to the divestiture of Interfruver de Mexico, S.A. de C.V. in November 2001, which accounted for $46.4 million of sales for the six-month period ended June 30, 2001. (Interfruver still serves as the Company's distributor of fresh produce harvested by ABSA, but sales to Interfruver are now recorded as revenues from unaffiliated customers of the Farming segment). Revenues of the U.S. distribution companies decreased by $4.7 million, or 8%, for the six-month period ended June 30, 2002 compared to the same six-month period of 2001, due to the lack of production from Culiacan and Hermosillo. Revenues of Premier Fruits & Vegetables, BBL Inc. in Canada increased by $2.8 million, or 11%. In addition, gross profit relating to the Distribution Segment decreased by $6.0 million, or 46% for the six-month period ended June 30, 2002 compared to the same six-month period of 2001 due to (i), the impact of the divestiture of Interfruver (gross profit for the six months of 2001 was $4.0 million); (ii) a decrease of $2.5 million in the gross profit generated from the U.S. distribution companies; and (iii) offsetting the decreases was a $0.5 million increase in the gross profit of Premier Fruits & Vegetables, BBL Inc. in Canada. Selling and administrative expenses relating to the Distribution segment decreased by $2.1 million for the six-month period ended June 30, 2002 compared to the same six-month period of 2001. The decrease is entirely due to the divestiture of Interfruver. All of the above factors resulted in a $3.9 million decrease in the operating profit of the Distribution segment for the six-month period ended June 30,2002 compared to the same six-month period of 2001 ($6.1 million for the first six-month period of 2001 compared to $2.2 million for the first six-month period 2002. As a percentage of sales, operating profit decreased to 2.9% for the first six months of 2002 compared to 4.8% for the first six months of 2001.

        Amortization of goodwill, patents and trademarks, which are expensed in each of the segments, decreased by $0.6 million to zero for the six-month period ended June 30, 2002 compared to $0.6 million for the same six-month period of 2001. The decrease is primarily due to the $29.9 million impairment charge recorded in the fourth quarter of 2001. The Company wrote-down the value of its goodwill to zero and the value of its patents and trademarks to $3.0 million at December 31, 2001. In addition, the amortization expense relating to the patents and trademarks for the six-month period ended June 30, 2002 and 2001 are included as part of discontinued operations on the statement of operations.

        Corporate administrative expenses decreased by $0.3 million to $1.1 million for the six-month period ended June 30, 2002 compared to $1.4 million for the same six-month period of 2001. The decrease is primarily due to the receipt of $0.4 million in insurance proceeds during the first quarter of 2002 as reimbursement for a portion of legal expenses that the Company had incurred over the past five years associated with various shareholder lawsuits. These proceeds were recorded as an offset to administrative expenses.

        Interest expense increased from $1.3 million in the first six months of 2001 to $4.7 million in the same period of 2002.

        The decrease in income tax expense of $0.4 million to $0.7 million for the six-month period ended June 30, 200 compared to the same six-month period of 2001 is primarily due to the divestiture of Interfruver, which generated an income tax expense of $0.5 million during the six-month period ended June 30, 2001.

        The share of income and or loss in subsidiaries allocable to minority interests was zero for the six-month period ended June 30, 2002 and $0.2 million for the same six-month period of 2001. The allocation of the share of profits and or losses are consistent with the minority positions held across the operating subsidiaries of the Company and reflect the impact of the divestiture of Interfruver on minority interest income generated during the first six-months of 2001.

Capital Expenditures

        During the first six months of 2002, the Company made capital investments of $1.0 million. The majority of the funds were spent to purchase stakes used to grow ABSA's tomato and pepper products and construct growing facilities in Todo Santos.

Liquidity and Capital Resources

        Statement of Cash Flows.    For the six-month period ended June 30, 2002, the Company generated $3.1 million of cash from operating activities. Net loss, minority interests share of income and or loss, the addback of depreciation and other non-cash items accounted for the use of $5.2 million. Accounts receivable and advances to growers were increased by $3.6 million, as the Company collected cash on the carryover of the Todo Santos harvest from the 2001 year-end and reduced its grower receivables in conjunction with the conclusion of the 2001 Todo Santos winter harvest and a large portion of the Culiacan harvest. Inventories decreased by $2.9 million due to the Culiacan harvest season.

        For the six-month period ended June 30, 2002, the Company used $1.0 million in investing activities. All of this cash was spent on the acquisition of property, plant and equipment for the fresh produce business.

        Net cash used in financing activities during the first six months of 2002 totaled $1.0 million. A pay down of the preseason credit facility from U.S. banks of $3.2 million accounted for the vast majority of this cash usage, as the fresh produce business reduced its line of credit consistent with its working capital requirements, offset by increases in related party payables for interest on loans from related parties.

        Bank Debt; Default.    All of the Company's $6.9 million of bank debt at June 30, 2002 was associated with Bionova Produce, Inc., the Company's distribution subsidiary in Nogales, Arizona. As described below, Bionova Produce is in default with respect to certain covenants related to this debt. There are three primary components to the bank debt, each of which is guaranteed by Savia. The first component of the bank debt is a term loan in an amount of $3.3 million which was due and paid in full on June 30, 2002. The second component of the debt is a five-year loan collateralized by real property, with principal and interest payable monthly through August 30, 2006. The third component of the bank debt is a $6 million revolving line of credit, the principal which is due in full on September 30, 2002.

        The revolving line of credit is collateralized by accounts receivable and other assets. As of July 31, the amount borrowed on this revolving line exceeded the amount permitted under Bionova Produce's borrowing base. Management has been working with the bank to cure the default. Management expects to come into compliance with its loan restrictions within the next thirty days through increasing its borrowing base (due to additional accounts receivable that will be generated) and paying down its loan as additional funds become available. However, the bank has the right at any time to demand that the company pay it outstanding borrowings under the bank agreements in full or to exercise other remedies under the loan agreement.

        Cash Needs.    Within the next 30 days, Bionova Produce will need cash to begin funding grower advances for the growing season in Culiacan. To maintain approximately the same level of growing and distribution activity as last year, Bionova Produce will need to fund approximately $2.2 million over the next 4 months. Though ABSA continues to try to sell excess real estate in Mexico, the depressed real estate market in Mexico makes it difficult to anticipate whether any substantial proceeds can be realized in the next several months. Therefore, Bionova Produce and ABSA have been working to renew its revolving line of credit and to obtain another "pre-season" term loan of at least $3.3 million (which is consistent with the amount borrowed in 2001) to provide the necessary funds to invest in the next Culiacan winter growing season. Negotiations on these loans cannot proceed until Bionova Produce cures the existing default. There can be no assurance the bank will agree to provide this term loan or renew the revolving line of credit when it comes due. If these loans cannot be obtained, the Company will have to scale back its growing and distribution activities during the next growing season. In 2001, the Culiacan winter growing season accounted for 22% of the produce business's total revenues.

        Debt to Savia.    At June 30, 2002 Bionova Holding and its subsidiaries were indebted to Savia and its subsidiaries (other than Bionova Holding) in a total amount of $91.4 million. Of this total, $19.9 million was owed by ABSA and is accruing interest at a rate of approximately 9% per annum. Bionova Holding had debt of $68.7 million to Savia. The Bionova Holding debt currently is accruing interest at a rate of approximately 12.5% per annum. Other subsidiaries of Bionova Holding had related party accounts due to Savia and its subsidiaries that accounted for the balance of the $2.8 million. All of the Bionova Holding debt originally was due to be paid by March 23, 2002, but was extended by agreement between Bionova Holding and Savia until December 31, 2002. The other related party accounts due to Savia and its subsidiaries have varying maturities, and all are due at various times in 2002. At this time, Bionova Holding does not know how this indebtedness will be handled.

        Going Concern Issues.    As a result of the Company's operating losses during the past five years and its current financial structure, there continues to be substantial doubt about the Company's ability to continue as a going concern. Management has been and is continuing to address the Company's financial condition by shutting down the operations of its research and development business and trying to sell non-core assets of the fresh produce business. The Company still must find a solution to the $91.4 million of debt plus additional interest accruing from June 30, 2002 that is due to Savia and its subsidiaries during 2002 as well as cure its bank covenant violations. There can be no assurance that these actions will result in sufficient working capital to significantly improve the Company's current financial position or its results of operations nor can there be any assurance the Company will be able to meet its obligations in 2002 or beyond. This raises substantial doubt about the Company's ability to continue as a going concern.

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

RISKS RELATING TO OUR FINANCIAL CONDITION

We may continue to sustain losses and accumulate deficits in the future

        We have sustained losses in every year of our existence from 1996 through 2001. As of June 30, 2002 our accumulated deficit was $200.3 million. For the year ended December 31, 2001, we had a net loss of $56.6 million. The factors that caused these losses, including factors described in this section, may continue to limit our ability to make a profit in the future.

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

Our leveraged position could cause us to be unable to meet our capital needs, which could hurt our financial condition

        As of June 30, 2002 we had a working capital deficit of $71.7 million and a stockholders deficit of $28.6 million. We had $6.9 million of debt with banks and $91.4 million of debt plus accrued interest with Savia and Savia's subsidiaries. This level of indebtedness may pose substantial risks to our company and to our stockholders, including the possibility that we may not generate sufficient cash flow to pay our outstanding debts. Our level of indebtedness may also adversely affect our ability to incur additional indebtedness and finance our future operations and capital needs, and may limit our ability to pursue other business opportunities.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        The table below provides information about the Company's derivative financial instruments consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Weighted average variable rates are based on implied forward rates in the yield curve on June 30, 2002. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars and Mexican pesos, and are indicated accordingly in the table below.

	Expected maturity date 2002	Total	Fair Value
	(Millions of Dollars)
Short-term debt:
U.S. dollar variable rate.	$6.9	$6.9	$6.9
Average interest rate	6%

        The Company tries to use the most cost-effective means to fund its operating and capital needs. Fixed or variable debt will be borrowed in both U.S. dollars and Mexican pesos. The Company borrows Mexican pesos to provide for its working capital needs in its Mexican operations. At June 30, 2002 the Company had no debt denominated in Mexican pesos. To minimize exchange risk associated with the importation of products, the Company will enter into forward exchange contracts where the functional currency to be used in the transaction is dollars.

Exchange Rate Risk

        At June 30, 2002 the Company did not hold any financial instruments subject to exchange rate risk.

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

At December 31, 2001

	Carrying Amount	Fair Value
On-balance sheet commodity position:
Fresh produce crops in process inventory ($US in millions)	$5.7	$5.7
Fixed price contracts:
Contract volumes (3,038,000 boxes)
Weighted average unit price (per 3,038,000 boxes)	$8.76	$8.76
Contract amount ($US in millions)	$26.6	$26.6

        In order to manage the exposure to commodity price sensitivity associated with fresh produce products, the Company enters into fixed price contracts with certain customers which guarantee specified volumes for the growing season or the year at a fixed price.

PART II—OTHER INFORMATION

Item 5. Other Information

Shutdown of Technology Business

        On May 13, 2002 Bionova Holding announced it had begun closing down its research and development operations, including all of the activities carried out through its wholly owned DNAP and VPP subsidiary companies. The focus of DNAP's research during the past year had been the production of transgenic plants which provide improved disease resistance for fruit and vegetable crops. Concerns about public acceptance of transgenic products in these markets made producers reluctant to invest in the development of transgenic fruits and vegetables. Further, the agricultural industry has suffered from low prices for its products over the past few years, leading growers, food companies and other providers to delay new research and development investment. Despite an intensive search, these factors made it difficult for DNAP to develop new customers; and, with the absence of a customer base, DNAP was not able to obtain venture capital or other financing sufficient to continue operations. Accordingly, the research and development operations were closed down during May and June, including the Oakland facility, and all personnel was laid off. DNAP shift its focus to the licensing and sale of its intellectual property. The shutdown of operations was complete at June 30, 2002. DNAP has shifted its focus to the licensing and sale of its intellectual property. In connection with the shutdown of its business, DNAP expects to transfer its remaining assets to Bionova Holding in partial satisfaction of outstanding indebtedness.

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

BIONOVA HOLDING CORPORATION
Date: August 19, 2002	By:	/s/ GABRIEL MONTEMAYOR Gabriel Montemayor, Treasurer and Chief Financial Officer

INDEX TO EXHIBITS

3.1	Certificate of Incorporation of the Company (filed as an exhibit to the Company's Registration Statement on Form S-4 (No. 333-09975) and incorporated herein by reference).
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

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
PART II—OTHER INFORMATION
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS