Form 10-Q
period 2002-09-30
BIONOVA HOLDING CORP
filed 2002-11-21
CIK 1020866

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2002
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 0-12177

BIONOVA HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2632242 (I.R.S. Employer Identification No.)
9255 Customhouse Plaza, Suite I San Diego, California,	91909
(Address of principal executive offices)	(Zip Code)
(609) 744-8105 (Registrant's telephone number, including area code)
6701 San Pablo Avenue Oakland, California	94608
(Former address, if changed since last report)	(Zip Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of November 18, 2002, 23,480,408 shares of common stock, par value $0.01 per share, of Bionova Holding Corporation were outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

BIONOVA HOLDING CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEET
Thousands of U.S. Dollars
(except share and per share amounts)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$1,330	$2,177
Accounts receivable, net	10,071	19,978
Advances to growers, net	5,281	8,999
Net assets of discontinued operations	1,542	3,325
Inventories, net	9,926	12,785
Assets held for sale (see Note 5)	4,080	4,245
Other current assets	1,381	931

Total current assets	33,611	52,440
Property, plant and equipment, net	32,433	32,995
Other assets	10,751	10,729

Total assets	$76,795	$96,164

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$16,144	$18,528
Accounts due to related parties	95,194	89,184
Short-term bank loans	1,416	9,389
Current portion of long-term bank debt	161	161

Total current liabilities	112,915	117,262
Long-term bank debt	479	558

Total liabilities	113,394	117,820

Minority interest	284	164

Contingencies (see Note 9)
Stockholders' deficit:
Preferred stock, $0.01 par value, 5,000 shares authorized, 200 shares issued and outstanding at both September 30, 2002 and December 31, 2001, liquidation value of $10,000 per share	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 23,480,408 and 23,588,031 shares issued and outstanding on September 30, 2002 and December 31, 2001, respectively	236	236
Additional paid-in capital	171,597	171,597
Accumulated deficit	(208,530)	(193,499)
Accumulated other comprehensive income (loss)	(186)	(154)

Total stockholders' deficit	(36,883)	(21,820)

Total liabilities, minority interest, and stockholders' deficit	$76,795	$96,164

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIONOVA HOLDING CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME AND LOSS
Thousands of U.S. Dollars
(except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Total revenues	$17,697	$41,507	$106,031	$168,644

Cost of sales	18,205	38,468	100,240	153,093
Selling and administrative expenses	3,777	6,739	11,510	16,222
Amortization of goodwill, patents and trademarks	—	375	—	1,012

	21,982	45,582	111,750	170,327

Operating loss	(4,285)	(4,075)	(5,719)	(1,683)

Interest expense	(2,314)	(1,429)	(7,007)	(2,767)
Interest income	382	412	1,003	1,337
Exchange gain (loss), net	(1,097)	(396)	(756)	(651)
Shareholder litigation expense				(6,379)
Other non-operating income, net	211	403	275	128

	(2,818)	(1,010)	(6,485)	(8,332)

Loss from continuing operations before discontinued operations	(7,103)	(5,085)	(12,204)	(10,015)
Discontinued operations (see Note 8):
Loss from operations of research and development business segment	(1,185)	(1,888)	(2,083)	(7,413)

Loss before income taxes	(8,288)	(6,973)	(14,287)	(17,428)
Income tax expense	(57)	48	624	1,131

Loss before minority interest	(8,231)	(7,021)	(14,911)	(18,559)
Minority interest in net loss (profit) of subsidiaries, net.	35	532	(120)	289

Net loss	(8,196)	(6,489)	(15,031)	(18,270)
Other comprehensive income (expense) net of tax:
Foreign currency translation adjustment	(28)	157	(32)	—

Comprehensive income	$(8,224)	$(6,332)	$(15,063)	$(18,270)

Basic and diluted loss per common share	$(0.35)	$(0.28)	$(0.64)	$(0.77)

Weighted average number of common shares outstanding	23,480,408	23,588,031	23,480,408	23,588,031

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIONOVA HOLDING CORPORATION
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
Thousands of U.S. Dollars

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,031)	$(18,270)
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	120	(289)
Depreciation	2,126	2,038
Amortization of goodwill, patents and trademarks	—	986
Gain on sale of land	(247)	—
Loss on sale of subsidiaries	—	1,331
Other non-cash items	(32)	478
Net changes (exclusive of subsidiaries acquired or divested) in:
Accounts receivable and advances to growers, net	13,625	4,073
Inventories	2,859	3,640
Net assets of discontinued operations	1,783	10,929
Deferred income taxes	—	(894)
Other assets	(472)	(764)
Accounts payable and accrued expenses	(2,384)	(6,121)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,347	(2,863)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,564)	(3,904)
Proceeds from sale of property, plant and equipment	412	(30)

NET CASH USED IN INVESTING ACTIVITIES	(1,152)	(3,934)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	141	774
Repayments of short-term debt	(8,114)	(17,095)
Proceeds from long-term borrowings	—	661
Repayments of long-term debt	(79)	45
Accounts due to related parties	6,010	22,923

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,042)	7,308

Net increase (decrease) in cash and cash equivalents	(847)	511
Cash at beginning of period	2,177	3,466

Cash at end of period	$1,330	$3,977

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIONOVA HOLDING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

Note 1—Basis of Presentation

        For operating and financial reporting purposes, Bionova Holding Corporation (together with its subsidiaries, unless the context requires otherwise, "Bionova Holding" or the "Company") historically has classified its business into three fundamental areas: (1) Farming, which consists principally of interests in 100% Company-owned fresh produce production facilities and joint ventures or contract growing arrangements with other growers in Mexico; (2) Distribution, consisting principally of interests in sales and distribution companies in the United States, and Canada; and (3) Research and Development (or Technology), which until its shut down in June 2002 consisted of business units focused on the development of fruits and vegetables and intellectual properties associated with these development efforts.

        In management's opinion, the accompanying unaudited consolidated financial statements for Bionova Holding for the three and nine month periods ended September 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods. However, the accompanying unaudited consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto presented in its 2001 10-K for the fiscal year ended December 31, 2001. Footnotes which would substantially duplicate disclosures in the Company's audited consolidated financial statements for the fiscal year ended December 31, 2001 contained in the 2001 10-K report have been omitted. The interim consolidated financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending December 31, 2002.

Going Concern

        The Company incurred a net loss of $56.6 million and an operating cash flow deficiency of $3.5 million for the year ended December 31, 2001. The Company also sustained significant operating losses and operating cash flow deficiencies from 1997 through 2000. At September 30, 2002 the Company had a negative working capital position of $79.3 million and has incurred a net loss of $15.0 million for the nine months ended September 30, 2002.

        Management has been and is continuing to address the Company's financial condition by postponing the sale of its fresh produce business, selling non-core assets of the fresh produce business, and selling and licensing its intellectual property. The Company also decided during the first week of May 2002 to close down its research and development operations to eliminate the ongoing expense involved in this segment of the business (see Note 8). The Company still must find a solution to the $95.2 million of debt plus additional interest accruing from September 30, 2002 that is due to Savia and its subsidiaries during 2002. Further, Bionova Produce, Inc., one of the Company's fresh produce subsidiary companies, must secure its new lending facilities to support growing and harvesting activities for the current crop season (see Note 2). There can be no assurance that these actions will result in sufficient working capital to significantly improve the Company's current financial position or its results of operations nor can there be any assurance the Company will be able to meet its obligations in 2002 nor secure or generate the funds to take it beyond the 2002 calendar year. This raises substantial doubt about the Company's ability to continue as a going concern.

        The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Bank Debt

        There currently are two components to this debt, both of which are guaranteed by Savia. All of this debt is associated with Bionova Produce, Inc., which is a distribution subsidiary located in Nogales, Arizona. The first component of the debt is a five-year loan secured by real property and is due August 30, 2006. The second component of the bank debt is a $6 million revolving line of credit.

        As of July 31, 2002 Bionova Produce was in default on certain covenants relating to its revolving line of credit. Bionova Produce was able to cure this default and came back into compliance with the covenants of this loan facility in August. The principal on this $6 million revolving line (on which $1.4 million was outstanding on September 30, 2002) originally was due in full on September 30, but was extended to November 14, 2002, to permit Bionova Produce to complete a new set of financing facilities with its bank. While Bionova Produce is working with the bank on a further extension, since November 14th has now passed, this facility is past due, though the bank has not yet declared an event of default.

        Bionova Produce has been in negotiations with the bank to secure new credit facilities with an aggregate limit of $10.5 million, including a new revolving line of credit. Though the bank has approved the loan facilities on a preliminary basis, certain terms are still being negotiated, and the facilities have not yet been secured.

Note 3—Net Loss per Common Share

        The weighted average number of common shares outstanding during the three and nine month periods ended September 30, 2002 and 2001 was 23,480,408 and 23,588,031, respectively. On a diluted basis, assuming Savia were to convert the 200 shares of preferred stock it currently holds into common, the weighted average number of common shares outstanding during the three and nine month periods ended September 30, 2002 and 2001 would have been 46,636,524 and 46,744,147, respectively.

        In addition, the following table sets forth the potential shares of common stock related to stock options that are not included in the diluted net income or loss per share attributable to common stockholders because to do so would be anti-dilutive for the periods indicated:

	September 30
	2002	2001
	(Thousands of Shares)
Effect of dilutive securities:
Stock options outstanding	143	326

Note 4—Inventories

        Inventories were comprised of the following:

	September 30, 2002	December 31, 2001
	(Thousands of U.S. Dollars)
Finished produce	$400	$844
Growing crops	4,148	5,691
Advances to suppliers	1,566	727
Spare parts and materials	2,461	2,875
Merchandise in transit and other	1,448	2,836

	10,023	12,973
Allowance for slow moving inventory	(97)	(188)

	$9,926	$12,785

Note 5—Assets Held for Sale

        Assets held for sale were comprised of the following:

	September 30, 2002	December 31, 2001
	(Thousands of U.S. Dollars)
Agricultural land in Sinaloa, Mexico	$3,255	$3,255
Agricultural land in Guerrero, Mexico	825	825
Land and greenhouse facilities in Brentwood, California	—	165

	$4,080	$4,245

        In July 2002, the land and greenhouse facilities in Brentwood, California were sold for $0.4 million (net of commission). The Company recorded a gain of $0.2 million in the third quarter of 2002 associated with the sale of this land.

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

        Annual amortization expense on the Company's patents and trademarks is expected to be approximately $0.5 million in 2002. Pro forma net income and pro forma net income per share, excluding amortization, were the following:

	September 30, 2002	September 30, 2001
	(Thousands of U.S. Dollars)
Net loss, as reported	$(8,196)	$(18,270)
Add back: goodwill amortization	—	1,303

Pro forma net loss	$(8,196)	$(16,967)

Basic and diluted net loss per share, as reported	$(0.64)	$(0.77)
Add back: goodwill amortization per share	—	(0.06)

Pro forma basic and diluted net loss per share	$(0.64)	$(0.71)

        DNAP completed a major transaction in June 2002 in which it provided a non-exclusive license for its Transwitch technology and sold one of its patents. In return, DNAP received $1 million in cash. Since these patents were a significant component of the value of DNAP's patents and trademarks, DNAP recorded a $1 million reduction to this asset account to recognize the sale and value remaining in these assets.

Note 7—Segment Reporting

        For operating and financial reporting purposes, Bionova Holding Corporation (together with its subsidiaries, unless the context requires otherwise, "Bionova Holding" or the "Company") historically has classified its business into three fundamental areas: (1) Farming, which consists principally of interests in 100% Company-owned fresh produce production facilities and joint ventures or contract growing arrangements with other growers in Mexico; (2) Distribution, consisting principally of interests in sales and distribution companies in the United States, and Canada; and (3) Research and Development (or Technology), which until its shut down in June 2002 consisted of business units focused on the development of fruits and vegetables and intellectual properties associated with these development efforts.

        Information pertaining to the operations of these different business segments is set forth below. The Company evaluates performance based on several factors. The most significant financial measure used to evaluate business performance is business segment operating income. Inter-segment sales are accounted for at fair value as if the sales were to third parties. Segment information includes the allocation of corporate overhead to the various segments. All acquired goodwill prior to December 31, 2001 was pushed down to the companies and segments that had made the acquisitions. At

December 31, 2001 Bionova Holding determined its goodwill had become impaired and a charge was recorded to write off all of the goodwill of the Company as of that date.

	Farming	Distribution	Research and Development (Discontinued Operations)	Total of Reportable Segments
	(Thousands of U.S. Dollars)
January 1-September 30, 2002
Revenues from unaffiliated customers	$11,147	$94,884	$1,920	$107,951
Inter-segment revenues	35,161	—	—	35,161

Total revenues	46,308	94,884	1,920	143,112

Operating profit (loss)	(5,619)	1,524	(1,972)	(6,067)

Depreciation and amortization	1,852	270	4	2,126
Identifiable assets(1)	63,975	24,217	1,542	89,734
Acquisition of long-lived assets	1,447	117	—	1,564
January 1-September 30, 2001
Revenues from unaffiliated customers	$2,485	$166,159	$1,742	$170,386
Inter-segment revenues	45,095	—	—	45,095

Total revenues	47,580	166,159	1,742	215,481

Operating profit (loss)	(4,081)	4,413	(6,667)	(6,313)

Depreciation and amortization	1,554	228	1,242	3,024
Identifiable assets(1)	108,444	25,413	21,808	155,665
Acquisition of long-lived assets	2,348	1,464	92	3,904

1.
Identifiable assets for segments are defined as total assets less cash in banks, deferred income taxes and investment in shares.

        Reconciliation of the segments to total consolidated amounts is set forth below:

	January 31-September 30
	2002	2001
	Thousands of U.S. Dollars
Revenues
Revenues from unaffiliated customers	$143,112	$215,481
Inter-segment revenues	(35,161)	(45,095)
Revenues from discontinued operations	(1,920)	(1,742)

Total revenues	106,031	168,644

Loss before taxes
Total operating loss from reportable segments	(6,067)	(6,313)
Total operating loss from Bionova Holding Corporation(1)	(1,624)	(2,787)
Interest, net	(6,004)	(1,430)
Exchange gain (loss), net	(756)	(651)
Shareholder litigation expense	—	(6,379)
Other non-operating (expense) income, net	164	132

Consolidated loss before taxes	(14,287)	(17,428)

Assets
Total segment identifiable assets	89,734	155,665
Unallocated and corporate assets(2)	1,556	4,084
Eliminations(3)	(14,495)	(25,790)

Consolidated assets	76,795	133,969

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

3.
Consists principally of inter-segment intercompany balances.

        Revenue from external customers by product/service category is set forth below:

	Farming	Distribution	Research and Development (Discontinued Operations)	Total of Reportable Segments
	(Thousands of U.S. Dollars)
January 1-September 30, 2002
Core vegetables(1)	$7,827	$47,682		$55,509
Fruits and other fresh produce(2)	3,320	47,202		50,522
Contracted R&D revenue			$521	521
Licensed technology and royalties			1,399	1,399
January 1-September 30, 2001
Core vegetables(1)		80,407		80,407
Fruits and other fresh produce(2)	1,736	86,501		88,237
Contracted R&D revenue			1,324	1,324
Licensed technology and royalties			418	418

Notes:

1.
Core vegetables include tomatoes, bell peppers and cucumbers.

2.
Fruits and other fresh produce include papayas, mangoes, grapes, melons, watermelons and others.

Note 8—Closing of Research and Development Operations (Discontinued Operations)

        On May 13, 2002 Bionova Holding announced it had begun closing down its research and development operations, including all of the activities carried out through its wholly owned DNAP and VPP subsidiary companies. The focus of DNAP's research during the past year had been the production of transgenic plants which provide improved disease resistance for fruit and vegetable crops. Concerns about public acceptance of transgenic products in these markets made producers reluctant to invest in the development of transgenic fruits and vegetables. Further, the agricultural industry has suffered from low prices for its products over the past few years, leading growers, food companies and other providers to delay new research and development investment. Despite an intensive search, these factors made it difficult for DNAP to develop new customers; and, with the absence of a customer base, DNAP was not able to obtain venture capital or other financing sufficient to continue operations. Accordingly, the research and development operations were closed down during May and June, including the Oakland facility, and all personnel were laid off. DNAP shifted its focus to the licensing and sale of its intellectual property. The shutdown of operations was completed on June 30, 2002.

        In conjunction with the closing of the Company's research and development operations, DNAP and Seminis Vegetable Seeds agreed to terminate their long-term funded research agreement, which was entered into in January 1997. Seminis made a cash payment as part of the termination agreement, and DNAP acquired certain technology rights which bring value to its technology licensing and sale activities.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This Statement supersedes FASB Statement No. 121 and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. Management has been working on the plan and structure to enable the transfer of the remaining patents and trademarks of DNAP and VPP to Bionova Holding and/or its other subsidiaries.

        Revenues and losses of the Company's research and development operations for the quarter and nine months ended September 30, 2002 (in thousands of dollars) were as follows:

	Quarter Ended September 30	Nine Months Ended September 30
Revenues	$0	$1,920
Loss before provision for income taxes	(1,185)	(2,083)
Income tax expense	—	—
Net loss	(1,185)	(2,083)

        Summary data relating to the assets and liabilities of the Company's research and development operations (in thousands of dollars) at September 30, 2002 is shown below.

Current assets	$0
Total assets	1,626
Current liabilities	84
Total liabilities	84
Net assets of Research and Development	1,542

        The Company has been, and continues to work on the licensing and sale of its patents and trademarks. During the first nine months of 2002 the Company received more than $1 million in revenue associated with these activities.

Note 9—Legal Actions and Contingencies

        The Company, DNAP, and former directors of DNAP are defendants in one remaining shareholder litigation styled Gordon K. Aaron et al. v. Empresas la Moderna, S.A. de C.V., et al. This action was filed in the U.S. federal district court for the Northern District of California action and stemmed from the 1996 merger of DNAP and the fresh produce business of Bionova Holding. A substantially identical class action lawsuit styled Robert Kaczak v. Empresas la Moderna, S.A. de C.V., et al. was filed in the U.S. federal district court for the Northern District of California, and these two cases were then consolidated. The trial court dismissed all of the plaintiffs' claims, but the Court of Appeals for the Ninth Circuit reinstated some of the claims against Bionova Holding and the individuals who were named as defendants. Bionova Holding denies any wrongdoing and liability in these matters and intends to vigorously contest these lawsuits.

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

Note 10—Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation. Further, the unaudited consolidated financial statements for Bionova Holding presented for the three and nine month periods ended September 30, 2002 and 2001 were prepared in accordance with FASB 144 to reflect the effects of the discontinued operations of the research and development business and the continuing operations of the Company's fresh produce farming and distribution business.

Note 11—New Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt SFAS No. 146 during the first quarter of 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. The effect on adoption of SFAS No. 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred; however, the Company does not expect the adoption of SFAS No. 146 will have a material impact on the Company's financial position and results of operations.

Note 12—Related Party Transactions

        Beginning in the third quarter of 2002, and continuing into the fourth quarter, four of the Company's senior managers deferred receipt of their salary compensation because of the Company's tight cash situation. At September 30, 2002 this deferred salary compensation amounted to $0.1 million. In addition, the president of the Company's fresh produce business loaned the Company $0.2 million in the month of August 2002.

        In the third quarter of 2002 DNAP executed a transaction with Seminis Vegetables Seeds, Inc., a majority owned subsidiary of Savia. This transaction provided Seminis with a non-exclusive right to produce on a worldwide basis, and an exclusive right to sell in Europe and Asia DNAP's patented bell peppers. DNAP received an advance cash payment of $2 million against future royalty payments. The agreement provides that after two years Seminis has the right to terminate the agreement and that DNAP would be required to reimburse Seminis for any unearned portion of the royalty advance. Accordingly, DNAP recorded this advance on royalties as Accounts due to Related Parties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company

        Bionova Holding Corporation, a Delaware corporation (together with its subsidiaries, unless the context requires otherwise, "Bionova Holding" or the "Company"), was formed in January 1996, and acts as a holding company for (i) Agrobionova, S.A. de C.V., a corporation organized under the laws of the United Mexican States, of which the Company owns 98.6% ("ABSA"), (ii) International Produce Holding Company, a Delaware corporation, of which the Company owns 100% ("IPHC"), (iii) DNA Plant Technology Corporation, a Delaware corporation, of which the Company owns 100% ("DNAP"), and (iv) VPP Corporation, a Delaware corporation, of which the Company owns 100% ("VPP"). Approximately 77% of the outstanding common stock of the Company is indirectly owned by Savia, S.A. de C.V.

        For operating and financial reporting purposes, Bionova Holding Corporation (together with its subsidiaries, unless the context requires otherwise, "Bionova Holding" or the "Company") historically has classified its business into three fundamental areas: (1) Farming, which consists principally of interests in 100% Company-owned fresh produce production facilities and joint ventures or contract growing arrangements with other growers in Mexico; (2) Distribution, consisting principally of interests in sales and distribution companies in the United States, and Canada; and (3) Research and Development (or Technology), which until its shut down in June 2002 consisted of business units focused on the development of fruits and vegetables and intellectual properties associated with these development efforts.

Results of Operations

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

        Consolidated total revenues declined to $17.7 million for the quarter ended September 30, 2002 from $41.5 million in the same quarter of 2001, consolidated gross profit (sales less cost of sales) declined to a loss of $0.5 million for the quarter ended September 30, 2002 from a profit of $3.0 million in the same quarter of 2001, and the Company's consolidated operating loss declined to $4.3 million for the quarter ended September 30, 2002 from a loss of $4.1 million in the same quarter of 2001.

        FARMING segment revenues, the majority of which are eliminated in consolidation, were down slightly from $3.3 million in the quarter ended September 30, 2002 as compared with $3.5 million in the same quarter of 2001. While total production volumes were relatively equal across the corresponding quarters, yields were down significantly from the third quarter of 2001 to the third quarter of 2002. This was a consequence of poor market conditions and crop quality associated with grape production in Hermosillo and tomato production in Todo Santos and Obregon in 2002. These poor yields translated directly through to the higher 2002 operating loss in this segment of the business, as the Farming segment operating loss in the third quarter of 2001 was $1.8 million as compared with a loss of $3.0 million in the same quarter of 2002.

        Revenues of the DISTRIBUTION segment declined by $23.0 million to $16.1 million for the quarter ended September 30, 2002 from $39.1 million in the same quarter of 2002. This decline was entirely attributable to the divestiture of Interfruver de Mexico, S.A. de C.V. in November 2001, which accounted for $24.8 million of sales in the third quarter of 2001. (Interfruver still serves as the Company's distributor of fresh produce harvested by ABSA, but sales to Interfruver are now recorded as revenues from unaffiliated customers of the Farming segment). Revenues of the U.S. distribution companies decreased by $1.4 million, or 27%, for the quarter ended September 30, 2002 as compared with the same quarter of 2001 due to a 46% decline in production volumes. Partially offsetting the impact of this decline in volumes on gross margin was 36% higher average selling prices due to a better product mix. (Vine Sweet mini peppers, which sell at significantly higher prices with higher margins represented a much higher percentage of revenues in the third quarter of 2002 than the same quarter in 2001.) Revenues of Premier Fruits & Vegetables, BBL Inc. in Canada increased by $3.2 million, or 35%. Gross profit of the Distribution Segment decreased by $1.8 million in the third quarter of 2002 as compared with the third quarter of 2001 due to (i) the impact of the divestiture of Interfruver (gross profit in the third quarter of 2001 was $1.5 million); (ii) a decrease of $0.7 million in the gross profit generated by the U.S. distribution companies; and (iii) offset in part by a $0.4 million increase in the gross profit of Premier Fruits & Vegetables, BBL Inc. in Canada. Selling and administrative expenses of the Distribution segment decreased by $2.3 million for the quarter ended September 30, 2002 as compared with the same quarter in 2001. The decrease was a result of (i) the divestiture of Interfruver and (ii) a $0.8 million reduction in expenses, mainly related to salaries. The combination of these factors contributed to a $0.8 million decrease in the operating loss of the Distribution segment for the quarter ended September 30, 2002 as compared with the same quarter of 2001 ($1.1 million operating loss in the third quarter of 2001 as compared with a $0.3 million operating loss in the third quarter of 2002).

        Amortization of goodwill, patents and trademarks, which are expensed in each of the segments, declined from $0.7 million in the third quarter of 2001 to $0.1 in the third quarter of 2002 ($0.3 million of the 2001 expense and all of the 2002 expense are reflected in the results of discontinued operations). This decline was due to the significant impairment charges recorded in the fourth quarter of 2001, which reduced the Company's goodwill to zero and the value of its patents and trademarks to $3.0 million at December 31, 2001.

        Corporate administrative expenses declined from $1.6 million in the third quarter of 2001 to $0.7 million in the same period of 2002. This decline was attributable to a reduction in legal and other administrative expenses.

        Interest expense increased from $1.4 million in the third quarter of 2001 to $2.3 million in the third quarter of 2002.

        The loss from the discontinued operations of the research and development segment declined from $1.9 million in the third quarter of 2001 to $1.2 million in the third quarter of 2002. This reduction was the result of the shut down of the Company's research and development operations in June 2002 and a reduction in amortization expense associated with goodwill and patents and trademarks. While the shut down of operations eliminated most of the costs in this business segment, the Company recognized certain costs in the third quarter of 2002 carrying over from the shut down and to license and sell some of its technology patents.

        The share of the loss in subsidiaries allocable to minority interests was almost zero in the third quarter of 2002 as compared with $0.5 million in the same quarter of 2001. These allocations of the share of profits and losses were consistent with the minority positions held across the operating subsidiaries of the Company and reflect the impact of the divestiture of Interfruver on minority interest income in the third quarter of 2001.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

        Consolidated total revenues declined to $106.0 million for the nine month period ended September 30, 2002 from $168.6 million for the same nine month period of 2001, consolidated gross profit (sales less cost of sales) declined to $5.8 million for the nine month period ended September 30, 2002 from $15.6 million in the same nine month period of 2001, and the Company's consolidated operating loss totaled $5.7 million for the nine month period ended September 30, 2002 as compared with a $1.7 million loss in the same nine month period of 2001.

        FARMING segment revenues, the majority of which are eliminated in consolidation, decreased by $1.3 million to $46.3 million for the nine month period ended September 30, 2002 as compared with $47.6 million for the same nine month period of 2001. Production volumes increased by 3.8% from the nine month period ended September 30, 2001 to the same period in 2002, while the average selling prices for the Company's fresh produce declined by 6.3% between these corresponding nine month periods. The decline in selling prices more than offset the improvement in production volumes which accounted for a worsening of Farming gross profit (sales less cost of sales) from a loss of $0.8 million in the first nine months of 2001 to a loss of $2.4 million in the same period of 2002. Selling and administrative expenses of the Farming segment for the first nine months of 2002 declined by 10.7%, or $0.3 million, as compared with the first nine months of 2001. The consequence of these combined factors caused the Farming operating loss to increase by 38% from $4.1 million for the first nine months of 2001 to $5.6 million for the same period of 2002.

        Revenues of the DISTRIBUTION segment declined by $71.3 million to $94.9 million for the nine month period ended September 30, 2002 from $166.2 million for the same nine month period of 2001. This decline was entirely attributable to the divestiture of Interfruver de Mexico, S.A. de C.V. in November 2001, which accounted for $71.2 million of sales for the nine month period ended September 30, 2001. (Interfruver still serves as the Company's distributor of fresh produce harvested by ABSA, but sales to Interfruver are now recorded as revenues from unaffiliated customers of the Farming segment). Revenues of the U.S. distribution companies decreased by $6.1 million, or 10%, for the nine month period ended September 30, 2002 as compared with the same nine month period of 2001, and this decrease was due largely to lower prices. Revenues of Premier Fruits & Vegetables, BBL Inc. in Canada increased by $6.0 million, or 18.2%. Gross profit relating to the Distribution Segment decreased by $7.5 million, or 47.7% for the nine month period ended September 30, 2002 as compared with the same nine month period of 2001 due to (i), the impact of the divestiture of Interfruver (gross profit for the nine months of 2001 was $5.6 million); (ii) a decrease of $2.9 million in the gross profit generated by the U.S. distribution companies; and (iii) offset in part by a $1.0 million increase in the gross profit of Premier Fruits & Vegetables, BBL Inc. in Canada. Selling and administrative expenses relating to the Distribution segment decreased by $4.4 million for the nine month period ended September 30, 2002 as compared with the same nine month period of 2001. The decrease was a result of (i) the divestiture of Interfruver and (ii) a reduction of $0.5 million in expenses, mainly related to salaries. The combination of these factors contributed to a $2.9 million decrease in the operating profit of the Distribution segment from $4.4 million for the first nine months of 2002 as compared with $1.5 million for the same period of 2001. The divestiture of Interfruver accounted for the majority of this decline, as Interfruver generated an operating profit of $1.9 million during the first nine months of 2001. As a percentage of sales, operating profit decreased to 1.6% for the first nine months of 2002 as compared with 2.7% for the first nine months of 2001.

        Amortization of goodwill, patents and trademarks, which are expensed in each of the segments, declined from $2.3 million in the first nine months of 2001 to $0.4 in the first nine months of 2002

($1.4 million of the 2001 expense and all of the 2002 expense are reflected in the results of discontinued operations). This decline was due to the significant impairment charges recorded in the fourth quarter of 2001, which reduced the Company's goodwill to zero and the value of its patents and trademarks to $3.0 million at December 31, 2001.

        Corporate administrative expenses declined from $2.8 million in the first nine months of 2001 to $1.6 million in the same period of 2002. This decline was attributable to a reduction in legal and other administrative expenses.

        Interest expense increased from $2.8 million in the first nine months of 2001 to $7.0 million in the first nine months of 2002.

        A $6.4 million charge was recorded in the second quarter of 2001 for shareholder litigation expense due to a court ruling issued by the California Superior Court in favor of the Grace Brothers against DNAP. DNAP settled this dispute with the Grace Brothers during the fourth quarter of 2001.

        The loss from the discontinued operations of the research and development segment declined from $7.4 million in the first nine months of 2001 to $2.1 million in the period of 2002. This reduction was the result of staffing reductions undertaken during the second quarter of 2001 in an effort to conserve cash, resources, the subsequent shut down of the Company's research and development operations in June 2002, and a reduction in amortization expense associated with goodwill and patents and trademarks.

        The decline in income tax expense from $1.1 million in the first nine months of 2001 to $0.6 million in the same nine months of 2002 was a consequence of the divestiture of Interfruver, which recorded income tax of $0.7 million in the first nine months of 2001.

        The share of income in subsidiaries allocable to minority interests was a loss of $0.3 million in the first nine months of 2001 as compared with income of $0.1million in the same nine months of 2002. These allocations of the share of profits were consistent with the minority positions held across the operating subsidiaries of the Company.

Capital Expenditures

        During the first nine months of 2002 the Company made capital investments of $1.6 million. The majority of the funds was spent to purchase stakes used to grow ABSA's tomato and pepper products and construct growing facilities in Todo Santos.

Liquidity and Capital Resources

        Statement of Cash Flows.    For the nine months ended September 30, 2002, the Company generated $2.4 million of cash from operating activities. Net income, minority interests share of profit, the addback of depreciation and other non-cash items accounted for the use of $13.1 million. Accounts receivable and advances to growers were reduced by $13.6 million, and inventories were reduced by $2.9 million, as the Company collected cash on the carryover of the Todo Santos harvest from year-end 2001 and had a very low level of grower receivables and inventories at the end of the third quarter of 2002 as compared with December 31, 2001. Accounts payable declined by $2.4 million. This pattern of decreases in receivables, inventories, and payables is consistent with the typical growing and harvesting periods within the year.

        For the nine months ended September 30, 2002, the Company used $1.2 million in investing activities. Almost all of the cash used to purchase property, plant and equipment was spent on the fresh produce business. DNAP received net proceeds (after commission) of $0.4 million on the sale of its Brentwood land.

        Net cash used in financing activities during the first nine months of 2002 totaled $2.0 million. A pay down of the preseason credit facility from U.S. banks of $3.2 million and a reduction in the Company's use of its revolving line of credit accounted for the reduction of this cash usage, as the fresh produce business reduced its line of credit consistent with its working capital requirements. Accounts due to related parties increase by $6.0 million due to interest being charged on the related party payables.

        Bank Debt.    All of the Company's $2.1 million of bank debt at September 30, 2002 ($1.6 million of which was short-term) was associated with Bionova Produce, Inc., the Company's distribution subsidiary in Nogales, Arizona. There are two components to this debt, both of which are guaranteed by Savia. The first component of the debt is a five-year loan secured by real property and is due August 30, 2006. The second component of the bank debt is a $6 million revolving line of credit, the principal of which originally was due in full on September 30, 2002, but was extended to November 14, 2002, to permit Bionova Produce to complete a new set of financing facilities with its bank. While Bionova Produce is working with the bank on a further extension, since November 14th has now passed, this facility is past due, though the bank has not yet declared an event of default.

        Bionova Produce has been in negotiations with the bank to secure three new credit facilities with an aggregate limit of $10.5 million. These facilities consist of (i) a revolving line of credit in an amount up to $7.0 million secured by accounts receivable and inventories of Bionova Produce, (ii) a seasonal pre-harvest credit facility in an amount up to $1.75 million secured by certain physical assets, and (iii) a term credit facility secured by certain physical assets of Bionova Produce in an amount up to $1.75 million. These three facilities would also be guaranteed by Savia in an amount up to $10.0 million. Though the bank has approved the loan facilities on a preliminary basis, certain terms are still being negotiated, and the facilities have not yet been secured.

        Bionova Produce already has scaled back its plan to fund certain third party growers because of delays in completing these negotiations and receiving the funds on which it had been relying. As a result of these cutbacks, ABSA and Bionova Produce expect their revenues for the fourth quarter of 2002 and the first quarter of 2003 to be lower than comparable periods in prior years. Furthermore, if Bionova Produce experiences any significant delay in securing its new bank facilities, its operations will be adversely affected and Bionova Produce may not have the funds to advance to ABSA and the third party growers to which it and ABSA have already committed to harvest crops in December. If ABSA is not able to harvest the crops and Bionova Produce does not receive the produce it had planned to sell over the winter harvest season, the Company will be not generate all of the cash it had forecast and in all likelihood, may not be able to meet all of its financial obligations.

        Debt to Savia.    At September 30, 2002 Bionova Holding and its subsidiaries were indebted to Savia and its subsidiaries (other than Bionova Holding) in a total amount of $95.2 million. Of this total $20.7 million was owed by ABSA and is accruing interest at a rate of approximately 9% per annum. Bionova Holding had debt of $69.0 million to Savia. The Bionova Holding debt currently is accruing interest at a rate of approximately 12.5% per annum. Other subsidiaries of Bionova Holding had related party accounts due to Savia and its subsidiaries that accounted for the balance of the $5.5 million. All of the Bionova Holding debt originally was due to be paid by March 23, 2002, but was extended by agreement between Bionova Holding and Savia until December 31, 2002. The other related party accounts due to Savia and its subsidiaries have varying maturities, and all are due at various times in 2002. At this time, Bionova Holding does not know how this indebtedness will be handled.

        Going Concern Issues.    As a result of the Company's operating losses during the past five years and its current financial structure, there continues to be substantial doubt about the Company's ability to continue as a going concern. Management has been and is continuing to address the Company's financial condition by shutting down the operations of its research and development business, selling non-core assets of the fresh produce business, and selling and licensing its intellectual property. (Since the end of the third quarter, ABSA sold some land in Culiacan for $2.5 million and several licenses have been granted on patents held by DNAP.) The Company still must find a solution to the $95.2 million of debt plus additional interest accruing from September 30, 2002 that is due to Savia and its subsidiaries during 2002 as well as securing new credit facilities with its bank. There can be no assurance that these actions will result in sufficient working capital to significantly improve the Company's current financial position or its results of operations nor can there be any assurance the Company will be able to meet its obligations in 2002 or beyond. This raises substantial doubt about the Company's ability to continue as a going concern.

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

RISKS RELATING TO OUR FINANCIAL CONDITION

We may continue to sustain losses and accumulate deficits in the future

        We have sustained losses in every year of our existence from 1996 through 2001. As of September 30, 2002 our accumulated deficit was $208.5 million. For the year ended December 31, 2001, we had a net loss of $56.6 million. The factors that caused these losses, including factors described in this section, may continue to limit our ability to make a profit in the future.

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

Our leveraged position could cause us to be unable to meet our capital needs, which could hurt our financial condition

        At September 30, 2002 we had a working capital deficit of $79.3 million and a stockholders deficit of $36.9 million. We had $2.1 million of debt with banks and $95.2 million of debt with Savia and Savia's subsidiaries. This level of indebtedness may pose substantial risks to our company and to our stockholders, including the possibility that we may not generate sufficient cash flow to pay our outstanding debts. Our level of indebtedness may also adversely affect our ability to incur additional indebtedness and finance our future operations and capital needs, and may limit our ability to pursue other business opportunities.

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

We may incur significant liability as a result of stockholder lawsuits

        The Company and its subsidiary, DNA Plant Technology Corporation, have been sued in several lawsuits relating to the 1996 merger transaction (the "Merger") in which DNAP became a subsidiary of the Company. In those lawsuits, the former preferred stockholders of DNAP alleged they should have received much more consideration for their shares in the Merger than they did. One of these cases is still pending. If the Company is ultimately found to be liable in this case, the value of the potential judgment could be far more than the Company could afford to pay.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        The table below provides information about the Company's derivative financial instruments consisting primarily of debt obligations that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts. Weighted average variable rates are based on implied forward rates in the yield curve on September 30, 2002. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instrument's actual cash flows are denominated in both U.S. dollars and Mexican pesos, and are indicated accordingly in the table below.

	Expected maturity date
	2002	2003	2004	2005	2006	Total	Fair Value
	(Millions of Dollars)
Short-term debt:
U.S. dollar variable rate	$1.6					$1.6	$1.6
Average interest rate	6%
Long-term debt:
U.S. dollar fixed rate	$0.0	$0.1	$0.1	$0.2	$0.1	$0.5	$0.5
Average interest rate	9%	9%	9%	9%	9%

        The Company tries to use the most cost-effective means to fund its operating and capital needs. Fixed or variable debt will be borrowed in both U.S. dollars and Mexican pesos. The Company borrows Mexican pesos to provide for its working capital needs in its Mexican operations. At September 30, 2002 the Company had no debt denominated in Mexican pesos. To minimize exchange risk associated with the importation of products, the Company will enter into forward exchange contracts where the functional currency to be used in the transaction is dollars.

Exchange Rate Risk

        At September 30, 2002 the Company did not hold any financial instruments subject to exchange rate risk.

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

Item 4. Controls and Procedures

  (a) Evaluation of disclosure controls and procedures

        Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of our 'disclosure controls and procedures' (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer concluded that our disclosure controls and procedures need improvement. (See Item 4(b) below)

  (b) Changes in internal controls

        In connection with the preparation of the Company's financial statements as of and for quarter ended September 30, 2002, management in conjunction with our financial advisors identified certain deficiencies in the Company's internal control procedures that would be deemed to be a material weakness under standards established by the American Institute of Certified Public Accountants. The deficiencies relate to the Company's accounting and financial reporting infrastructure for collecting, analyzing, and consolidating information to prepare the financial statements for the consolidated Company. These matters have been discussed with our independent accountants and with the Audit Committee of the Board of Directors of the Company. To address the weakness, the Company plans to review, and if necessary, develop a new set of consolidating systems and procedures for financial statement preparation prior to year-end 2002.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        The Company, DNAP, and former directors of DNAP are defendants in one remaining shareholder litigation styled Gordon K. Aaron et al. v. Empresas la Moderna, S.A. de C.V., et al. This action was filed in the U.S. federal district court for the Northern District of California action and stemmed from the 1996 merger of DNAP and the fresh produce business of Bionova Holding. A substantially identical class action lawsuit styled Robert Kaczak v. Empresas la Moderna, S.A. de C.V., et al. was filed in the U.S. federal district court for the Northern District of California, and these two cases were then consolidated. The trial court dismissed all of the plaintiffs' claims, but the Court of Appeals for the Ninth Circuit reinstated some of the claims against Bionova Holding and the individuals who were named as defendants. Bionova Holding denies any wrongdoing and liability in these matters and intends to vigorously contest these lawsuits.

Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of stockholders of the Company was held on August 27, 2002. At the meeting, the stockholders elected five directors of the Company. The results of the voting were as follows:

Election of Directors	Number of Shares Voted For	Number of Shares Withheld
Bernardo Jiménez	22,507,474	37,464
Adrian Rodriguez	22,507,647	37,291
Alejandro Perez	22,506,584	38,354
Alejandro Sanchez	22,507,637	37,301
Dr. Eli Shlifer	22,507,357	37,581

Item 5. Other Information

Continued Listing on the American Stock Exchange

        By letter dated, September 9, 2002, Bionova Holding was informed of the intention of the American Stock Exchange ("AMEX") to proceed to file an application with the Securities and Exchange Commission to strike the Company's common stock from listing and registration on the Exchange. Bionova Holding subsequently requested an oral hearing before a Listing Qualifications Panel of the AMEX. The Company then proceeded to submit certain information to the AMEX and held some discussions with members of the AMEX staff. On October 31, 2002 Bionova Holding was advised that based on the information the Company had provided, the Staff was reviewing whether to withdraw its September 9, 2002 determination to remove the Company's common stock from listing and registration on the Exchange. As a consequence, the oral hearing has been delayed for an indeterminate period.

Related Party Transactions

        Beginning in the third quarter of 2002, and continuing into the fourth quarter, four of the Company's senior managers deferred receipt of their salary compensation because of the Company's tight cash situation. At September 30, 2002 this deferred salary compensation amounted to $0.1 million. In addition, the president of the Company's fresh produce business loaned the Company $0.2 million in the month of August 2002.

        In the third quarter of 2002 DNAP executed a transaction with Seminis Vegetables Seeds, Inc., a majority owned subsidiary of Savia. This transaction provided Seminis with a non-exclusive right to produce on a worldwide basis, and an exclusive right to sell in Europe and Asia DNAP's patented bell peppers. DNAP received an advance cash payment of $2 million against future royalty payments. The agreement provides that after two years Seminis has the right to terminate the agreement and that DNAP would be required to reimburse Seminis for any unearned portion of the royalty advance.

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

(b)
Reports on Form 8-K

    On August 20, 2002, the Company filed a Form 8-K containing the officer certifications submitted to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIONOVA HOLDING CORPORATION
Date: November 19, 2002
	By:	/s/ BERNARDO JIMENEZ Bernardo Jiménez Chief Executive Officer

Certification Pursuant to
Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Bernardo Jimenez, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Bionova Holding Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c.
presented in this quarterly report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 19, 2002
/s/ BERNARDO JIMENEZ Bernardo Jiménez Chief Executive Officer

Certification Pursuant to
Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Fernando Menendez, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Bionova Holding Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c.
presented in this quarterly report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b.
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002
/s/ FERNANDO MENENDEZ Fernando Menendez Principal Financial Officer

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

        In connection with the accompanying Quarterly Report of Bionova Holding Corporation (the "Company") on Form 10-Q for the period ended September 30, 2002 (the "Report"), I, Bernardo Jimenez, Chief Executive Officer of the Company, hereby certify that to my knowledge:

  (1)
  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

  (2)
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 19, 2002
/s/ BERNARDO JIMENEZ Bernardo Jiménez Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

        In connection with the accompanying Quarterly Report of Bionova Holding Corporation (the "Company") on Form 10-Q for the period ended September 30, 2002 (the "Report"), I, Fernando Menendez, Chief Financial Officer of the Company, hereby certify that to my knowledge:

  (1)
  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

  (2)
  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 19, 2002
/s/ FERNANDO MENENDEZ Fernando Menendez Principal Financial Officer

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
BIONOVA HOLDING CORPORATION NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2002
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
Certification Pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)
CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)