Form 10-K
period 2002-12-31
BIONOVA HOLDING CORP
filed 2003-04-30
CIK 1020866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________

Commission File Number: 0-12177

BIONOVA HOLDING CORPORATION
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	75-2632242
(State of incorporation)	(I.R.S. Employer Identification No.)

9255 Customhouse Plaza, Suite I San Diego, California	92154
(Address of principal executive offices)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 744-8105

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

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

Yes   ☐   No  ☒

The aggregate market value of the voting stock and non-voting stock held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold on April 8, 2003 was $965,714 (the characterization of officers and directors of the Registrant for purposes of this computation should not be construed as an admission for any other purpose that any such person is in fact an affiliate of the Registrant).

Number of shares of Common Stock outstanding as of April 8, 2003:    22,905,408.

TABLE OF CONTENTS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
PART I
ITEM 1. BUSINESS
Overview
2002 Year-End Financial Position
Near-Term Financial and Business Outlook
Background
Farming
Distribution
Research and Development
Proprietary Protection
Competition
Employees
Controlling Stockholder; Conflicts of Interest
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Recent Accounting Pronouncements
Results of Operations
Quarterly Results of Operations
Off Balance Sheet Arrangements
Capital Expenditures
Liquidity and Capital Resources
Contractual Obligations
Critical Accounting Policies
Risk Factors
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Transwitch® is a registered trademark of DNAP or its subsidiaries.  Master’s Touch® and Showcase® are registered trademarks of an affiliate of Bionova Holding.

PART I

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-K includes ‘‘forward–looking’’ statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  All statements, including without limitation statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” other than statements of historical facts included in this Form 10-K, including statements regarding our financial position, business strategy, prospects, plans and objectives of our management for future operations, and industry conditions, are forward–looking statements.  Although we believe that the expectations reflected in these forward–looking statements are reasonable, we can give you no assurance that these expectations will prove to be correct.  In addition to important factors described elsewhere in this report, the “Risk Factors” beginning on page 23 sometimes have affected, and in the future could affect, our actual results and could cause these results during 2003 and beyond, to differ materially from those expressed in any forward–looking statements made by us or on our behalf.  When we use the terms “Bionova,” “we,” “us,” and “our,” these terms refer to the Bionova Holding Corporation and its subsidiaries.

ITEM 1.  BUSINESS

Overview

Bionova Holding Corporation, a Delaware corporation (together with its subsidiaries, unless the context requires otherwise, “Bionova Holding” or the “Company”), was formed in January 1996, and acts as a holding company for (i) Agrobionova, S.A. de C.V., a corporation organized under the laws of the United Mexican States, of which the Company owns 98.6%  (“ABSA”),  (ii) International Produce Holding Company, a Delaware corporation, of which the Company owns 100%  (“IPHC”), (iii) DNA Plant Technology Corporation, a Delaware corporation, of which the Company owns 100% (“DNAP”), and (iv) VPP Corporation, a Delaware corporation, of which the Company owns 100%  (“VPP”).   The Company acquired majority interests in ABSA and IPHC on July 1, 1996, by means of a capital contribution from Bionova, S.A. de C.V. (“Bionova Mexico”), and on October 7, 1997, acquired all of the minority interests in IPHC and increased its ownership interest in ABSA to 80%.  On December 28, 2000, Bionova Holding increased its ownership interest in ABSA to 98.6% by completing the capitalization of amounts that had previously been advanced to ABSA.  DNAP became a wholly-owned subsidiary of the Company on September 26, 1996, as a result of the merger (the “Merger”) of Bionova Acquisition, Inc., a Delaware corporation that was a wholly-owned subsidiary of the Company, with and into DNAP.  VPP was formed as a wholly-owned subsidiary of the Company on August 18, 1997.

ABSA engages in the business of growing fresh fruits and vegetables, primarily tomatoes and peppers, in Mexico and exporting fresh produce to the United States and other markets.  In recent years ABSA has been concentrating on the production and marketing of proprietary products, such as its patented vine sweet mini pepper,  that offer the potential to generate higher margins as compared with commodity fresh produce items.  ABSA owns 98.0% of Siembra Cultivo y Cosecha del Noroeste, S.A. de C.V., a corporation organized under the laws of the United Mexican States (“Siembra”), which provides labor and administrative services to ABSA.  ABSA also owns 98.0% of Comercializadora Premier, S.A. de C.V., a corporation organized under the laws of the United Mexican States (“Premier Mexico”), which provides administrative services to the Company.  IPHC is a holding company whose subsidiaries are in the business of marketing and distributing fresh produce primarily in the United States and Canada, including fruits and vegetables produced by ABSA.  DNAP and VPP are agribusiness biotechnology companies, which until the shut down of their research and development operations in June 2002, concentrated on the development of fruits and vegetables and intellectual properties associated with these development efforts.  The Company has been, and is continuing to work on the licensing and sale of the patents and trademarks held by DNAP and VPP.

Approximately 78.9% of the outstanding Common Stock of the Company is indirectly owned by Savia, S.A. de C.V. (“Savia”).  In addition, Savia indirectly owns 200 shares of Series A Convertible Preferred Stock, which, if converted, would result in Savia owning 89.5% of the outstanding Common Stock of the Company.  The owner of record of all of these shares of common and preferred stock is Ag-Biotech Capital, LLC, a wholly-owned subsidiary of Savia.  Savia is a Mexican corporation which acts as a holding company for several companies, including Seminis, Inc., the leading manufacturer of fruit and vegetable seeds in the world.

The corporate headquarters of the Company are located at 9255 Customhouse Plaza, Suite I, San Diego, California 92154, and the telephone number is (609) 744-8105.

2002 Year-End Financial Position

Bionova Holding’s balance sheet at December 31, 2002 reflected that the Company was in a position of technical insolvency, as its current assets of $36.1 million fell far short of its current liabilities of $122.7 million.  The Company’s fresh produce subsidiaries owed $9.8 million to banks, all of which is secured by assets of the fresh produce subsidiaries and guaranteed by Bionova Holding and Savia.  At December 31, 2002 Bionova Holding and its subsidiaries were indebted to Savia and its subsidiaries (other than Bionova Holding) in a total amount of $96.9 million.  Of this total $19.8 million was owed by ABSA and is accruing interest at a rate of approximately 9% per annum.  Bionova Holding had debt of $72.2 million to Savia.  The Bionova Holding debt currently is accruing interest at a rate of approximately 12.5% per annum.  Other subsidiaries of Bionova Holding had related party accounts due to Savia and its subsidiaries that accounted for the remaining balance of $4.9 million.  All of the Bionova Holding debt originally was due to be paid by December 31, 2002, but was extended by agreement between Bionova Holding and Savia until December 31, 2003.  The other related party accounts due to Savia and its subsidiaries have varying maturities, and most of these are due at various times in 2003.  At this time, Bionova Holding does not know how this indebtedness will be handled.

Near-Term Financial and Business Outlook

In December 2002, Bionova Produce, Inc., Bionova Produce of Texas, Inc. and R.B. Packing of California, Inc., the Company’s major distributors of fresh produce in the United States, entered into a new set of credit facilities with Wells Fargo Business Credit, Inc. which run through April 2006.  Included in these credit facilities is (i) a “permanent term loan” of $1.75 million, which will be amortized over 10 years,  (ii) a “seasonal term loan” of $1.75 million, although only $1.25 million has been extended at this time, and (iii) a $7 million revolving line of credit to support working capital requirements of the fresh produce business.  The outstanding principal balance on the seasonal term loan is amortized each year during the months of January through April, and may then be borrowed again in full on May 1 provided no default has occurred.  All of the credit facilities are secured by all of the real and intangible assets of the three U.S. distributing companies and are guaranteed by both Bionova Holding and Savia.   Various covenants and events of default are specified, including an event of default if Savia fails to complete the restructuring of its debt facilities with its banks by March 31, 2003.   As of the date of the filing of this 10-K, the Company believes it is in compliance with all of the covenants of these facilities with the exception of the Savia covenant.  While Savia believes it now has reached a verbal understanding with its creditors and expects to move ahead with the corresponding documentation to solidify an agreement, the restructuring is not yet complete.  Bionova Holding is in discussions with Wells Fargo Business Credit in an effort to reach an accommodation on this issue.

Due to the lengthy negotiation required to obtain these new credit facilities, the Company’s U.S. distributing companies were forced to scale back their plans to fund certain third party growers for the 2002-2003 winter growing season.  As a result of these cutbacks, ABSA and the U.S. distributing companies had been expecting their revenues for the fourth quarter of 2002 and the first quarter of 2003 to be lower than comparable periods in prior years.  Further, ABSA concentrated a much higher proportion of its production on its vine sweet mini pepper due to the limited financial resources that were available.  ABSA subsequently experienced yield problems due to pest infestation of its mini pepper crop in Todos Santos in late December 2002, causing the harvest to be significantly lower than had been forecast.  While commodity prices were much higher than anticipated for tomatoes and some of the other fresh produce ABSA harvested in the months of November 2002 through January 2003 in Todos Santos, these higher prices served to offset only a portion of the loss realized on the mini pepper crop.  The Culiacan harvest, which will end in April 2003, is progressing well from a production standpoint, but revenues are running somewhat below forecasted.

These events have put an ever-increasing strain on the Company’s cash resources and its ability going forward to fund the spring and summer harvests for which it is currently planning.  Management has been and is continuing to address the Company’s financial condition by selling non-core assets of the fresh produce business and selling and licensing its intellectual property.  Company management also has been entertaining discussions with investment bankers and other advisors regarding possible strategic combinations and other options for the Company to undertake a financial re-structuring.  Completing one or more such transactions is now deemed essential for the Company to continue as a going concern.

There can be no assurance that these actions will result in sufficient working capital to significantly improve the Company’s current financial position or its results of operations.  The Company also must find a solution to the $96.9 million of debt plus the interest which is accruing that is due to Savia and its subsidiaries during 2003.  While the Company is actively seeking to develop alternative sources of funding, there can be no assurance the Company will be able to meet its obligations in 2003 nor secure funds to take it beyond the 2003 calendar year. Additional financing may not be available to the Company on favorable terms, if at all.  If the Company is unable to obtain financing, or to obtain it on acceptable terms, Bionova Holding may be unable to execute its business plan.

Financial information relating to each of the Company’s industry segments is set forth in Note 21 to the Company’s consolidated financial statements contained in this report.  Financial information relating to foreign and domestic operations and export sales also is set forth in Note 21 to the Company’s consolidated financial statements.

Background

For operating and financial reporting purposes, Bionova Holding Corporation (together with its subsidiaries, unless the context requires otherwise, “Bionova Holding” or the “Company”) historically has classified its business into three fundamental areas:  (1) Farming, which consists principally of interests in 100% Company-owned fresh produce production facilities and joint ventures or contract growing arrangements with other growers in Mexico; (2) Distribution, consisting principally of interests in sales and distribution companies in the United States, and Canada; and (3) Research and Development (or Technology), which until its shut down in June 2002 consisted of business units focused on the development of fruits and vegetables and intellectual properties associated with these development efforts.

Farming

ABSA is a leading grower of fresh produce in Mexico, primarily tomatoes and peppers, and, to a lesser extent, cucumbers, grapes and other fruits and vegetables.  Most of ABSA’s farming operations are located in the Mexican states of Sinaloa, Sonora and Baja California.  Advanced technology is used to ensure consistent quality and yields, including special hybrid varieties, integrated pest management control, and computerized drip irrigation.  ABSA’s produce is distributed in the United States, Mexico and Canada under the “Master’s Touch” and “Showcase” brands as well as other labels, depending on produce grades.

ABSA’s supply derives from (i) produce grown on land owned or leased by ABSA, (ii) produce grown by producers with whom ABSA enters into a financing and distribution contract and (iii) produce grown by producers with whom ABSA enters into both a production association agreement and a distribution contract.  When ABSA enters into a financing and distribution contract only, it agrees to provide the grower limited financial assistance for harvesting and/or packing in exchange for exclusive distribution rights.  When ABSA enters into a production association agreement, ABSA finances up to 50% of the production cost in a co-production contract with the grower.  ABSA provides technical support and agrees to handle the packing and distribution.  Net proceeds are shared according to the terms of the association agreement after ABSA recoups its investment.  Historically, ABSA had financed up to 100% of the production cost in a joint venture contract with the grower.  ABSA discontinued this practice entirely in 2001.

In 2002, approximately 66% of ABSA’s supply came from land owned or leased by ABSA.  ABSA owns approximately 4,764 acres in Sinaloa, Sonora, Baja California Sur, Michoacan, and several other states in Mexico.  ABSA leases approximately 1,474 acres in Baja California.  During 2002, 34% of production supplied by ABSA was sourced through production associations with growers and through distribution contracts.

In 2002, approximately 68% of ABSA’s sales were tomatoes, 17% were peppers, 3% were cucumbers, 6% were grapes, 5% were the vine sweet mini pepper, and the remaining 1% was mixed vegetables.  In 2001 and 2000, respectively, ABSA’s sales were allocated approximately as follows:  tomatoes – 63% and 60%, peppers – 20% and 19%, cucumbers – 7% and 5%, and grapes, melons and mixed vegetables – 10% and 16%.

In 2002, 2001, and 2000, the Farming segment suffered operating losses of $9.2 million, $13.4 million, and $12.7 million, respectively.  Of the $13.4 million operating loss in this segment of the business in 2001, $8.6 million was attributable to the write off of all of the goodwill previously on the balance sheet of ABSA.

Distribution

The Company’s marketing and distribution activities are carried out by both national and regional distributors.  The Company’s national distributors in the United States are Bionova Produce, Inc., R.B. Packing of California, Inc. and Bionova Produce of Texas, Inc., each of which is a wholly-owned subsidiary of IPHC, and are referred to collectively as “Bionova Produce.”  Interfruver, S.A. de C.V., which until November of 2001 had been majority owned by ABSA until ABSA’s entire interest was sold to the minority owners of Interfruver, had served as the Company’s distributor in Mexico.  As a condition of the contract of sale, Interfruver has agreed to continue distributing produce supplied by ABSA.  The Company’s regional distributors are Premier Fruits and Vegetables BBL Inc. in Montreal, Quebec (“Premier”) and Premier Fruits and Vegetables (USA), Inc. in Philadelphia, Pennsylvania.

National Distributors

Bionova Produce, Inc., Bionova Produce of Texas, Inc. and R.B. Packing of California, Inc. collectively had revenues of $65.4 million in 2002.  The majority of these sales were made by Bionova Produce, Inc., which is located in Nogales, Arizona, a major point of entry for Mexican produce into the United States, and the majority of the produce distributed by Bionova Produce, Inc. is provided by ABSA (including produce grown by ABSA and produce grown by growers with whom ABSA enters into production association contracts).  No single customer accounted for more than 10% of Bionova Produce, Inc.’s sales in 2002.  In 2002, Bionova Produce, Inc.’s sales were 63% to supermarkets, 25% to wholesalers and 12% to brokers.  Its main selling season is December through May.

R.B. Packing of California, Inc. is located in San Diego, California and the majority of the produce it distributes is grown in California and the Mexican states of Baja California Norte and Baja California Sur.  In 2002, its sales were 46% to supermarkets, 35% to wholesalers, and 19% to brokers.  Its main selling season is July through November.  Bionova Produce of Texas, Inc. is a distributor located in McAllen, Texas that distributes produce grown in Mexico and currently is concentrating on the importation and distribution of papaya, melons and hothouse tomatoes.

Regional Distributors

Premier Fruits & Vegetables, BBL Inc. which is an 80%-owned subsidiary of IPHC, had revenues of U.S. $52.4 million in 2002.  Premier distributes produce throughout eastern Canada, and its sales were approximately 70% to supermarkets, and the remaining 30% went to independent retailers, wholesalers, and brokers in 2002.

Premier Fruits and Vegetables (USA), Inc., an 80%-owned subsidiary of IPHC, was formed in February, 2000 to market tomatoes and other vegetables, including the Company’s branded line of cherry tomatoes and peppers, in the eastern United States.  Premier Fruits and Vegetables (USA), Inc. sources its products through and operates under the direction of Premier in Canada.

In 2002 the Distribution segment (including national and regional distributors) generated an operating profit of $1.3 million.  In 2001 and 2000 the Distribution segment incurred operating losses of $5.9 million and $2.1 million, respectively.  Significantly impacting the operating loss in 2001 was a $5.7 million charge for the impairment of all of the goodwill in this segment of the business along with losses recorded on the sales of Tanimura Distributing, Inc. and Interfruver of $0.4 million and $5.0 million, respectively.

Research and Development

The Company’s research and development activities had been carried out by DNAP, a wholly owned subsidiary acquired in September 1996. The mission of DNAP was to develop and commercialize genetic crop protection solutions for specialty crops, including the major vegetables and fruits, such as strawberry, grape, banana, and pineapple.

In 2002 the Company spent approximately $1.4 million and $0.6 million on Company and customer-sponsored research and development activities prior to the shut down of these activities in June 2002.  Since June 2002, DNAP has been seeking to sell or license its patents and other intellectual property.

For further information, see “Note 21 of Item 8.  Financial Statements and Supplementary Data,” which sets forth certain information with respect to the Company’s segments and operations in different geographic areas.

Proprietary Protection

The Company uses trade secret protection for certain of IPHC’s distribution companies which market produce under the Master’s Touch and Showcase brand names.   ABSA and Bionova Produce, Inc. have registered the Master’s Touch name as a trademark in Mexico and the United States, respectively.  Bionova Mexico has registered the Master’s Touch name as a trademark in the Benelux countries, the European Community, Canada, Hong Kong, Indonesia, South Korea, Japan, Sweden and the United Kingdom.

DNAP holds a U.S. patent and patents in a number of foreign countries on its vine sweet mini pepper.  In 2002 DNAP extended to Seminis a non-exclusive license to produce on a worldwide basis, and an exclusive license to sell the vine sweet mini pepper in Europe and Asia.

Competition

Though the fresh produce industry in general, and the tomato industry in particular, are characterized by numerous competitors and low barriers to entry at the production level, Bionova Holding believes that a small group of participants distributes a substantial portion of the tomatoes sold in the United States. In the United States, the Company competes directly with the larger tomato and pepper growers in Florida during the winter, and in California in the summer and fall.  Both the Mexican and the U.S. tomato industries are characterized by numerous competitors.  Major Florida growers include Six L’s, DiMare, Pacific Tomatoes Growers and NTGargiulo.  The major growers in California include DiMare, NTGargiulo, Live Oak, Pacific Tomatoes Growers, Ocean Side, Giumarra Brothers, and Central Tomato.

Employees

The Company and its subsidiaries have a total of 211 employees.

ABSA has no employees.  Siembra provides labor and administrative services to ABSA pursuant to a contractual agreement, and ABSA pays a fee to Siembra based on Siembra’s costs incurred in connection with providing such services.  The number of persons providing such services through Siembra to ABSA ranges from a minimum of 1,179 to a maximum during the Culiacan harvesting season (January-April) of approximately 2,098.  The 60 employees of Siembra that are full-time are not unionized.  All of the other Siembra employees are temporary workers, and they are represented by a labor union.  No other employees in Bionova Holding are represented by a union.

The labor union contracts for the temporary employees are reviewed on an annual basis.  Both the union and ABSA may terminate the contract at any time upon 60 days notice to the other party.

Controlling Stockholder; Conflicts of Interest

Approximately 78.9% of the outstanding shares of common stock of the Company are owned of record by Ag-Biotech Capital, LLC, a wholly-owned subsidiary of Savia.  Savia has the power to elect a majority of the Company’s board of directors and to determine the outcome of any action requiring the approval of the holders of the Company’s common stock.  This ownership and management structure will inhibit the taking of any action by the Company which is not acceptable to the controlling stockholder.

Certain of the Company’s directors and executive officers are also currently serving as board members or executive officers of Savia or companies related to Savia, and it is expected that each will continue to do so.  Such management interrelationships and intercorporate relationships may lead to possible conflicts of interest.

The Company and other entities that may be deemed to be controlled by or affiliated with Savia sometimes engage in (i) intercorporate transactions such as guarantees, management and expense sharing arrangements, shared fee arrangements, joint ventures, partnerships, loans, options, advances of funds on open account and sales, leases and exchanges of assets, including securities issued by both related and unrelated parties and (ii) common investment and acquisition strategies, business combinations, reorganizations, recapitalizations, securities repurchases and purchases and sales (and other acquisitions and dispositions) of subsidiaries, divisions or other business units, which transactions have involved both related and unrelated parties.  The Company continuously considers, reviews and evaluates, and understands that Savia and related entities consider, review and evaluate transactions of the type described above.  Depending upon the business, tax and other objectives then relevant, it is possible that the Company might be a party to one or more of such transactions in the future in addition to those currently in force.  In connection with these activities the Company might consider issuing additional equity securities or incurring additional indebtedness.  The Company’s acquisition activities may in the future include participation in the acquisition or restructuring activities conducted by other companies that may be deemed to be controlled by Savia.

ITEM 2.  PROPERTIES

ABSA owns approximately 4,764 acres in Sinaloa, Sonora, Baja California Sur, Michoacan, and several other states in Mexico.  ABSA leases approximately 1,474 acres of land in Baja California.  ABSA currently is trying to sell 146 acres of the land it owns in Sinaloa as this land is no longer considered important to the ongoing operations of its business.  ABSA also is trying to settle a mortgage obligation with a Mexican bank by exchanging the land in Michoacan for a release from this mortgage obligation.  (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual Obligations” below.)   Some of ABSA’s land is the subject of a legal dispute.  (See “Legal Proceedings” below.)

Bionova Produce, Inc. owns warehouse and office space in Nogales, Arizona.  The other subsidiaries of IPHC lease office and warehouse space.

ITEM 3.  LEGAL PROCEEDINGS

On January 7, 1999, a class action lawsuit styled Gordon K. Aaron et al. v. Empresas la Moderna, S.A. de C.V., et al. was filed in the U.S. federal district court for the Northern District of California.  On January 28, 1999, a substantially identical class action lawsuit styled Robert Kaczak v. Empresas la Moderna, S.A. de C.V., et al. was filed in the U.S. federal district court for the Northern District of California, and these two cases were then consolidated.  The plaintiffs allege that, prior to the Merger of DNAP with a subsidiary of Bionova Holding on September 26, 1996, they owned shares of DNAP’s Preferred Stock.  In connection with the Merger, all of the shares of common stock and Preferred Stock of DNAP were converted into the number of shares of common stock of Bionova Holding specified in the Merger Agreement.  The plaintiffs allege that the Proxy Statement/Prospectus distributed to DNAP’s stockholders in connection with the merger contained material misrepresentations and omitted to state material facts.  Both DNAP and Bionova Holding, as well as certain former and current directors of DNAP and Bionova Holding, have been named as defendants in this matter.  The plaintiffs claim to have been damaged by the alleged actions of the defendants and therefore the plaintiffs seek unspecified actual damages, reimbursement of their litigation costs and expenses, and equitable relief, including rescission of the Merger.   The plaintiffs also allege that they were entitled to receive, and seek specific performance of, special conversion privileges under the terms of the Certificate of Designation that established the Preferred Stock.  On March 8, 2000, the court dismissed nearly all of the plaintiffs’ claims, and subsequently the plaintiffs filed an amended complaint with respect to some of the dismissed claims.  On September 19, 2000, the court ruled in favor of Bionova Holding and DNAP and dismissed all of the plaintiffs’ claims. The plaintiffs appealed this judgment to the U.S. Court of Appeals for the Ninth Circuit, which heard arguments on the matter on February 12, 2002.  On September 13, 2002, the Ninth Circuit affirmed the dismissal of some of the claims, including all of the claims against DNAP, and reversed the dismissal of others.  The remaining claims have been remanded to the trial court for further proceedings.  Bionova Holding and DNAP deny any wrongdoing and liability in this matter and intend to vigorously contest the remaining claims in this lawsuit..

DNAP has been named as a defendant in several lawsuits asserting claims against DNAP relating to research DNAP performed from 1983 through 1994 for Brown & Williamson Tobacco Company (“B&W”).  In general, the cases allege that DNAP engaged in unfair business practices under California law and/or participated in an alleged conspiracy among cigarette manufacturers to deceive the public regarding the hazards of smoking.  All of the pending cases are in California state courts.  In December 1999, B&W agreed to indemnify DNAP against all costs (including costs of defense and of costs of any judgment or settlement) incurred by DNAP in connection with these cases and any similar cases in the future.  Therefore, management no longer believes that these cases could have a material adverse effect on the Company’s financial condition or results of operations.  DNAP denies any wrongdoing or liability in these matters and intends to vigorously contest these lawsuits.

ABSA owns one hundred hectares (approximately 247 acres) of rural land in the State of Sinaloa, Mexico, which is the subject of a judicial proceeding pending in Mexico initiated by a group of campesinos.  The petitioners asserted that a previous owner of the subject land, Miguel Angel Suárez, owned rural land in excess of the maximum that was then allowed by law and that therefore the land rightfully belonged to them.  On September 25, 1996, the court upheld the petition and ordered the land turned over to the petitioners.  The court also ruled that the transfer of the property to Olga Elena Batiz Esquer on June 2, 1990 was null and void, which would mean that the transfer of the land by Ms. Batiz to ABSA in 1993 was ineffective.  On October 23, 1996, Ms. Batiz, who was a party to the trial court proceeding, filed a challenge to the judicial determination based on alleged violations of her constitutional rights and procedural and substantive errors in the trial court proceedings.  In the Fall of 2002, the Court ruled in favor of Ms. Batiz.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock currently is quoted on the American Stock Exchange under the symbol “BVA.”

Public trading of the Company’s Common Stock commenced on September 27, 1996, the date after the Company acquired DNAP and from that date through November 3, 1999 was listed on the Nasdaq National Market.  Prior to that date, there was no public market for the Common Stock.  On November 4, 1999 Bionova Holding Corporation’s common stock began trading on the American Stock Exchange.

The following table sets forth the high and low trading prices per share for the Common Stock as reported on the American Stock Exchange for the periods indicated.

	HIGH	LOW
2002
First Quarter	$0.92	$0.25
Second Quarter	0.84	0.35
Third Quarter	0.58	0.26
Fourth Quarter	0.39	0.10

2001
First Quarter	$2.188	$1.100
Second Quarter	1.600	1.060
Third Quarter	1.400	0.400
Fourth Quarter	0.750	0.100

On April 8, 2003 the last reported sale price of the Common Stock on the American Stock Exchange was $0.20.  As of March 18, 2003 there were 1,534 shareholders of record of the Common Stock.

The Company has never paid cash dividends. Management intends to retain any future earnings for payment of outstanding indebtedness and for the operation and expansion of the Company’s business and does not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plans

The following table represents the Company’s equity compensation plans, including both stockholder approved plans and stockholder plans not approved by shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders	141,000	$6.68	1,872,200

Equity Compensation Plans Not Approved by Security Holders	None	—	None

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data set forth below for each of the years in the five year period ended December 31, 2002, are derived from the audited consolidated financial statements of Bionova Holding.  The consolidated balance sheets as of December 31, 2002 and 2001, and the consolidated statements of operations for the three years in the period ended December 31, 2002, are derived from the audited consolidated financial statements and are included in “Item 8.  Financial Statements and Supplementary Data” in this Form 10-K, and the selected consolidated financial information set forth below should be read in conjunction with such financial statements and related notes and with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Income and expense items in the following consolidated statement of operations data reflect only those from continuing operations for the years ended December 31, 2002, 2001, 2000, 1999, and 1998.  The total assets in the consolidated balance sheet data exclude the net assets associated with the discontinued operations of the research and development segment for 2002 and 2001 only.

Thousands of U.S. Dollars

(except per share amounts)

CONSOLIDATED STATEMENT OF OPERATIONS DATA

	Year Ending December 31,
	2002	2001	2000	1999	1998

Total revenues	$129,445	$204,471	$222,789	$236,827	$254,062
Impairment of assets	—	(14,328)	—	—	—
Loss from continuing operations before discontinued operations and extraordinary items	(17,670)	(31,090)	(34,192)	(21,376)	(5,025)
Loss from operations of research and development business segment	(1,942)	(24,371)	(7,056)	(5,702)	(2,403)
Interest expense, net	(7,471)	(7,778)	(15,371)	(14,183)	(6,697)
Extraordinary gain due to interest reversal	—	—	9,852	—	—
Extraordinary loss on retirement of floating rate notes	—	—	(1,917)	—	—
Net loss	(20,415)	(56,594)	(32,411)	(38,649)	(15,605)
Net loss per common share - basic and diluted	$(0.87)	$(2.40)	$(1.37)	$(1.64)	$(0.80)
Weighted average number of common shares outstanding	23,480,408	23,588,031	23,588,031	23,588,031	23,588,031

CONSOLIDATED BALANCE SHEET DATA

	December 31,
	2002	2001	2000	1999	1998

Total assets	$80,750	$96,194	$155,307	$161,953	$167,686
Short-term bank loans	9,818	9,550	21,878	25,903	81,309
Long-term debt	—	558	203	100,252	4,225
Stockholders’ equity (deficit)	(42,332)	(21,820)	35,188	3,384	42,117

ITEM 7.  MANAGEMENT´S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the selected consolidated financial information of Bionova Holding and the consolidated financial statements and related notes of Bionova Holding included elsewhere in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

OVERVIEW

For operating and financial reporting purposes, Bionova Holding Corporation (together with its subsidiaries, unless the context requires otherwise, “Bionova Holding” or the “Company”) historically has classified its business into three fundamental areas:  (1) Farming, which consists principally of interests in 100% Company-owned fresh produce production facilities and joint ventures or contract growing arrangements with other growers in Mexico; (2) Distribution, consisting principally of interests in sales and distribution companies in the United States, and Canada; and (3) Research and Development (or Technology), which until its shut down in June 2002 consisted of business units focused on the development of fruits and vegetables and intellectual properties associated with these development efforts.  Therefore, the Research and Development segment has been reclassified as discontinued operations.  The Farming and Distribution segments collectively are referred to as the Fresh Produce Business.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, ‘‘Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections’’ which eliminates inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002 and for transactions occurring after May 15, 2002.  The Company does not expect adoption of SFAS No. 145 to have a material impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, ‘‘Accounting for Exit or Disposal Activities’’ which addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, ‘‘Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).’’  SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not expect adoption of SFAS No. 146 to have a material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format.  Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements.  The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002.  The interim disclosure requirements are effective for interim periods beginning after December 15, 2002.  The adoption of this standard had no material impact on the Company’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee.  In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities.  The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of this standard had no material impact on the Company’s financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company is currently evaluating the impact that the adoption of this standard will have on its financial statements.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company believes that the adoption of this standard will have no material impact on its financial statements.

Impairment of Goodwill and Intangible Assets

In December 2001, in connection with its ongoing review of business operations, the Company conducted a strategic and financial examination of its business segments.  This examination triggered an impairment review of certain long-lived assets, including goodwill, patents and trademarks.  The Company calculated the present value of expected cash flows of its fresh produce and technology businesses to determine the fair value of those assets.  Accordingly, the Company recorded charges of $21.9 million and $8.0 million for the impairment of its goodwill and patents and trademarks, respectively, related to the fresh produce and technology businesses.  The Company’s technology assets became impaired because of (i) the decision to terminate VPP’s breeding program and disposal of the related assets and (ii) the change in DNAP’s technology strategy from a focus on quality trait improvements and the commercialization of fruits and vegetables using these traits to a technology program focused on disease and nematode resistance traits with value deriving from the sale or licensing of these traits.  The Company’s fresh produce assets were determined to have become impaired based on the future outlook for cash flows of the fresh produce business taking into account its failure to generate a positive annual cash flow in each of the past six years and an analysis of the reasons underlying this performance failure.  The various components of these impairment charges are broken out by business segment in the discussion which follows.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Consolidated total revenues declined to $129.4 million for the year ended December 31, 2002 from $204.5 million in 2001, consolidated gross profit (sales less cost of sales) declined from $20.2 million in 2001 to $5.5 million in 2002, and the Company’s consolidated operating loss from continuing operations declined from $21.9 million in 2001 to $10.1 million in 2002.

FARMING segment revenues, the majority of which are eliminated in consolidation, for the year ended December 31, 2002 were $53.4 million as compared with $57.5 million during 2001.  Farming segment gross profit deteriorated from a profit of $0.4 million in 2001 to a loss of $5.2 million in 2002.  The operating loss in this segment decreased from $13.4 million in 2001 to $9.2 million in 2002.  For the first three quarters of 2002 as compared with 2001 production volumes had increased by 3.8%, average selling prices for the Company’s fresh produce declined by 6.3%, but overall the farming segment’s revenues were only $1.3 million lower than the prior year.  In the fourth quarter, due to the cash constraints imposed because of a reduction in bank financing during the months of October and November, the farming segment concentrated a very significant proportion of its available resources on the vine sweet mini pepper. ABSA subsequently experienced production problems caused by pest infestation which caused it to significantly curtail the harvest of this crop.  And, while the prices of other commodity products were very good during the fourth quarter, the smaller quantities harvested in this quarter of 2002 were significantly lower than the fourth quarter of 2001.Consequently, margin losses were encountered due to these factors along with write offs of third party grower payments because the financing was not available to fulfill ABSA’s commitments to continue to fund production and harvesting requirements.The effect of the margin deterioration from 2001 to 2002 was more than offset in the comparison of the operating loss for 2001 versus 2002 due to the $8.6 million write off of the goodwill of the farming segment in 2001.

Revenues of the DISTRIBUTION segment declined by $78.7 million to $119.4 million for year ended December 31, 2002 from $198.1 million for the year ended December 31, 2001.  This decline was entirely attributable to the divestiture of Interfruver de Mexico, S.A. de C.V. in November 2001, which accounted for $78.8 million of sales for the ten months that it was a part of the Company in 2001. (Interfruver still serves as the Company’s distributor of fresh produce harvested by ABSA, but sales to Interfruver are now recorded as revenues from unaffiliated customers of the Farming segment).  Revenues of the U.S. distribution companies decreased by $7.5 million, or 10.5%, for the year ended December 31, 2002 as compared with the year ended December 31, 2001.  This decline was due largely to a significant contraction in volumes, particularly in the fourth quarter of 2002 as compared with 2001.  This contraction in fourth quarter volumes was a consequence of the delay in obtaining new credit facilities to support ABSA’s growing activities and those of third party growers for the 2002-2003 winter growing season.  Revenues of Premier Fruits & Vegetables, BBL Inc. in Canada increased by $9.3 million, or 21.5%.  Gross profit relating to the Distribution Segment decreased from $21.7 million for the ended December 31, 2001 to $10.7 million for the year ended December 31, 2002 due to (i), the impact of the divestiture of Interfruver (gross profit for 2001 was $6.1 million); (ii) a decrease of $6.2 million in the gross profit generated by the U.S. distribution companies; and (iii) offset in part by a $1.3 million increase in the gross profit of Premier Fruits & Vegetables, BBL Inc. in Canada.  Selling and administrative expenses relating to the Distribution segment decreased by $4.2 million for the year ended December 31, 2002  as compared with the year ended December 31, 2001.  The decrease was a result of (i) the divestiture of Interfruver (selling and administrative expenses in 2001 were $3.8 million) and (ii) a reduction of $0.4 million in expenses, mainly related to salaries.  The Distribution segment generated an operating profit of $1.3 million in 2002 as compared with an operating loss of $5.9 million in 2001.  The operating profit and loss comparisons from 2001 to 2002 were very much influenced by the $5.7 million charge recorded to write off all of the goodwill in this segment of the business and the $5.4 million of losses incurred on the sale of the TDI and Interfruver businesses in 2001.

Revenues of the discontinued operations of the RESEARCH AND DEVELOPMENT segment declined from $3.1 million for the year ended December 31, 2001 to $1.9 million for the year ended December 31, 2002, which was due to the shut down of the operations in June 2002.  The operating loss of the research and development segment declined from $23.4 million for the year ended December 31, 2001 to $1.8 million for the year ended December 31, 2002.  The great majority of the reduction in the operating loss in 2002 as compared with 2001 was a consequence of the write offs of goodwill and patents and trademarks in 2001.  The write off of goodwill in 2001 amounted to $7.6 million at DNAP.  Losses on the sale of strawberry assets in 2001 associated with the discontinuation of VPP’s breeding business totaled $3.4 million, and impairment losses of the patents and trademarks of DNAP in 2001 resulted in a write off of $8.0 million.  The research and development segment did not incur any impairment losses or losses associated with the sale of assets in 2002.  Other factors contributing to the lower operating loss in 2002 as compared with 2001 were staffing reductions undertaken during the second quarter of 2001 in an effort to conserve cash, the subsequent shut down of the Company’s research and development operations in June 2002, the reduction in amortization expense associated with write offs and impairment charges recorded for goodwill and patents and trademarks in 2001, and a gain on sale of land in Brentwood, California.

Interest expense declined from $9.8 million in 2001 to $8.8 million in 2002 due to a lower average level of bank debt outstanding and lower interest rates in 2002 as compared with 2001.  Interest income declined from $2.0 million in 2002 to $1.4 million in 2001 due to a lower average level of grower advances outstanding and lower interest rates in 2002 as compared with 2001.

Due to a relatively stronger Mexican peso and Canadian dollar, the Company experienced a net foreign exchange loss of $0.2 million in 2002 as compared with a net foreign exchange loss of $0.5 million in 2001.  Current monetary assets are translated at year-end exchange rates while non-monetary assets are translated at historical rates.

For 2002, the share of profits in subsidiaries allocable to minority interests was $0.2 million as compared with $0.5 million that was the share of profits in subsidiaries allocable to minority interests in 2001.  These allocations of profits and losses for the years of 2002 and 2001, respectively, were consistent with the minority positions held across the operating subsidiaries of the Company.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Consolidated total revenues declined to $204.5 million for the year ended December 31, 2001 from $222.8 million in 2000, consolidated gross profit (sales less cost of sales) increased from $9.7 million in 2000 to $20.2 million in 2001, and the Company’s consolidated operating loss from continuing operations increased from $19.0 million in 2000 to $21.9 million in 2001.

FARMING segment revenues, the majority of which are eliminated in consolidation, for the year ended December 31, 2001 were $57.5 million as compared with $41.4 million during 2000.  Farming segment gross profit improved from a loss of $3.1 million in 2000 to a profit of $0.4 million in 2001.  The operating loss in this segment increased from $12.7 million in 2000 to $13.4 million in 2001.  Improved weather and significantly better market pricing were the most important factors in the improved production and sales from Culiacan during the first quarter of 2001 as compared with the same quarter in 2000.  Production volumes in this region increased by 18%, and sales improved by 36%, or $8.5 million.  In conjunction with the Company’s strategy to better manage its risk of production, ABSA significantly curtailed its own production of “commodity” products in favor of establishing production contracts with third party growers who then shipped their product to be packaged by ABSA and distributed by the Company’s distribution operations.  ABSA’s production on its own land is now concentrated on higher value products (e.g., mini-sweet peppers and full flavor tomatoes) for which the Company holds proprietary rights or has some other form of competitive advantage in production.  Other significant components of the overall improvement in ABSA’s sales were the addition of 494 acres of production from Obregon, which accounted for $2.8 million in incremental sales between 2000 and 2001, and incremental grape sales of $2.6 million, which had been down significantly in 2000 due to an onslaught of Chilean grapes exported to the U.S. markets during that year.

The improvement in gross margin stemmed directly from the improved sales.  And, the increase in ABSA’s operating loss from 2000 to 2001 was a consequence of the $8.6 million write off of goodwill taken at year-end 2001.  This goodwill emanated from Bionova Mexico’s purchase of 50.004% of ABSA in 1993 (which was contributed to Bionova Holding in 1996) and increased when Bionova Holding, together with Savia, bought out all of the remaining minority interests in ABSA that had been held by the Batiz family in 1997.

Revenues of the DISTRIBUTION segment declined from $222.6 million for the year ended December 31, 2000 to $198.1 million for the year ended December 31, 2001. Distribution segment gross profit increased 52% from $12.4 million in 2000 to $18.8 million in 2001, while the operating loss for this segment increased from $2.1 million in 2000 to $5.9 million in 2001.  The revenue decline was a consequence of the sale of Taminura Distributing Inc. in February 2001 which had sales of $30.4 million in 2000 (none were recorded for TDI in 2001 due to the provisions of the contract of sale) and Interfruver, in November 2001, which sold $22.2 million more on behalf of the Company in 2000 as compared with the January through October period of 2001.  These declines were offset in part by $19.6 million in higher revenues of the U.S. and Canadian distribution companies in 2001 as compared with 2000, which was attributable to 13% higher average prices for the Company’s fresh produce products in these markets in 2001.  The increase in the operating loss from 2000 to 2001 was directly attributable to the $5.7 million charge recorded to write off all of the goodwill in this segment of the business and $5.4 million of losses incurred on the sale of the TDI and Interfruver businesses in 2001.  These charges were offset in part by a significantly reduced level of write offs of grower financed production, higher volumes, and the better pricing environment in 2001 as compared with 2000.

Revenues of the discontinued operations of the RESEARCH AND DEVELOPMENT segment declined from $3.5 million for the year ended December 31, 2000 to $3.1 million for the year ended December 31, 2001, and the operating loss in this segment increased from $7.1 million in 2000 to $23.4 million in 2001.  The decline in revenues was attributable to a lower level of activity performed with Seminis.  Seminis contract revenues on a monthly basis were reduced by 45% in conjunction with the staff reductions undertaken during the second quarter of 2001 to conserve cash resources and refocus the technology group on more promising long-term technology opportunities.  Research work on behalf of Seminis was charged at direct costs of scientists working on the projects plus an allocation of overhead, and accordingly, generated very little profit for DNAP.  This 45% reduction in the revenues arising from the Seminis contract was expected to continue through 2002, such that full year 2002 revenues were expected to be lower than 2001.  The staffing reductions resulted in a positive $1.2 million impact on the bottom line, as the $0.4 million restructuring expenses generated a $1.6 million savings in compensation-related costs in 2001 as compared with 2000.  The higher operating loss in 2001 as compared with 2000 was a consequence of the write offs of goodwill and patents and trademarks in 2001.  The write off of goodwill amounted to $7.6 million at DNAP, losses on the sale of strawberry assets associated with the discontinuation of VPP’s breeding business totaled $3.4 million, and impairment losses of the patents and trademarks of DNAP resulted in a write off of $8.0 million.

Interest expense declined from $17.5 million in 2000 to $9.8 million in 2001 due to the lower average level of debt outstanding in 2001 as compared with 2000.  The lower level of debt came about due to the capitalization of $63.7 million of the Company’s debt completed on December 28, 2000.

Due to a decline in the current monetary assets (which excludes inventories) and an increase in non-monetary assets of the Company’s foreign subsidiaries in 2001, the Company experienced a net foreign exchange loss of $0.5 million in 2001 as compared with a net foreign exchange gain of $0.4 million in 2000.  Current monetary assets are translated at year-end exchange rates while non-monetary assets are translated at historical rates.  While both the Mexican peso and Canadian dollar strengthened in 2001, the decline in monetary assets and the increase in non- monetary assets more than offset the improvement in the exchange rates of these foreign currencies.

For 2001, the share of profits in subsidiaries allocable to minority interests was $0.5 million as compared with $1.5 million that was the share of losses in subsidiaries allocable to minority interests in 2000.  These allocations of profits and losses for the years of 2001 and 2000, respectively, were consistent with the minority positions held across the operating subsidiaries of the Company.

Quarterly Results of Operations

The following table sets forth selected items from Bionova Holding's consolidated statements of operations for each of the four quarters ended December 31, 2002 and each of the four quarters ended December 31, 2001.  This data has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of such information when read in conjunction with the audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.  The operating results for any quarter are not necessarily indicative of results for any future period.

	Thousands of U. S. Dollars (except per share amounts)
	Dec. 31, 2002	Sep. 30, 2002	Jun. 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sep. 30, 2001	Jun. 30, 2001	Mar. 31, 2001

Sales	23,414	17,697	42,447	45,887	43,593	41,507	61,739	65,398
Gross profit (loss)	(245)	(508)	(514)	6,813	12,401	3,039	3,365	9,147
Net profit (loss)	(5,394)	(8,196)	(7,602)	777	(44,703)	(6,489)	(6,158)	756
Net profit (loss) per share	(0.23)	(0.35)	(0.32)	0.03	(1.89)	(0.28)	(0.26)	0.03

Off Balance Sheet Arrangements

The Company does not currently have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Capital Expenditures

During 2002, the Company made capital investments of $4.1 million in property, plant and equipment, of which $3.7 million was spent in the FARMING segment of the Company’s business, $0.3 million in the DISTRIBUTION segment, and $0.1 million in RESEARCH AND DEVELOPMENT.  Major investment projects in 2002 included (i) the purchase of stakes used to grow ABSA’s tomato and pepper products, (ii) and construction of growing facilities in Todo Santos, and (iii) the acquisition of $2.3 million of agricultural land from Libra, SA de C.V. (see "Contractual Obligations" below).

Liquidity and Capital Resources

For the year ended December 31, 2002, $2.6 million of cash was provided by operating activities.  The most significant items contributing to this cash generation were the net loss for the Company of $20.4 million, which was more than offset by (i) a $12.0 million reduction in accounts receivable and advances to growers, (ii) the continuing deferral of the interest on the Savia debt of $9.0 million, and (iii) the $3.1 million add back of depreciation.

For the year ended December 31, 2002, the Company used $1.1 million in investing activities, which included the $4.1 million spent on property, plant, and equipment, as discussed above.  The Company received $3.0 million from the sales of assets in 2002, of which $2.5 million was generated from the sale of land in Sinaloa, Mexico and $0.4 million was generated from the sale of land in California owned by DNAP.

Net cash provided by financing activities in 2002 totaled $1.6 million.  As discussed below, the Company’s fresh produce subsidiaries refinanced the bank debt that supports the ongoing operations of the business.  Accounts due to related parties declined by $1.3 million, excluding the $9.0 million of interest that was deferred on the Savia debt.  Payments to Savia and its subsidiaries of $3.3 million was offset in part by a $2.0 million advance from  Seminis, Inc. on future royalty payments related to a non-exclusive right to sell DNAP’s patented sweet mini peppers in Europe and Asia (see Item 8. Financial Statements and Supplementary Data, Note 19 — Balances and Transactions with Related Parties).

On December 23, 2002, IPHC entered into an agreement with E. I. du Pont de Nemours and Company and its wholly owned subsidiary, DuPont Chemical and Energy Operations, Inc. (collectively referred to as “Dupont”), to buy all of the 575,000 Bionova Holding shares held by these two companies.  The price IPHC agreed to pay to Dupont was $0.05 per share, or a total of $28,750.  Dupont was provided with a promissory note in exchange for its shares on December 23, 2002.  This note was paid in full on January 14, 2003.

Bank Debt.  In December 2002, Bionova Produce, Inc., Bionova Produce of Texas, Inc. and R.B. Packing of California, Inc., the Company’s major distributors of fresh produce in the United States, signed agreements for a new set of credit facilities with Wells Fargo Business Credit, Inc. which run through April 2006.  There are three separate, but related loan components associated with these credit facilities.  First, Bionova Produce, Inc. was extended a “permanent term loan” of $1.75 million, which will be amortized over 10 years.  Interest is charged at the Wells Fargo prime rate of interest plus 1.5%, and interest and principal amortization payments are made on a monthly basis.  The second component is a “seasonal term loan” of $1.75 million, although only $1.25 million will be extended at this time.  Interest is charged at the Wells Fargo prime rate of interest plus 1.5%, and interest payments are made on a monthly basis.  The principal on this seasonal term loan is amortized each year during the months of January through April, and may then be borrowed again in full on May 1 provided no default has occurred.  The third component is a $7 million revolving line of credit to support working capital requirements of the fresh produce business.  The revolving line of credit must be paid down to a maximum of $1.5 million for a 30 day period between July 1 and September 30 each year.  Interest on this revolving line of credit is charged at the Wells Fargo prime rate of interest plus 1.0%.  All three components of the credit facilities are secured by all of the real and intangible assets of the three U.S. distributing companies and are guaranteed by both Bionova Holding and its parent company, Savia.The key covenants associated with these credit facilities are that the three distributing companies as a group must maintain a minimum net worth of $8.75 million, a debt service coverage ratio of at least 1.25 to 1, achieve minimum levels of quarterly earnings before taxes to be agreed between the Company and Wells Fargo annually, and the distributing group may not experience a net loss during any month that exceeds $0.5 million or a net loss for a two month period that exceeds $0.3 million.  Also, there are provisions in the credit agreement that may permit Wells Fargo Business Credit, Inc. to declare an event of default if Savia fails to complete the restructuring of its debt facilities with its banks.  As of the date of the filing of this 10-K, the Company believes it is in compliance with all of the covenants of these facilities with the exception of the Savia covenant.  While Savia believes it now has reached a verbal understanding with its creditors and expects to move ahead with the corresponding documentation to solidify an agreement, the restructuring is not yet complete.  Bionova Holding is in discussions with Wells Fargo Business Credit in an effort to reach an accommodation on this issue.  Accordingly, since the Company has technically incurred an event of default, the long-term component of the debt has been reclassified as a component of the short-term bank loans.

In addition to these credit facilities Bionova Produce, Inc. has a five-year loan secured by an airplane and is guaranteed by Savia.  The loan is for $0.7 million and is due August 30, 2006.  Principal and interest payments of approximately $15,000 are due monthly.  The interest rate on this debt is 8.25% per annum.  As Bionova Produce is in the process of trying to sell this airplane, this asset has been classified as being held for sale and the debt has been reclassified as a component of the short-term banks loans.

Debt to Savia.  At December 31, 2002 Bionova Holding and its subsidiaries were indebted to Savia and its subsidiaries (other than Bionova Holding) in a total amount of $96.9 million.  Of this total $19.8 million was owed by ABSA and is accruing interest at a rate of approximately 9% per annum.  Bionova Holding had debt of $72.2 million to Savia.  The Bionova Holding debt currently is accruing interest at a rate of approximately 12.5% per annum.  Other subsidiaries of Bionova Holding had related party accounts due to Savia and its subsidiaries that accounted for the remaining balance of $4.9 million.  All of the Bionova Holding debt originally was due to be paid by December 31, 2002, but was extended by agreement between Bionova Holding and Savia until December 31, 2003.  The other related party accounts due to Savia and its subsidiaries have varying maturities, and most of these are due at various times in 2003.  At this time, Bionova Holding does not know how this indebtedness will be handled.

Due to the lengthy negotiation required to obtain new credit facilities from Wells Fargo, the Company’s U.S. distributing companies were forced to scale back their plans to fund certain third party growers for the 2002-2003 winter growing season.  As a result of these cutbacks, ABSA and the U.S. distributing companies had been expecting their revenues for the fourth quarter of 2002 and the first quarter of 2003 to be lower than comparable periods in prior years.  Further, ABSA concentrated a much higher proportion of its production on its vine sweet mini pepper due to the limited financial resources that were available.  ABSA subsequently experienced yield problems due to pest infestation of its mini pepper crop in Todos Santos in late December 2002, causing the harvest to be significantly lower than had been forecasted.  While commodity prices were much higher than anticipated for tomatoes and some of the other fresh produce ABSA harvested in the months of November 2002 through January 2003 in Todos Santos, these higher prices served to offset only a portion of the loss realized on the mini pepper crop.  The Culiacan harvest, which will end in April 2003, is progressing well from a production standpoint, but revenues are running somewhat below forecast.

These events have put an ever-increasing strain on the Company’s cash resources and its ability going forward to fund the spring and summer harvests for which it is currently planning.  Management has been and is continuing to address the Company’s financial condition by selling non-core assets of the fresh produce business and selling and licensing its intellectual property.  Company management also has been entertaining discussions with investment bankers and other advisors regarding possible strategic combinations and other options for  the Company to undertake a financial re-structuring.  Completing one or more such transactions is now deemed essential for the Company to continue as a going concern.

There can be no assurance that these actions will result in sufficient working capital to significantly improve the Company’s current financial position or its results of operations.  The Company also must find a solution to the $96.9 million of debt plus the interest which is accruing that is due to Savia and its subsidiaries during 2003.  While the Company is actively seeking to develop alternative sources of funding, there can be no assurance the Company will be able to meet its obligations in 2003 nor secure funds to take it beyond the 2003 calendar year. Additional financing may not be available to the Company on favorable terms, if at all.  If the Company is unable to obtain financing, or to obtain it on acceptable terms, Bionova Holding may be unable to execute its business plan.

As a result of the Company’s current financial position caused by its operating losses during the prior years and its financial projections for this year and beyond, there is substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

	Total	Payments Due by Period (in thousands)
		Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations(1)	$—	$—	$—	$—	$—
Capital Lease Obligations (2)	439	439	—	—	—
Operating Lease Obligations(3)	4,806	910	1,660	1,214	1,022
Purchase Obligations(4)	350	350	—	—	—
Other Long-Term Liabilities Reflected	—	—	—	—	—
Total	5,245	1,349	1,660	1,214	1,022

(1) Long Term Debt Obligation means a payment obligation under long-term borrowings referenced in FASB Statement of Financial Accounting Standards No. 47 Disclosure of Long-Term Obligations  (March 1981), as may be modified or supplemented.

(2) Capital Lease Obligation means a payment obligation under a lease classified as a capital lease pursuant to FASB Statement of Financial Accounting Standards No. 13 Accounting for Leases (November 1976), as may be modified or supplemented.

(3) Operating Lease Obligation means a payment obligation under a lease classified as an operating lease and disclosed pursuant to FASB Statement of Financial Accounting Standards No. 13 Accounting for Leases, as may be modified or supplemented.

(4) Purchase Obligation means an agreement to purchase goods or services that is enforceable and legally binding on the registrant that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction.

On October 3, 2001 ABSA (as the Mexican designee of Bionova Produce, Inc.) entered into an agreement with Libra Exportaciones, S.A. de C.V. (“Libra”) in an effort to recover a portion of the $4.5 million outstanding receivable due to Bionova Produce by Libra Exportaciones.  This receivable arose because Bionova Produce had advanced Libra monies during the 1999 and 2000 growing seasons, but the crops that were grown, harvested, shipped, and subsequently sold by Bionova Produce failed to cover the advances.  (This receivable was fully reserved for in the Company’s accounts in 2000).  This October 3, 2001 agreement called for (i) ABSA or whoever it might designate to acquire all of the shares of Libra with all of its goods, rights, obligations and liens, (ii) ABSA to pay on behalf of Libra $350,000 to a Mexican bank which held a lien on certain property held by the Alvarez family (who were the owners of Libra), (iii) the Alvarez family to transfer four separate pieces of land to ABSA, and (iv) ABSA to assume a $2.3 million mortgage obligation to a second Mexican bank in conjunction with certain of the pieces of land being transferred.  Aside from the value of the land being transferred, the shares of Libra were believed to have considerable value, as much as $700,000, due to tax losses this company had incurred over the years.  Because the two Mexican banks had never signed agreements accepting this arrangement, on March 7, 2003, a new agreement was signed by Libra, the Alvarez family, and ABSA.  While the two Mexican banks are not parties to this agreement, they have given their verbal approval (though verbal approvals are not binding contracts in Mexico) to the terms of this second arrangement.  This March 7, 2003 agreement calls for (i) ABSA to make payment of the final $150,000 that was withheld by Bionova Produce of the original $350,000 to the Alvarez family in exchange for a release from the first Mexican bank which holds a lien on the property of the Alvarez family, (ii) ABSA to give the four pieces of land it received from Libra stemming from the October 3, 2001 agreement to the second Mexican bank in exchange for a release from the $2.3 million mortgage obligation, (iii) the Alvarez family will drop its claim against Bionova Produce for failure to make payment of the $150,000, and (iv) the Alvarez family to provide an indemnity letter with regard to the stated assets and liabilities of Libra.  The terms of this second agreement must be completed by the signing parties within 90 days, or the agreement will be terminated.  Bionova Holding has accounted for the current arrangements by recognizing an expense of $150,000 in 2002 (it had already recognized the first $200,000 in 2001) because of the claim against it and the likelihood that the March 7, 2003 agreement will be completed.  The Company also has recognized the land assets that have already been transferred to ABSA by Libra at a value of $2.3 million as well as the liability to the second Mexican bank in an equal amount of $2.3 million.

Critical Accounting Policies

Bionova Holding’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenues and costs of revenues, receivables, inventories, and intangible assets.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  For further information, see “Note 2 of Item 8.  Financial Statements and Supplementary Data.”

Revenues, Cost of Sales, and Inventories

Revenue from product development activities is recognized during the period the Company performs the development efforts in accordance with the terms of the agreements and activities undertaken.  The revenue is recognized as earned over the term of the agreement, in accordance with the performance effort.  Revenue that is related to future performance under such agreements is deferred and recognized as revenue when earned.  Revenue from fresh produce sales is recognized when the product is shipped, net of an allowance for estimated returns.  Cost is determined by using the first-in, first-out method for finished produce.  Cost of growing crops includes direct material and labor and an allocation of indirect costs and are accumulated until the time of the harvest, subject to lower of cost or market adjustments.  The recognition of cost of sales for the delivered products is done based upon estimates of the total cost of the crop for the growing season divided by the number of units that are expected to be harvested, packed, and sold. Under this approach, we compare costs incurred to date plus estimated costs to complete and deliver the entire crop with the total net revenue expected to be generated from the crop.  Estimates of the net revenues from the crop require projections of production yields from the field and the packaging lines, quality grades of the product to be delivered, and market prices during the months that constitute the crop harvest season.  Each month, the Company re-estimates the cost of sales per unit of product sold based on any revisions to the estimated total cost of the crop and the units of output expected.  If the total cost of sales for the crop season is expected to be greater than the total revenues to be generated, taking into account the units of production still remaining to be harvested, the entire estimated loss is charged to operations in the period the loss first becomes known.  Such changes to these estimates have on certain occasions been material to our quarterly results of operations during the three year period ended December 31, 2002.  Inventories are stated at the lower of cost or market.  Our reserve for excess or obsolete inventory is primarily based upon forecasted demand for our products and any change to the reserve arising from forecast revisions is reflected in cost of sales in the period the revision is made.

The complexity of the estimation process and all issues related to the assumptions, risks and uncertainties inherent with the application of the units of output method of accounting affect the amounts reported in our consolidated financial statements.  A number of internal and external factors affect our revenue, cost of sales estimates and inventory reserves, including weather conditions, competitive production from different growing areas, labor availability and costs, and customer demand for our products.  If our business conditions were different, or if we used different assumptions in the application of this and other accounting policies, it is likely that materially different amounts would be reported in our consolidated financial statements.

Advances to Growers

Advances to growers are made for supplies, seed, and other growing and harvesting costs.  The advances are interest bearing and non-interest bearing and repaid from amounts withheld from sales proceeds due to growers.  All of the growers’ produce is sold by the Company’s distribution subsidiaries.  As sales are made and collections from customers are generated, the Company’s distribution subsidiaries deduct their commissions and the amount of money advanced to the grower on a per unit basis before any monies from the sale and collection process are passed along to the grower.  If the Company determines that the harvest of the grower will not generate sufficient output and revenues to pay back any advances that have been made to the grower, a review is then undertaken to determine the likelihood that the grower will be able to pay back these advances, plus any interest owed on the advances.  If the Company determines that the grower may not be able to pay the advances back to the Company, a reserve is recorded in an amount that is determined to be at risk on the collection of the grower advance.  In 2000 and then again in 2002 the Company recorded significant allowances for doubtful accounts of grower receivables and re-classified one grower receivable to a long-term asset on which it is trying to collect through a lawsuit it initiated in 2000.  The Company did not write off any grower receivables in 2001.

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company accounts for long-lived assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”), which requires the Company to review for impairment its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable.  When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value.  If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset.  Prior to January 1, 2002, each year, management determined whether any long-lived assets had been impaired based on the criteria established in Statement of Financial Accounting Standards No.  121  (SFAS 121),“Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of.”  The carrying amount of a long-lived asset was considered impaired when the estimated undiscounted cash flow from each asset was less than its carrying amount.  In that event, the Company recorded a loss equal to the amount by which the carrying amount exceeds the fair value of the long-lived asset.  Changes in the Company’s projected cash flows as well as differences in the discount rate used in the calculation could have a material effect on the financial statements.  Due to changes in business strategy and the financial condition of the Company, it was determined at year-end 2001 that all of the goodwill in both the fresh produce and technology businesses was impaired along with certain technology patents.  The Company re-examined its patents as circumstances dictated in 2002 and concluded that no additional adjustment was required.

Legal Proceedings and Loss Contingencies

The Company is involved in routine legal and administrative matters that arise from the normal conduct of business.  Other matters contain allegations that are not routine and involve compensatory, punitive, and treble damages.  The outcome of these proceedings are not within the Company’s control, are often difficult to predict and often are resolved over long periods of time.  The Company maintains insurance with third parties to mitigate any loss that is related to certain claims.  Loss contingencies are recorded as liabilities in the financial statements when it is determined that we have incurred a loss that is probable and the amount of the loss is reasonably estimable, in accordance with SFAS 5 “Accounting for Contingencies”.  As of December 31, 2002 the Company had not recorded any liabilities for legal contingencies as we believe that we do not have any potential losses that are probable; this could change in the future depending on the ultimate outcome of these matters.

RISK FACTORS

RISKS RELATING TO OUR FINANCIAL CONDITION

We may not have enough cash to maintain our operations during the upcoming months

Our fresh produce business requires cash to harvest crops that have been planted and to make advances to growers for crops to be planted in the next season.  Our produce business does not have cash reserves, so it depends on continued sales revenues and bank borrowings to generate the required cash to support these needs.  If sales revenues are below projected levels during the second quarter of 2003 (which might be caused by low production volumes, lower than forecast customer demand for the Company’s vine sweet mini pepper, or low commodity prices), or if the lender to the distribution companies does not continue to provide financing, the produce business will not have sufficient cash to maintain its operations.  In that event, the produce business would be required to curtail or possibly even to suspend its operations and to make other expense reductions.

We may continue to sustain losses and accumulate deficits in the future

We have sustained losses in every year of our existence from 1996 through 2002.  As of December 31, 2002 our accumulated deficit was $213.9 million.  For the year ended December 31, 2002, we had a net loss of $20.4 million.  The factors that caused these losses, including factors described in this section, may continue to limit our ability to make a profit in the future.

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

Our leveraged position could cause us to be unable to meet our capital needs, which could hurt our financial condition

At December 31, 2002 we had a working capital deficit of $86.6 million and a stockholders deficit of $42.3 million.  We had $9.8 million of debt with banks and $96.9 million of debt with Savia and Savia’s subsidiaries.  This level of indebtedness may pose substantial risks to our company and to our stockholders, including the possibility that we may not generate sufficient cash flow to pay our outstanding debts.  Our level of indebtedness may also adversely affect our ability to incur additional indebtedness and finance our future operations and capital needs, which may limit our ability to pursue other business opportunities.

If we do not meet our debt covenants, we may not have sufficient funds to continue operations

Our U.S. distributing companies hold bank debt which require that they achieve certain levels of financial performance and that Savia complete the restructuring of its bank debt by March 31, 2003.  Any failure to meet these covenants could result in an event of default and the calling in of these loan facilities.  If such an event were to occur, it would significantly affect the current and future operations and financial performance of the Company and possibly even require that we shut down all operations.  At March 31, 2003 Savia had not yet completed its restructuring, though it believes it has reached a verbal understanding with its creditors and expects to move ahead with the corresponding documentation to solidify an agreement.  Bionova is in discussions with the bank in an effort to reach an accommodation on this issue.

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

ABSA’s reliance on leases and production associations could result in increased costs, which could adversely affect our financial results

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

Legal limitations could affect our ownership of rural land in Mexico, which could decrease our supply of produce causing a decrease in our revenues and profitability

ABSA owns a substantial amount of rural land in Mexico, which it uses to grow fresh fruits and vegetables.  Historically, the ownership of rural land in Mexico has been subject to legal limitations and claims by residents of rural communities, which in some cases could lead to the owner being forced to surrender its land.  ABSA has been involved in land dispute proceedings as part of its ordinary course of business.  ABSA has never lost any money in these land disputes, but if ABSA were ever required to surrender any of its land, the volume of fresh fruits and vegetables it produces would decline and adversely affect our profitability.

RISKS RELATING TO OUR INTERNATIONAL OPERATIONS

Currency fluctuations and inflation can increase the cost of our products in the United States and abroad, which decreases our revenues and profitability

While currency exchange rates in Mexico have been relatively stable over the past three years, previous history has shown that these rates can be highly volatile.  For example, in December 1994, the Mexican government announced its intention to float the Mexican peso against the United States dollar and, as a result, the peso devalued over 40% relative to the dollar during that month.  Exchange rate fluctuations impact our subsidiaries’ businesses.  If the value of the peso decreases relative to the value of the dollar, then (i) imports of produce into Mexico for distribution become more expensive in peso terms and therefore more difficult to sell in the Mexican market; and (ii) inflation that generally accompanies reductions in the value of the peso reduces the purchasing power of Mexican consumers, which reduces the demand for all products including produce and, in particular, imported, branded or other premium-quality produce.Conversely, if the value of the peso increases relative to the value of the dollar, Mexican production costs increase in dollar terms, which results in lower margins or higher prices with respect to produce grown in Mexico and sold in the United States and Canada.

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

GENERAL BUSINESS RISKS

Savia and Ag-Biotech Capital, LLC have substantial control over the Company and can affect virtually all decisions made by its stockholders and directors

Ag-Biotech Capital, LLC beneficially owns 18,076,839 shares of our common stock accounting for 78.9% of all outstanding shares.  As a result, Ag-Biotech Capital, LLC has the requisite voting power to significantly affect virtually all decisions made by the Company and its stockholders, including the power to elect all directors and to block corporate actions such as an amendment to most provisions of the Company’s certificate of incorporation.  This ownership and management structure will inhibit the taking of any action by the Company that is not acceptable to Ag-Biotech Capital, LLC.

We may incur significant liability as a result of stockholder lawsuits

The Company and its subsidiary, DNA Plant Technology Corporation, have been sued in several lawsuits relating to the 1996 merger transaction (the “Merger”) in which DNAP became a subsidiary of the Company.  In those lawsuits, the former preferred stockholders of DNAP alleged they should have received much more consideration for their shares in the Merger than they did.  One of these cases is still pending.  If the Company is ultimately found to be liable in this case, the value of the potential judgment could be far more than the Company could afford to pay.  For further information, see “Item 3.  Legal Proceedings,” which discusses this lawsuit in greater detail.

We may not be able to adapt our management information systems and controls to keep pace with our future business strategy, which could hurt our financial condition

The realization of our business strategy depends on, among other things, our ability to adapt management information systems and controls and to hire, train and retain qualified employees to allow these operations to be effectively managed.  The geographic separation of our subsidiaries’ operations exacerbates these issues.

We are not in compliance with the listing standards of the American Stock Exchange

Our common stock is listed on the American Stock Exchange.  On September 9, 2002, the American Stock Exchange advised us of its intent to file an application to delist our common stock from the Exchange.  We have submitted a plan to the Exchange to come back into compliance by June 30, 2003, which the Exchange has accepted.  However, our listing is being continually subjected to this extension and is still under review by the Exchange staff.  Failure to make progress consistent with the plan or to regain compliance with the continued listing standards could result in the Company being delisted from the Exchange.

All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements disclosed in this section and otherwise in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The table below provides information about the Company’s derivative financial instruments consisting primarily of debt obligations that are sensitive to changes in interest rates.  For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.  Weighted average variable rates are based on implied forward rates in the yield curve on December 31, 2002.  The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instrument’s actual cash flows are denominated in both U.S. dollars and Mexican pesos, and are indicated accordingly in the table below.

	2003	2004	2005	2006	2007	Total	Fair Value
Short-term debt:
($US equivalent in millions) U.S. dollar variable rate	$7.5	—	—	—	—	$7.5	$7.5
Average interest rate	6%					6%	6%
Peso variable rate (in $US)	2.3	—	—	—	—	2.3	2.3
Long-term debt:
U.S. dollar fixed rate	—	—	—	—	—	—	—
Average interest rate
U.S. dollar variable rate	—	—	—	—	—	—	—

The Company tries to use the most cost-effective means to fund its operating and capital needs.  Fixed or variable debt will be borrowed in both U.S. dollars and Mexican pesos.  The Company borrows Mexican pesos to provide for its working capital needs in its Mexican operations.  At December 31, 2002 the Company had no debt denominated in Mexican pesos.  To minimize exchange risk associated with the importation of products, the Company will enter into forward exchange contracts where the functional currency to be used in the transaction is dollars.

Exchange Rate Risk

At year-end 2002 the Company did not hold any financial instruments subject to exchange rate risk.

The Company is exposed to U.S. dollar-to-Mexican peso currency exchange risk due to revenues and costs denominated in Mexican pesos associated with its Mexican subsidiary, ABSA.  The Company expects it will continue to be exposed to currency exchange risks in the future.

Commodity Price Risk

The table below provides information about the Company’s fresh produce growing crops inventory and fixed price contracts that are sensitive to changes in commodity prices.  For inventory, the table presents the carrying amount and fair value at December 31, 2002.  For the fixed price contracts, the table presents the notional amounts in Boxes, the weighted average contract prices, and the total dollar contract amount by expected maturity dates, the latest of which occurs within one year from the reporting date.  Contract amounts are used to calculate the contractual payments and quantity of fresh produce to be exchanged under futures contracts.

At December 31, 2002

	Carrying Amount	Fair Value
On-balance sheet commodity position:
Fresh produce crops in process inventory ($US in millions)	$1.870	$1.870

Fixed price contracts:
Contract volumes (456,000 boxes)
Weighted average unit price	$20.21	$20.21
Contract amount ($US in millions)	$9.216	$9.216

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

Report of Independent Accountants

To the Board of Directors

and Stockholders of

Bionova Holding Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bionova Holding Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations and operating cash flow deficiencies for each of the three years in the period ended December 31, 2002.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP

San Jose, California

April 29, 2003

BIONOVA HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
Thousands of U.S. Dollars
(except share and per share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$2,130	$2,177
Accounts receivable, net	13,644	19,978
Advances to growers, net	3,313	8,999
Net assets of discontinued operations	1,165	3,325
Inventories, net	11,218	12,785
Assets held for sale (see Note 9)	3,025	4,245
Other current assets	1,575	931
Total current assets	36,070	52,440
Property, plant and equipment, net	32,852	32,995
Other assets	11,828	10,729
Total assets	$80,750	$96,194

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$16,006	$18,528
Accounts due to related parties	96,857	89,184
Short-term bank loans	9,818	9,389
Current portion of long-term debt	—	161
Total current liabilities	122,681	117,262
Long-term bank debt	—	558
Total liabilities	122,681	117,820
Minority interest	401	164
Commitments and contingencies (see Note 20)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 5,000 shares authorized, 200 shares issued and outstanding at both December 31, 2002 and 2001, liquidation value of $10,000 per share	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 22,905,408 and 23,588,031 shares issued and outstanding at December 31, 2002 and 2001, respectively	229	236
Additional paid-in capital	171,574	171,597
Accumulated deficit	(213,914)	(193,499)
Accumulated other comprehensive income (loss)	(221)	(154)
Total stockholders’ equity (deficit)	(42,332)	(21,820)
Total liabilities, minority interest, and stockholders’ equity (deficit)	$80,750	$96,194

The accompanying notes are an integral part of these consolidated financial statements.

BIONOVA HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME AND LOSS

Thousands of U.S. Dollars

(except share and per share amounts)

	Year ended December 31,
	2002	2001	2000

Total revenues	$129,445	$204,471	$222,789

Cost of sales	123,900	184,285	213,057
Selling and administrative expenses	15,088	21,557	26,946
Loss on sale of assets (see Note 5)	532	5,418	550
Impairment of assets (see Note 11)	—	14,328	—
Amortization of goodwill, patents and trademarks	—	744	1,251
	139,520	226,332	241,804

Operating loss	(10,075)	(21,861)	(19,015)

Interest expense	(8,821)	(9,760)	(17,512)
Interest income	1,350	1,982	2,141
Exchange gain (loss), net	(196)	(536)	381
Shareholder litigation expense	—	(1,300)	—
Other non-operating (expense) income, net	72	385	(187)
	(7,595)	(9,229)	(15,177)

Loss from continuing operations before discontinued operations	(17,670)	(31,090)	(34,192)

Discontinued operations (see Note 4):
Loss from operations of research and development business segment	(1,942)	(24,371)	(7,056)

Loss before extraordinary items, taxes, and minority interest	(19,612)	(55,461)	(41,248)

Extraordinary items, net of tax:
Extraordinary gain due to interest reversal (net of applicable income taxes of $0)	—	—	9,852
Extraordinary loss on retirement of floating rate notes (net of applicable income taxes of $0)	—	—	(1,917)

Loss before income taxes	(19,612)	(55,461)	(33,313)
Income tax expense	572	672	643

Loss before minority interest	(20,184)	(56,133)	(33,956)
Minority interest in net loss (income) of subsidiaries, net	(231)	(461)	1,545

Net loss	(20,415)	(56,594)	(32,411)

Other comprehensive income (expense) net of tax:
Foreign currency translation adjustment	(67)	(414)	536

Comprehensive loss	$(20,482)	$(57,008)	$(31,875)

Loss per share from continuing operations	$(0.79)	$(1.37)	$(1.41)
Loss per share from discontinued operations	(0.08)	(1.03)	(0.30)
Gain per share from extraordinary items	—	—	0.34
Net loss per share -basic and diluted	$(0.87)	$(2.40)	$(1.37)

Weighted average number of common shares outstanding	23,480,408	23,588,031	23,588,031

The accompanying notes are an integral part of these consolidated financial statements.

BIONOVA HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

Thousands of U.S. Dollars

(except share amounts)

	Preferred Shares Outstand- ing	Preferred Stock	Common Shares Outstand- ing	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehen- sive Income (Loss)	Accumulated Deficit	Total Stockholders Equity (Deficit)

Balance at December 31, 1999	—	$——	23,588,031	$236	$107,918	$(276)	$(104,494)	$3,384
Shares issued to Bionova International, Inc., and additional capital contributions, net of expenses	200	—	—	—	63,679	—	—	63,679
Net loss	—	—	—	—	—	—	(32,411)	(32,411)
Cumulative translation adjustment	—	—	—	—	—	536	—	536
Balance at December 31, 2000	200	—	23,588,031	236	171,597	260	(136,905)	35,188
Net loss	—	—	—	—	—	—	(56,594)	(56,594)
Cumulative translation adjustment	—	—	—	—	—	(414)	—	(414)
Balance at December 31, 2001	200	—	23,588,031	236	171,597	(154)	(193,499)	(21,820)
Net loss
Purchase of shares held by Grace Brothers in conjunction with settlement of lawsuit	—	—	(107,623)	(1)	—	—	—	(1)
Purchase by IPHC of shares held by Dupont	—	—	(575,000)	(6)	(23)	—	—	(29)
Net loss	—	—	—	—	—	——	(20,415)	(20,415)
Cumulative translation adjustment	—	—	—	—	—	(67)	—	(67)
Balance at December 31, 2002	200	$—	22,905,408	$229	$171,574	$(221)	$(213,914)	$(42,332)

The accompanying notes are an integral part of these consolidated financial statements.

BIONOVA HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Thousands of U.S. Dollars

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,415)	$(56,594)	$(32,411)
Adjustments to reconcile net loss to net cash used by continuing operations:
Minority interest	231	461	(1,545)
Depreciation	3,128	4,363	4,820
Amortization of goodwill, patents and trademarks	—	3,174	3,501
Deferred income taxes	—	(894)	(8)
Amortization of prepaid commissions on floating rate notes	—	—	1,917
Loss (gain) from sale of property, plant and equipment	285	4,054	550
Interest accrued on advances from Savia and Bionova International, Inc	8,957	8,133	9,852
Impairment of goodwill and patents and trademarks (see Note 11)	—	29,953	2,644
Loss on sale of assets (see Note 5)	—	6,608	—
Other non-cash items	(1,044)	(1,562)	(14)
Net changes (exclusive of acquisitions) in:
Accounts receivable and advances to growers, net	12,019	642	(6,029)
Inventories	1,567	(344)	(692)
Net assets of discontinued operations	2,160	—	—
Other assets	(1,745)	(1,480)	1,032
Accounts payable and accrued expenses	(2,522)	(14)	6,563
NET CASH USED IN OPERATING ACTIVITIES	2,621	(3,500)	(9,820)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment for acquisition of intellectual property	—	—	(3,000)
Purchases of property, plant and equipment	(4,073)	(5,437)	(6,024)
Payments received for sale of assets, net of cash divested	3,007	656	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,066)	(4,781)	(9,024)

CASH FLOWS FROM FINANCING ACTIVITIES
Short term borrowing	7,683	9,300	5,207
Repayments of short-term debt	(7,855)	(19,687)	(9,232)
Repayments of long-term debt	(1,867)	(220)	(100,187)
Proceeds from long-term debt	1,750	730	138
Accounts due to related parties, net	(1,284)	17,085	48,717
Restricted cash	—	—	9,548
Proceeds from issuance of Series A convertible preferred stock and additional capital contribution by Bionova International, Inc	—	—	63,679
Purchase of common stock	(29)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,602)	7,208	17,870

Net decrease in cash and cash equivalents	(47)	(1,073)	(974)
Cash at beginning of year	2,177	3,536	4,510
Cash at end of year	$2,130	$2,463	$3,536

SUPPLEMENTAL CASH FLOW DATA
Interest paid	$664	$842	$4,195
Income taxes paid	576	180	807
NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of Monsanto Company’s strawberry development program	—	—	3,000
Additional capital contribution due to reversal of interest accrual on advances from Savia and Bionova International, Inc	—	—	9,852

The accompanying notes are an integral part of these consolidated financial statements.

BIONOVA HOLDING CORPORATION

Notes to the Consolidated Financial Statements

Note 1 - Basis of Presentation

Bionova Holding Corporation, a Delaware corporation (together with its subsidiaries, “Bionova Holding” or the “Company”), an indirect subsidiary of Savia, S.A. de C.V. (“Savia”), a Mexican corporation, was formed on January 12, 1996.  Today, the Company acts as a holding company for (i) Agrobionova, S.A. de C.V., of which the Company owns 98.6% (“ABSA”),  (ii) International Produce Holding Company, of which the Company owns 100% (“IPHC”), (iii) DNA Plant Technology Corporation, of which the Company owns 100% (“DNAP”), and (iv) VPP Corporation, of which the Company owns 100% (“VPP”).

Going Concern

The Company incurred a net loss of $20.4 million, but generated cash from opertions of $2.6 million for the year ended December 31, 2002. The Company sustained significant operating losses and operating cash flow deficiencies in 2001 and 2000.  At December 31, 2002 the Company had a negative working capital position of $86.6 million.

Management has been and is continuing to address the Company’s financial condition by selling non-core assets of the fresh produce business, and by selling and licensing its intellectual property.The Company also closed down its research and development operations in June 2002 to eliminate the ongoing expense in this segment of the business (see Note 4).  The Company also must find a solution to the $96.9 million of debt plus the interest accruing in 2003 that is due to Savia and its subsidiaries during 2003.  There can be no assurance that these actions will result in sufficient working capital to significantly improve the Company’s current financial position or its results of operations nor can there be any assurance the Company will be able to meet its obligations in 2003 nor secure funds to take it beyond the 2003 calendar year.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

a.  Consolidation

The consolidated financial statements include Bionova Holding Corporation and all of its wholly-owned and majority-owned subsidiaries (the Company).  All significant intercompany accounts and transactions have been eliminated.

b.  Management’s estimates and assumptions

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

d.  Cash and cash equivalents

The Company considers all highly liquid and temporary cash investments with original maturities of three months or less to be cash equivalents.  The Company’s policy is to place its cash and cash equivalents with large creditworthy financial institutions to limit the amount of credit exposure.

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

i.  Goodwill

Goodwill consists principally of excess purchase price over the fair value of tangible and identifiable intangible assets of businesses acquired.  Goodwill has been amortized on the straight-line basis over twenty years.  Amortization of goodwill of continuing operations amounted to $0.000 million, $0.744 million, and $1.251 million, in 2002, 2001, and 2000, respectively.

j.  Patents and trademarks

The costs of obtaining patents are expensed as incurred.  The acquired patents held by Bionova Holding, DNAP, and VPP were recognized as being impaired at the end of 2001, and an impairment charge was taken at that time (see note 2k below).  As licenses and sales have occurred in 2002, the value of the patents have been reviewed on an ongoing basis and charges made based on the estimated potential value remaining in these patents.  The estimated realizable value of the patents are reflected in the assets of the discontinued operations.  The value of these patents as of December 31, 2002 and 2001 was $1.2 million and $3.0 million, respectively.

k.  Impairment of Long-Lived Assets

Effective January 1, 2002, the Company accounts for long-lived assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS No. 144”), which requires the Company to review for impairment its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable.  When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset’s carrying value.  If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset.  Prior to January 1, 2002, each year, management determined whether any long-lived assets had been impaired based on the criteria established in Statement of Financial Accounting Standards No.  121  (SFAS 121),“Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of.”  The carrying amount of a long-lived asset was considered impaired when the estimated undiscounted cash flow from each asset was less than its carrying amount.  In that event, the Company recorded a loss equal to the amount by which the carrying amount exceeds the fair value of the long-lived asset.  During fiscal year 2001, management determined that goodwill associated with its technology business and its fresh produced business was impaired.  The fair value of the goodwill was estimated using discounted cash flows.  Accordingly, the Company recorded an impairment charge on the goodwill of the fresh produce business in the amount of $14.3 million in 2001.  An additional $7.6 million goodwill impairment charge was taken on the discontinued operations of the research and development segment of the business.  The Company also determined that the value of the patents and trademarks of its research and development business had become impaired in 2001.  The Company recorded an impairment charge on its patents and trademarks in the discontinued operations of the research and development segment in an amount of $8.0 million in 2001.  (See Note 11)

l.  Research and product development costs

All research and product development costs incurred or acquired are expensed.

m.  Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” Under APB No. 25, unearned stock compensation is based on the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the exercise price.

n.  Concentration of credit risks

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and advances to growers.  The Company’s cash and cash equivalents are deposited in financial institutions in the United Sates and Mexico and may exceed the amount of insurance provided on such deposits.  Credit risk associated with trade receivables is limited due to the large number of customers comprising the Company’s customer base.  There can be no assurance that an event outside of the Company’s control will not occur and cause these trade receivables or advances to be at risk.  The Company performs ongoing credit evaluations of its customers’ and growers’ financial condition to determine the need for an allowance for uncollectible accounts.

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

p.  Fair value of financial instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, trade receivables and payables, and advances to growers, approximate their fair market value due to their short-term maturities.  Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligations approximates fair value.

q.  Translation of financial statements

The financial statements for subsidiaries whose functional currency is not the U.S. dollar are translated in the following manner: assets and liabilities at the year-end rates, stockholders’ equity at historical rates and results of operations at the monthly average exchange rates.  The effects of exchange rate changes are reflected as a separate component of stockholders’ equity.

For subsidiaries whose activities are recorded in currencies which are not their functional currency, the components of the financial statements are translated as follows:

Balance Sheet:
Current assets, except inventories	year-end
Inventories	historical
Liabilities	year-end
Property, plant and equipment	historical
Stockholders’ equity	historical

Results of Operations:
Sales	historical
Cost of sales	historical
Depreciation and amortization	historical
Interest	monthly average
Other expenses and income	monthly average
Income taxes	monthly average

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

The following table sets forth the potential shares of common stock that are not included in the diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive for the periods indicated (in thousands):

	(Thousands of Shares) Year Ended December 31
	2002	2001	2000

Effect of dilutive securities:
Convertible preferred stock outstanding	23,156	23,156	23,156
Stock options outstanding	141	216	326

s. Employee benefit plan

The U.S distribution companies have a savings and retirement plan and trust (the “401(k) Plan”) available to all eligible employees of these companies.  An eligible employee may elect to defer, in the form of contributions to the 401(k) Plan, between 1% and 15% (in 1% increments) of the total compensation that would otherwise be paid to the employee, subject to annual contribution limitations.  An employee’s contributions are invested at the direction of the employee in various investment options and are fully vested and non-forfeitable immediately upon contribution.  The 401(k) Plan provides for contributions in the form of common stock or cash, not to exceed 3% of elective salary deferral contributions.  During 2002, 2001, and 2000, the U.S distribution companies’ contributions to the 401(k) Plan were less than $0.020 million each year.

t. Segment reporting

The Company reports segment data based on the management approach. The management approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of the Company’s reportable operating segments. The Company also discloses information about products and services, geographical areas and major customers.

u. Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 3 — 2000 Purchase Agreement and Capitalization

On December 28, 2000 Bionova Holding Corporation (“ the Company”) and its parent company, Savia, S.A. de C.V., entered into a Purchase Agreement to which Savia’s subsidiary, Bionova International, Inc. is also a party.  The Purchase Agreement called for the Company to sell its fresh produce farming and distribution business segments (“fresh produce business”), including all of the debt and liabilities of the business, to Savia for $48 million.  The purchase price for the business was to be paid by the application of $48 million of advances previously made by Savia to the Company.Also, the Purchase Agreement provided for a capitalization of other advances made to the Company by Savia.  Consistent with this agreement, on December 29, 2000 the Company issued 200 shares of convertible preferred stock to Bionova International for $63.7 million, which was paid through the application of all of the remaining outstanding advances previously made by Savia to the Company (other than the $48 million which was to be retired upon the sale of the fresh produce business).  These 200 shares of preferred stock are convertible into 23,156,116 shares of common stock (a conversion ratio based on $2.75 per share) at any time after adoption and filing by the Company of a charter amendment increasing the authorized number of shares of Common Stock to at least 70,000,000.  The Company will not receive any additional consideration upon the conversion of the preferred stock.  (As of the date of these financial statements, the Company has not, and has no plans to complete the sale of the Company’s fresh produce business to Savia.  In addition, the Company has not as of this date increased the authorized shares nor have the preferred shares been converted into common stock.)

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

Note 4 — Discontinued Operations:  Closing of Research and Development Operations

On May 13, 2002 Bionova Holding announced it had begun closing down its research and development operations, including all of the activities carried out through its wholly owned DNAP and VPP subsidiary companies.The focus of DNAP’s research during the past year had been the production of transgenic plants which provide improved disease resistance for fruit and vegetable crops.  Concerns about public acceptance of transgenic products in these markets made producers reluctant to invest in the development of transgenic fruits and vegetables.  Further, the agricultural industry has suffered from low prices for its products over the past few years, leading growers, food companies and other providers to delay new research and development investment.  Despite an intensive search, these factors made it difficult for DNAP to develop new customers; and, with the absence of a customer base, DNAP was not able to obtain venture capital or other financing sufficient to continue operations.  Accordingly, the research and development operations were closed down during May and June, including the Oakland facility, and all personnel were laid off.  DNAP shifted its focus to the licensing and sale of its intellectual property.  The shutdown of operations was completed on June 30, 2002.

In conjunction with the closing of the Company’s research and development operations, DNAP and Seminis Vegetable Seeds agreed to terminate their long-term funded research agreement, which was entered into in January 1997.  Seminis made a cash payment as part of the termination agreement, and DNAP acquired certain technology rights which bring value to its technology licensing and sale activities.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods.  This Statement supersedes FASB Statement No. 121 and APB 30, however, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale.  Management has been working on the plan and structure to enable the transfer of the remaining patents and trademarks of DNAP and VPP to Bionova Holding and/or its other subsidiaries.

The presentation of the discontinued operations includes segregation of the operating results in the Consolidated Statement of Operations and Comprehensive Income and Loss for the years ended December 31, 2002, 2001, and 2000.  The net assets of the discontinued operations are segregated in the Consolidated Balance Sheet at December 31, 2002 and 2001 and in the Consolidated Statement of Cash Flows for the year ended December 31, 2002.  Accordingly, the revenues, costs and expenses, assets and liabilities and cash flows of these discontinued operations have been excluded from the respective captions in the Consolidated Statement of Operations and Comprehensive Income and Loss, Consolidated Balance Sheet and Consolidated Statement of Cash Flows and have been reported as “Loss from operations of research and development business segment,” as a component of the “Assets held for sale,” and as “Net assets of discontinued operations” for the periods noted above.  The results of discontinued operations do not include any interest expense or management fees allocated by the Company.  Data presented for earnings per share reflect the reclassification of the discontinued operations.

The results of the Company’s research and development operations through the appropriate measurement dates (in thousands of dollars) are summarized as follows:

	(Thousands of U.S. Dollars)
	Year Ended December 31,
	2002	2001	2000

Revenues	1,920	3,129	3,467
Loss before provision for income taxes	(1,942)	(24,371)	(7,056)
Income tax expense	—	—	—
Net loss	(1,942)	(24,371)	(7,056)

Summary data relating to the assets and liabilities of the Company’s research and development operations at December 31, 2002 and 2001 are shown below.

	(Thousands of U.S. Dollars)
	December 31,
	2002	2001
Current assets	$0	$0
Total assets	1,249	3,325
Current liabilities	84	0
Total liabilities	84	0
Net assets of Research and Development	$1,165	$3,325

The Company has been, and continues to work on the licensing and sale of its patents and trademarks.  For the twelve months ended December 31, 2002 the Company received more than $1.3 million in revenue associated with these activities.

The footnotes to these financial statements reflect balances of continuing operations as of December 31, 2002 and 2001.  Income and expense disclosures in the footnotes to these financial statements, unless otherwise noted, reflect only those from continuing operations for the years ended December 31, 2002, 2001, and 2000.

Note 5 – Divestitures of Agricultural Assets, Subsidiary Companies and Strawberry Assets

During the fourth quarter of 2002 ABSA sold land in Sinaloa, Mexico for $2.5 million.  A loss was recorded on this sale of $0.433 million.  ABSA also sold an airplane for $0.093 million.  A loss was recorded on the sale of the airplane of $0.099 million.

On February 19, 2001, IPHC sold its entire 75% interest in Tanimura Distributing, Inc. (“TDI”), its Los Angles based distributing company, back to TDI in exchange for a note obligating TDI to pay IPHC $1.2 million, plus interest at 10.5% per annum, over a three year period.   IPHC recorded a loss on the sale of TDI of $0.4 million in the first quarter of 2001.

On November 1, 2001 ABSA sold its entire 50.01% interest in Interfruver, S.A. de C.V., ABSA’s distributing subsidiary in Mexico, to members of the Bon Family who previously had owned the remaining 49.99%.  In consideration for ABSA’s interests, the consideration accorded ABSA by the Bons consisted of both a fixed and variable component.  The fixed component was approximately $2.6 million, of which $1.1 million was purchase price and the balance of $1.5 million was payment for outstanding accounts receivable and for services provided by ABSA both prior to the date of the purchase agreement and in 2002.  There is an additional variable component of the purchase price due to be paid through four annual payments in calendar years 2002-2005.  ABSA received $1.7 million in November 2001, $0.7 million in March 2002, and $0.2 million in August 2002.   ABSA recorded a loss on the sale of Interfruver of $5.0 million in the fourth quarter of 2001.

During the second quarter of 2001 VPP shut down its strawberry breeding program, and in the fourth quarter sold the assets associated with this program.  VPP recorded a $3.4 million loss on the sale of these assets in 2001, which is included in the Loss from operations of the research and development business segment.

Note 6 – Accounts Receivable

Accounts receivable were comprised of the following:

	(Thousands of U.S. Dollars)
	December 31,
	2002	2001
Trade	$11,093	$17,645
Recoverable value-added tax	1,562	1,728
Officers and employees	38	44
Sundry debtors	1,691	2,540
Related parties	2,086	873
	16,470	22,830
Allowance for doubtful accounts and returns	(2,826)	(2,852)
	$13,644	$19,978

The Company sells its produce primarily to retailers and wholesalers in the United States, Mexico and Canada.  No single customer accounted for more than 10% of the Company’s sales, and there were no significant accounts receivable from a single customer at December 31, 2002.

Note 7 – Advances to Growers

Advances to growers were comprised of the following:

	(Thousands of U.S. Dollars)
	December 31,
	2002	2001
Advances to growers	$9,402	$13,652
Advances to related parties	233	233
	9,635	13,885
Allowance for doubtful accounts	(6,322)	(4,886)
	$3,313	$8,999

The Company had agreements in 2002 and 2001 with certain produce growers in Mexico whereby a significant portion of growing costs were paid in advance by the Company.  The growing costs were recorded as advances to growers and recognized as a component of cost of produce sales when the produce is sold.  The advances in Mexico were $1.3 million and $ 7.3 million at December 31, 2002 and 2001, respectively, and were secured by promissory notes and/or the right to use the acreage of the grower if the advances were not repaid.  Advances to growers in the United States were $1.6 million and $ 2.4 million at December 31, 2002 and 2001, respectively, and generally were not collateralized.

Note 8 –Inventories

Inventories were comprised of the following:

	(Thousands of U.S. Dollars)
	December 31,
	2002	2001
Finished produce	$762	$844
Growing crops	2,660	5,691
Advances to suppliers	1,732	727
Spare parts and materials	2,340	2,875
Merchandise in transit and other	3,724	2,836
	11,218	12,973
Allowance for slow moving inventory	—	(188)
	$11,218	$12,785

Note 9 – Assets Held for Sale

Assets held for sale were comprised of the following:

	(Thousands of U.S. Dollars)
	December 31,
	2002	2001
Agricultural land in Sinaloa, Mexico	$322	$3,255
Agricultural land in Guerrero, Mexico	825	825
Commercial land in San Diego, California	580	—
Commercial airplane held by Bionova Produce, Inc	1,298	165
	$3,025	$4,245

Note 10 – Property, Plant, and Equipment

Property, plant and equipment was comprised of the following:

	(Thousands of U.S. Dollars)
	December 31,
	2002	2001	Estimated Useful life
Land	$8,042	$6,052
Buildings	12,009	11,875	25 years
Machinery and equipment	21,292	21,238	15 years
Office equipment	3,441	3,969	4 years
Transportation equipment	2,690	3,918	10 years
Land improvements and others	1,043	739	13 years
	48,517	47,791
Accumulated depreciation and amortization	(15,665)	(14,796)
	$32,852	$32,995

Note 11 – Impairment of Goodwill and Intangible Assets

In December 2001, in connection with its ongoing review of business operations, the Company conducted a strategic and financial examination of its business segments.  This examination triggered an impairment review of certain long-lived assets, including goodwill, patents and trademarks.  The Company calculated the present value of expected cash flows of its fresh produce and technology businesses to determine the fair value of those assets.  Accordingly, the Company recorded an impairment charge on the goodwill of the fresh produce business in the amount of $14.3 million in 2001.  An additional $7.6 million goodwill impairment charge was taken on the discontinued operations of the research and development (technology) segment of the business.  The Company also determined that the value of the patents and trademarks of its research and development business had become impaired in 2001, and an $8.0 million charge was recorded for the impairment of these assets.

The Company’s technology assets became impaired because of (i) the decision to terminate VPP’s breeding program and dispose of the related assets and (ii) the change in DNAP’s technology strategy from a focus on quality trait improvements and the commercialization of fruits and vegetables using these traits to a technology program focused on disease and nematode resistance traits with value deriving from the sale or licensing of these traits.  The Company’s fresh produce assets were determined to have become impaired based on the future outlook for cash flows of the fresh produce business taking into account its failure to generate a positive annual cash flow in each of the past six years and an analysis of the reasons underlying this performance failure.

Note 12 – Other Assets, net

Other assets were comprised of the following:

	(Thousands of U.S. Dollars)
	December 31,
	2002	2001
Notes receivable from growers	$9,961	$13,508
Others	1,867	872
	11,828	14,380
Allowance for doubtful accounts	—	(3,651)
	$11,828	$10,729

Note 13 – Bank Loans and Long-Term Debt

Bank loans

At December 31, 2002 all of the Company’s $9.8 million of bank debt, all of which was current, was associated with its U.S. distributing companies.

In December 2002, Bionova Produce, Inc., Bionova Produce of Texas, Inc. and R.B. Packing of California, Inc., the Company’s major distributors of fresh produce in the United States, signed agreements for a new set of credit facilities with Wells Fargo Business Credit, Inc. which run through April 2006.  There are three separate, but related loan components associated with these credit facilities.  First, Bionova Produce, Inc. was extended a “permanent term loan” of $1.75 million, which will be amortized over 10 years.  Interest is charged at the Wells Fargo prime rate of interest plus 1.5%, and interest and principal amortization payments are made on a monthly basis.  The second component is a “seasonal term loan” of $1.75 million, although only $1.25 million will be extended at this time.  Interest is charged at the Wells Fargo prime rate of interest plus 1.5%, and interest payments are made on a monthly basis.  The outstanding principal balance on the seasonal term loan is amortized each year during the months of January through April, and may then be borrowed again in full on May 1.  The third component is a $7 million revolving line of credit to support working capital requirements of the fresh produce business.  The revolving line of credit must be paid down to a maximum of $1.5 million for a 30 day period between July 1 and September 30 each year.  Interest on this revolving line of credit is charged at the Wells Fargo prime rate of interest plus 1.0%.  All three components of the credit facilities are secured by all of the real and intangible assets of the three U.S. distributing companies and are guaranteed by both Bionova Holding and its parent company, Savia.   The key covenants associated with these credit facilities are that the three distributing companies as a group must maintain a minimum net worth of $8.75 million, a debt service coverage ratio of at least 1.25 to 1, achieve minimum levels of quarterly earnings before taxes to be agreed between the Company and Wells Fargo annually, and the distributing group may not experience a net loss during any month that exceeds $0.5 million or a net loss for a two month period that exceeds $0.3 million.  Also, there are provisions in the credit agreement that may permit Wells Fargo Business Credit, Inc. to declare an event of default if Savia fails to complete the restructuring of its debt facilities with its banks.  As of the date of these financial statements, the Company believes it is in compliance with all of the covenants of these facilities with the exception of the Savia covenant.  While Savia believes it now has reached a verbal understanding with its creditors and expects to move ahead with the corresponding documentation to solidify an agreement, the restructuring is not yet complete.  Bionova Holding is in discussions with Wells Fargo Business Credit in an effort to reach an accommodation on this issue.  Accordingly, since the Company has technically incurred an event of default, the long-term component of the debt has been reclassified as a component of the current portion of long-term debt.

In addition to these credit facilities Bionova Produce, Inc. has a five-year loan secured by an airplane and is guaranteed by Savia.  The loan is for $0.7 million and is due August 30, 2006.  Principal and interest payments of approximately $15,000 are due monthly.  The interest rate on this debt is 8.25% per annum.  As Bionova Produce is in the process of trying to sell this airplane, this asset has been classified as being held for sale and the debt has been reclassified as a component of the current portion of long-term debt.

On October 3, 2001 ABSA (as the Mexican designee of Bionova Produce, Inc.) entered into an agreement with Libra Exportaciones, S.A. de C.V. (“Libra”) whereby ABSA assumed a $2.3 million mortgage obligation to a Mexican financial institution (see Note 20) in conjunction with certain pieces of land being transferred to ABSA.  On March 7, 2003, a new agreement was signed by Libra, the Alvarez family (the former owners of Libra), and ABSA whereby ABSA will transfer certain pieces of land it received from Libra stemming from the October 3, 2001 agreement to the Mexican financial institution in exchange for a release from the $2.3 million mortgage obligation. The transfer of the land and the release of the mortgage obligation are expected to be completed during 2003 and therefore, the total debt obligation has been classified as short-term.

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

As a result of the capitalization and sale transaction, $9.9 million of accrued interest that would otherwise have been payable was reversed and treated as part of Savia’s capital contribution for accounting purposes.

Consolidated obligations under long-term debt arrangements are denominated in U.S. dollars and were comprised of:

	(Thousands of U.S. Dollars)
	December 31,
	2002	2001

Capital lease obligations secured by the related equipment acquired, bearing interest at variable annual rates (14% at December 31, 2001	$—	$19

Mortgage notes payable to banks secured by real property, interest at prime plus 1.5% (5.75% and 8.25% at December 31, 2002 and 2001)	—	700
	—	719
Less current portion	—	161
Long-term debt	$—	$558

Note 14 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following:

	(Thousands of U.S. Dollars)
	December 31,
	2002	2001
Trade	$9,812	$10,789
Payables to growers	1,527	1,137
Accrued compensation	635	483
Accrued interest	85	83
Income taxes payable	1,669	1,077
Sundry creditors	2,278	4,959
	$16,006	$18,528

Note 15 – Income Taxes

The (charges) credits for income taxes are summarized as follows:

	(Thousands of U.S. Dollars)
	Year ended December 31,
	2002	2001	2000
Current
United States
Federal	$(26)	$—	$—
State	—	—	(48)
Foreign	(550)	(1,570)	(933)
	$(576)	$(1,570)	(981)
Deferred
United States
Federal	$—	$—	$—
State	—	—	257
Foreign	4	898	81
	4	898	338
Income tax expense	$(572)	$(672)	$(643)

Income tax (expense) benefit differs from the amounts computed by applying the statutory federal income tax rate (35% in Mexico and 34% in United States) to pretax income as a result of the following:

	(Thousands of U.S. Dollars)
	Year ended December 31,
	2002	2001	2000
Tax benefit at statutory rate in the United States (34%)	$6,941	$18,959	$14,251
Effect of lower tax rate of 17% for agricultural businesses in Mexico	(1,780)	(2,288)	(3,259)
Change in valuation allowance of deferred tax assets	70	(28,677)	(18,281)
Taxable inflationary gains in Mexico	(68)	27	110
Depreciation on inflation-indexed value of property, plant, and equipment in Mexico	37	(3)	20
State taxes	4	—	291
Effect of change in ABSA’s tax filing status	(6,385)	8,651	4,972
Other	609	2,659	1,253
	$(572)	$(672)	$(643)

Significant components of the Company’s deferred tax liabilities and assets at December 31, 2001 and 2000 are shown below:

	(Thousands of U.S. Dollars)
	December 31,
	2002	2001
Deferred tax assets
Tax loss carryforwards	$77,226	$77,748
Other	3,856	1,281
Total deferred tax assets	81,082	79,029
Valuation allowance	(74,108)	(79,029)
Net deferred tax assets	6,974	—
Deferred tax liabilities
Inventories	(676)	—
Other	(6,298)	—
Total deferred tax liabilities	(6,974)	—
Net deferred tax liabilities	$—	$—

The Mexican asset tax of 1.8% on certain net assets is not applied during the first three years after an asset is placed in service.  This tax, once applied, is due if Mexican federal income taxes are not in excess of the asset tax and can be reduced by tax credits for certain property, plant and equipment investments.  Asset taxes paid can be recovered in future years from taxes on future income in excess of future asset taxes.  Through December 31, 2002, investment tax credits have offset applicable asset taxes.

Effective for the year ended December 31, 1999, ABSA changed to a simplified tax filing status for agricultural businesses as permitted by Mexican tax law.  Under the simplified filing status, taxable income is calculated as stockholders’ equity over and above common stock and additional paid-in-capital and is payable when dividends are paid to stockholders.  As a result, deferred tax assets generated under the simplified tax filing status consist of the accumulated deficit recorded on the books of ABSA and are included in tax loss carryforwards.

At December 31, 2002, the Company had total tax loss carryforwards of approximately $262.6 million.  Tax loss carryforwards from the Company’s Mexican subsidiaries can be inflation-indexed in Mexico until the date of their application against future taxable profits. The tax loss carryforwards expire from 2003 to 2009.  The tax loss carryforwards are contained in the Company’s Mexican subsidiaries ($145.7 million), U.S. subsidiaries ($116.9 million), and other foreign subsidiaries ($0.0 million).

DNAP had tax loss carryforwards at the date of the Merger whose utilization is limited to $27.8 million.  A full valuation allowance has been provided with respect to these tax loss carryforwards.

Note 16 – Purchase of Common Stock

On December 23, 2002, IPHC entered into an agreement with E. I. du Pont de Nemours and Company and its wholly owned subsidiary DuPont Chemical and Energy Operations, Inc. (collectively referred to as “Dupont”) to buy all of the 575,000 Bionova Holding shares held by these two companies.  The price IPHC agreed to pay to Dupont was $0.05 per share, or a total of $28,750.  Dupont was provided with a promissory note in exchange for its shares on December 23, 2002.  This note was paid in full on January 14, 2003.

Note 17 – Convertible Preferred Stock

The rights, preferences and privileges of the Series A preferred stock are as follows:

Dividends

The holders of shares of the Series A preferred stock are entitled to receive dividends payable when and as declared by the Board of Directors of the Company at a rate determined by the Board of Directors.  No dividend shall be paid on common stock unless dividends have been paid or declared upon all shares of Series A preferred stock at a rate per share equal to the dividend payment on the common stock into which each share of Series A preferred stock is convertible.  As of December 31, 2002, no dividends had been declared or paid.

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

Voting Rights

Each holder of preferred stock shall be entitled to one vote for each share held.  Holders of Series A preferred stock are limited to votes on (i) a creation or adjustment to securities senior to the Series A preferred stock, or (ii) amendments to the Company’s Certificate of Incorporation that would adversely affect the rights and preferences of the Series A preferred stock.

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

Note 18 – Stock Options and Warrants

Stock Option Plans

As a result of the Merger the Company assumed DNAP’s existing stock option plans.  The number of shares and option exercise prices were adjusted to give effect to the exchange ratio stipulated in the merger agreement.  The six plans are the 1982 Stock Option Plan, 1986 Stock Option Plan, 1994 Stock Option Plan, the Non-Employee Directors Stock Option Plan, the Incentive Stock Option Plan, and the Non-Qualified Stock Option Plan.  Approximately 13,200 options were outstanding at December 31, 2002 under all of these stock option plans.  The Company does not expect to award any new options under any of these plans.

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

The Directors’ Plan provided for initial and annual grants of non-qualified stock options to each non-employee director at prices which were equal to 90% and 100%, respectively, of the fair market value of DNAP’s (and now the Company’s) common stock on the date of grant and expiring ten years from the date of grant.  An initial director’s option became exercisable in five equal annual installments, beginning one year from the date of grant, and the annual awards became fully exercisable within one year from the date of grant.

In addition to the options plans assumed at the time of the Merger, the first awards were made under Bionova Holding Corporation’s 1998 Long-Term Incentive Plan in 1999.  This plan provides for the issuance of stock options and other forms of stock-based awards to all employees and directors of the Company.  The maximum number of shares of common stock that are available for grant of awards under this plan is not to exceed 2,000,000 shares.  At December 31, 2002 there were 127,800 options outstanding under this plan.  These options vest in equal amounts of 25% per year over a four-year period.

A summary of the activity under all of the Company’s stock option plans during 2000, 2001, and 2002 is as follows:

Stock Options

Outstanding on December 31, 1999	362,092
Expired and canceled	(36,447)
Outstanding on December 31, 2000	325,645
Expired and canceled	(109,625)
Outstanding on December 31, 2001	216,020
Expired and canceled	(75,020)
Outstanding on December 31, 2002	141,000
Available for grant at December 31, 2002	1,872,200
Exercisable at December 31, 2002	109,050
Option prices per share:
Expired or canceled	$ 3.25 to $65.25
Outstanding	$ 3.25 to $56.25

The following table summarizes information about the outstanding stock options at December 31, 2002.

Range of exercise prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price

$ 3.25	127,800	6.33 Yrs.	$3.25	95,850	$3.25
$ 20.31	3,500	2.41 Yrs.	$20.31	3,500	$20.31
$ 38.75 – $56.25	9,700	0.67 Yrs.	$47.10	9,700	$47.10
Total	141,000	6.76 Yrs.	$6.68	109,050	$9.53

Fair Value Disclosures

The fair value of options granted in 1999 was estimated using the Black-Scholes model with the following weighted average assumptions:  dividend yield of 0%, expected volatility of 114%, risk free interest rate of 5.2%, and an expected life of 7 years.

As discussed in Note 2, the Company accounts for its stock-based compensation using the method prescribed by APB No. 25. Had the Company determined its stock-based compensation based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the FAS 123 adjusted amounts indicated below, as amended by SFAS No. 148:

	Thousands of U.S. Dollars (except per share amounts) Year Ended December 31,

	2002	2001	2000

Net loss, as reported	$(20,415)	$(56,594)	$(32,411)
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(25)	(85)	(207)
Net loss – FAS 123 adjusted	(20,440)	(56,679)	(32,618)
Net loss per common share – basic and diluted
As reported	(0.87)	(2.40)	(1.37)
Pro forma	(0.87)	(2.40)	(1.38)

Note 19 – Balances and Transactions with Related Parties

The Company believes that the terms of the related party transactions discussed in this section were at least as favorable to Bionova Holding as those that could have been secured in arm’s length transactions.

Debt Facilities with Savia and Accounts due to Savia’s  Subsidiaries

At December 31, 2002 and 2001 ABSA was indebted to Savia in a total amount of $19.8 million and $19.1 million, respectively.  ABSA’s debt with Savia came about due to funds provided by Savia which enabled ABSA to pay down its entire $20.0 million of debt with Mexican commercial banks in December 2000 and January 2001.  ABSA’s debt with Savia currently is accruing interest at a rate of approximately 9.0% per annum and is due on December 31, 2003.

At December 31, 2002 and 2001, Bionova Holding was indebted to Savia in a total amount of $72.2 million and $62.9 million, respectively.  This debt arose from $48.0 million of advances made prior to 2001, $7.5 million advanced during 2001 under a cash support agreement for the payment of expenses incurred in 2001 for its technology business and corporate overhead, and interest that has been accruing on these advances.  This debt currently is continuing to accrue interest at a rate of 12.25% per annum, and interest and principal are due on December 31, 2003.

At December 31, 2002 and 2001 DNAP was indebted to Savia for $1.3 million due to Savia’s agreement to settle the Grace Brothers lawsuit on behalf of DNAP.

At December 31, 2002 and 2001, other subsidiary companies of Bionova Holding associated with the fresh produce business had related party advances from Savia and its subsidiaries in a total amount of $3.6 million and $6.0 million, respectively.

Administrative Services Agreement

On July 1, 1996, Bionova Holding and Bionova, S.A. de C.V. (“Bionova Mexico”) entered into an Administrative Services Agreement.  This agreement provided that Bionova Mexico will render certain administrative and clerical services to Bionova Holding and its subsidiaries in return for payment equivalent to the compensation, benefits, and other overhead attributable to the employees of Bionova Mexico performing these services, all of which will be performed in Mexico.  This agreement was terminated as of August 31, 2001.

Amounts billed in 2001 and 2000 by Bionova Mexico under this agreement were $0.743 million and $4.500 million,  respectively.  At December 31, 2002 and 2001, the Company had no outstanding payable due to Bionova Mexico.

An Administrative Services Agreement between Comercializadora Premier, S.A. de C.V. (“Premier Mexico”) a wholly-owned subsidiary of ABSA, and Savia was entered into on September 1, 2001.  This agreement provides that Savia will render certain administrative and clerical services to Premier Mexico (and other Bionova Holding subsidiaries) in return for payment equivalent to the compensation, benefits, and other overhead attributable to the employees of Savia performing these services, all of which will be performed in Mexico.  The term of this agreement will continue until either Premier Mexico or Savia elects to terminate the agreement.  Amounts billed in 2002 and 2001 by Savia under this agreement were $0.0 and $0.252 million, respectively.  As of December 31, 2002 and 2001, the Company had a payable to Savia outstanding of $0.252 million and $0.252 million, respectively, on this agreement.  The outstanding balances bear interest at variable rates comparable to those prevailing in the marketplace.

Long-term Funded Research Agreement

DNAP and Seminis Vegetable Seeds, Inc., a subsidiary of Savia, entered into a Long-Term Research Agreement effective January 1, 1997, which provided that Seminis and DNAP would agree on research projects to be conducted by DNAP for Seminis which would result in payments to DNAP of $25 million over a ten-year period, with minimum funding (subject to carry forwards) of $7.5 million in any three-year period.  Unless otherwise agreed by the parties, payments of at least $0.625 million in respect of Seminis’s obligation to fund research projects were to be paid to DNAP at the beginning of each calendar quarter during the term of the Long Term Funded Research Agreement.  During 2001 Seminis reduced the amount of research payments it made to DNAP to a rate of $1.4 million per year.  During 2002, 2001, and 2000 Seminis paid DNAP $0.583 million, $2.130 million, and $2.390 million, respectively, for work performed under this agreement.  In conjunction with the closing of the Company’s research and development operation, DNAP and Seminis terminated their Long-Term Research Agreement.  Seminis made a cash payment of $150,000 as part of the termination agreement, and DNAP received certain technology rights.

Royalty Advance for Rights to Produce and Sell DNAP Product

In the third quarter of 2002 DNAP executed a transaction with Seminis.  This transaction provided Seminis with a non-exclusive right to produce on a worldwide basis, and an exclusive right to sell in Europe and Asia DNAP’s patented sweet mini peppers.  DNAP received an advance cash payment of $2 million against future royalty payments, which is included in Accounts due to related parties.  The agreement provides that after two years Seminis has the right to terminate the agreement and that DNAP would be required to reimburse Seminis for any unearned portion of the royalty advance.

Non-exclusive Contract Rights to Produce and Sell Products

During 2002 Bionova Holding’s fresh produce companies entered into an agreement with Seminis whereby the fresh produce companies will have a non-exclusive right to grow and sell certain high value products produced with seeds developed and grown by Seminis.  The fresh produce companies will be obligated to pay only for the price of the seed.  While the Company has purchased a small quantity of seed in 2003, no products have yet been sold with any of this Seminis seed.

Purchase and Sale of Fresh Produce

Bionova Produce of Texas, Inc. and Bionova Produce, Inc. purchase and sell papaya on behalf of Agromod, S.A. de C.V., a wholly-owned subsidiary of Savia.  Purchases in 2002 totaled $1.6 million.  The Company earned commissions on these sales which amounted to $0.179 million in 2002.

Deferred Compensation and Loans from Management

Beginning in the third quarter of 2002, and continuing into the fourth quarter, four of the Company’s senior managers deferred receipt of their salary compensation because of the Company’s tight cash situation.  In addition, the president of the Company’s fresh produce business loaned the Company $0.2 million in the month of August 2002.  The compensation that was deferred along with the loan by the president were paid back in full by the Company in December 2002.

Legal Representation

The Secretary of the Company is a shareholder in the law firm which provides legal services to the Company and several subsidiaries.  During 2002, 2001, and 2000, the law firm billed approximately $0.375 million, $0.908 million, and $0.578 million, respectively, to the Company.

Note 20 – Commitments and Contingencies

Contingencies

On January 7, 1999, a class action lawsuit styled Gordon K. Aaron et al. v. Empresas la Moderna, S.A. de C.V., et al. was filed in the U.S. federal district court for the Northern District of California.  On January 28, 1999, a substantially identical class action lawsuit styled Robert Kaczak v. Empresas la Moderna, S.A. de C.V., et al. was filed in the U.S. federal district court for the Northern District of California, and these two cases were then consolidated.  The plaintiffs allege that, prior to the Merger of DNAP with a subsidiary of Bionova Holding on September 26, 1996, they owned shares of DNAP’s Preferred Stock.  In connection with the Merger, all of the shares of common stock and Preferred Stock of DNAP were converted into the number of shares of common stock of Bionova Holding specified in the Merger Agreement.  The plaintiffs allege that the Proxy Statement/Prospectus distributed to DNAP’s stockholders in connection with the merger contained material misrepresentations and omitted to state material facts.  Both DNAP and Bionova Holding, as well as certain former and current directors of DNAP and Bionova Holding, have been named as defendants in this matter.  The plaintiffs claim to have been damaged by the alleged actions of the defendants and therefore the plaintiffs seek unspecified actual damages, reimbursement of their litigation costs and expenses, and equitable relief, including rescission of the Merger.   The plaintiffs also allege that they were entitled to receive, and seek specific performance of, special conversion privileges under the terms of the Certificate of Designation that established the Preferred Stock.  On March 8, 2000, the court dismissed nearly all of the plaintiffs’ claims, and subsequently the plaintiffs filed an amended complaint with respect to some of the dismissed claims.  On September 19, 2000, the court ruled in favor of the Bionova Holding and DNAP and dismissed all of the plaintiffs’ claims. The plaintiffs appealed this judgment to the U.S. Court of Appeals for the Ninth Circuit, which heard arguments on the matter on February 12, 2002.  On September 13, 2002, the Ninth Circuit affirmed the dismissal of some of the claims, including all of the claims against DNAP, and reversed the dismissal of others.  The remaining claims have been remanded to the trial court for further proceedings.  Bionova Holding and DNAP deny any wrongdoing and liability in this matter and intend to vigorously contest the remaining claims in this lawsuit..

DNAP has been named as a defendant in several lawsuits asserting claims against DNAP relating to research DNAP performed from 1983 through 1994 for Brown & Williamson Tobacco Company (“B&W”).  In general, the cases allege that DNAP engaged in unfair business practices under California law and/or participated in an alleged conspiracy among cigarette manufacturers to deceive the public regarding the hazards of smoking.  All of the pending cases are in California state courts.  In December 1999, B&W agreed to indemnify DNAP against all costs (including costs of defense and of costs of any judgment or settlement) incurred by DNAP in connection with these cases and any similar cases in the future.  Therefore, management no longer believes that these cases could have a material adverse effect on the Company’s financial condition or results of operations.  DNAP denies any wrongdoing or liability in these matters and intends to vigorously contest these lawsuits.

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

On October 3, 2001 ABSA (as the Mexican designee of Bionova Produce, Inc.) entered into an agreement with Libra Exportaciones, S.A. de C.V. (“Libra”) whereby (i) ABSA or its designee would acquire all of the shares of Libra with all of its goods, rights, obligations and liens, (ii) ABSA would pay on behalf of Libra $350,000 to a Mexican financial institution which holds a lien on certain property held by the Alvarez family (who were the owners of Libra) , (iii) ABSA would receive title to four separate pieces of land from the Alvarez family and (iv) ABSA would assume a $2.3 million mortgage obligation to a Mexican financial institution in conjunction with certain pieces of land being transferred to ABSA.  During 2001, the Company paid and expensed $200,000 of the original $350,000 to be paid to a Mexican financial institution.  On March 7, 2003, a new agreement was signed by Libra, the Alvarez family, and ABSA whereby  (i) ABSA would make payment of the final $150,000 that was withheld on the original $350,000 that was due to a Mexican financial institution in exchange for a release from the financial institution which holds a lien on certain property held by the Alvarez family, (ii) ABSA would transfer the pieces of land it received from the Alvarez family stemming from the October 3, 2001 agreement to the Mexican financial institution in exchange for a release from the $2.3 million mortgage obligation, (iii) the Alvarez family would drop its claim against Bionova Produce for failure to make payment of the $150,000 and (iv) the Alvarez family would provide ABSA an indemnity letter with regards to the stated assets and liabilities of Libra.  During 2002, the Company recognized the land that was transferred to ABSA by the Alvarez family at a value of $2.3 million, a liability for the mortgage obligation assumed in the amount of $2.3 million and a liability for $150,000 for the final payment due on the original $350,000 due to a Mexican institution.  The Company expects the terms of the March 7, 2003 agreement to be completed during the second quarter of 2003.

On December 30, 1998, Bionova Holding, through its subsidiary, VPP, acquired Monsanto Company’s strawberry development program.  The program included breeding assets and exclusive rights to certain of Monsanto’s genetic and gene technology for berry development, and a non-exclusive right to future Monsanto berry technology, including strawberries, cranberries, raspberries, blackberries, boysenberries, and blueberries.  In January, 1999, VPP paid Monsanto $5.0 million for those assets.  The purchase contract stipulated that if Monsanto was able to satisfy certain conditions to grant certain additional licenses, VPP would be obligated to make payments of an additional $7.0 million.  In 2000 VPP paid Monsanto an additional $3.0 million when Monsanto was able to grant one of these licenses.  If Monsanto is able to fulfill the conditions to grant the additional licenses, then VPP would be obligated to make additional payments in an amount as great as $4.0 million in the future.  The granting of these additional licenses is contingent on the conclusion of a lawsuit in which Monsanto is involved.  The Company does not believe this case is likely to be decided for at least two to three years, and it is not possible to predict with any certainty whether Monsanto will win or lose the case.

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

The aggregate future minimum lease obligations under capital and operating leases are as follows:

(Thousands of U.S. Dollars)
For the year ending December 31,
2003	$1,349
2004	830
2005	830
2006	623
2007	591
Thereafter	1,022
Total future minimum lease payments	$5,245

Note 21 - Information on Segments and Operations in Different Geographic Areas

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

	Farming	Distribution	Research and Development (Discontinued Operations)	Total of Reportable Segments
	(Thousands of U.S. Dollars)
2002
Revenues from unaffiliated customers	$10,058	$119,388	$1,920	$131,366
Inter-segment revenues	43,313	—	—	43,313
Total revenues	53,370	119,388	1,920	174,679
Operating profit (loss)	(9,179)	1,309	(1,807)	(9,678)
Depreciation and amortization	2,747	381	501	3,639
Identifiable assets(1)	65,764	27,710	1,165	94,638
Acquisition of long-lived assets	3,656	321	96	4,073

2001
Revenues from unaffiliated customers	$6,372	$198,099	$3,129	$207,600
Inter-segment revenues	51,135	—	—	51,135
Total revenues	57,507	198,099	3,129	258,735
Operating loss	(13,436)	(5,943)	(23,371)	(42,750)
Depreciation and amortization	4,288	1,042	2,207	7,537
Impairment of goodwill and intangible assets	8,624	5,704	15,625	29,953
Identifiable assets(1)	71,886	37,200	3,325	112,411
Acquisition of long-lived assets	3,640	1,701	96	5,437

2000
Revenues from unaffiliated customers	$187	$222,602	$3,467	$226,256
Inter-segment revenues	41,186	—	—	41,186
Total revenues	41,373	222,602	3,467	267,442
Operating loss	(12,706)	(2,141)	(7,056)	(21,903)
Depreciation and amortization	4,916	1,165	2,240	8,321
Identifiable assets(1)	85,049	41,468	35,701	162,218
Acquisition of long-lived assets	6,757	629	3,539	10,925

1.               Identifiable assets for segments are defined as total assets less cash in banks, deferred income taxes and investment in shares.

Reconciliation of the segments to total consolidated amounts is set forth below:

	2002	2001	2000
	(Thousands of U.S. Dollars)
Revenues
Total segment revenues	$174,679	$258,735	$267,442
Inter-segment revenues	(43,313)	(51,135)	(41,186)
Revenues of research and development (discontinued operations)	(1,920)	(3,129)	(3,467)
Consolidated revenues	129,445	204,471	222,789

Income before taxes
Total operating loss from reportable segments	(9,678)	(42,750)	$(21,903)
Total operating loss from Bionova Holding Corporation(1)	(2,736)	(3,482)	(4,168)
Interest, net	(7,471)	(7,778)	(15,371)
Exchange gain (loss), net	(196)	(536)	381
Shareholder litigation expense	—	(1,300)	—
Other non-operating (expense) Income, net	470	385	(187)
Extraordinary gain due to interest reversal	—	—	9,852
Extraordinary loss on retirement of floating rate notes	—	—	(1,917)
Consolidated loss before taxes	(19,613)	(55,461)	(33,313)

Assets
Total segment identifiable assets	$94,638	$112,411	$162,218
Unallocated and corporate assets(2)	2,354	2,841	5,296
Eliminations(3)	(16,242)	(19,058)	(12,207)
Consolidated assets	$80,750	$96,194	$155,307

Notes:

(1).      Certain expenses, such as shareholder litigation, investor relations, and Board and professional fees have not   been allocated to the segments.  Management determined that these types of expenses have not been associated with, nor did the results of these activities benefit the operating segments.

(2).      Includes Bionova Holding’s and segments’ cash in banks, deferred income taxes and other corporate assets.

(3).      Consists principally of inter-segment intercompany balances.

Revenue from external customers by product / service category is set forth below:

	Farming	Distribution	Research and Development (Discontinued Operations)	Total of Reportable Segments
	(Thousands of U.S. Dollars)
2002
Core vegetables(1)	$7,298	$59,513		$66,811
Fruits and other fresh produce(2)	2,760	59,875		62,635
Contracted R&D revenue			$583	583
Licenses, sales, and royalties of technology			1,337	1,337

2001
Core vegetables(1)	$2,981	$88,999		$91,980
Fruits and other fresh produce(2)	3,391	109,100	$571	113,062
Contracted R&D revenue			2,130	2,130
Licenses, sales, and royalties of technology			428	428

2000
Core vegetables(1)		$118,078		$118,078
Fruits and other fresh produce(2)	$187	104,524		104,711
Contracted R&D revenue			$2,405	2,405
Licenses, sales, and royalties of technology			1,062	1,062

Notes:

(1)          Core vegetables include tomatoes, vine sweet mini peppers, bell peppers and cucumbers.

(2)          Fruits and other fresh produce include papayas, mangoes, grapes, melons, watermelons and others.

Information about the Company’s operations by geographic area is summarized below:

	Mexico	U.S.	Canada	Consolidated
	(Thousands of U.S. Dollars)
2002
Total revenues	$10,058	$68,860	$52,448	$131,366
Identifiable long-lived assets	31,151	5,246	729	37,126

2001
Total revenues	$85,138	$79,286	$43,176	$207,600
Identifiable long-lived assets	32,269	8,190	576	41,035

2000
Total revenues	$99,458	$88,978	$37,820	$226,256
Identifiable long-lived assets	45,201	33,484	637	79,322

ITEM 9.                                                     DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Certain background information regarding the current directors and executive officers is set forth below.  Each director’s and officer’s term of office will expire on the date of the Company’s annual meeting of stockholders for the year 2003.  All of the directors have had associations with companies affiliated with the Company.  Brief descriptions of these affiliated companies are as follows:

Pulsar Internacional, S.A. de C.V. (“Pulsar”) is a diversified Mexican holding company with interests in the agriculture, construction, real estate, financial services, health care and other industries.

Savia, S.A. de C.V. (“Savia”) is a diversified Mexican holding company with interests in the agriculture, construction, and real estate industries.

Seminis, Inc. (“Seminis”) is the largest developer, producer and marketer of vegetable seeds in the world.  Seminis is a majority-owned subsidiary of Savia.

Bernardo Jimenez –Mr. Jimenez (age 49) was the Chief Executive Officer of the Company from 1997 through April 10, 2003.  He has also been the Chief Financial Officer of Savia since April 2000.  From 1993 to 1996, he served as the head of the Industrial Banking Division at the Vector Group, a financial services company in Mexico which is affiliated with Savia, and the Vice President of New Business Development for Pulsar.  He is a director of both Savia and Seminis and he has served as a director of the Company since 1996.

Dr. Eli Shlifer – Dr. Shlifer (age 71) has been a director of Seminis since January 1997.  Dr. Shlifer has been a member of the executive committee of Pulsar since 1989, has served as an advisor to many companies affiliated with Pulsar for more than ten years, and is a director of Seminis.  Dr. Shlifer has served as a director of the Company since 1999.

Alejandro Sanchez Mujica - Mr. Sanchez (age 48) has served as general counsel of Pulsar since 1992.  His experience as general counsel of Pulsar includes full in-house legal services pertaining to banking, foreign investment, international trade, and mergers and acquisitions.  Mr. Sanchez has also served as secretary and director of Pulsar and several of its affiliated companies, in Mexico and abroad, from 1992 until the present.  Mr. Sanchez has served as a director of the Company since 2002.

Alejandro Perez – Mr. Perez (age 53) was the Vice President of Diversification of Pulsar from 1991 until his retirement from Pulsar in 2002.  He currently serves as an advisor to Pulsar.  He formerly served as a director of WebLink Wireless, Inc., and currently serves as a director of several privately held technology-based companies affiliated with Pulsar.  Mr. Perez is a member of the Board of Directors of Savia.  Mr. Perez served as a director of the Company from 1998 until 2000 and was re-elected a director of the Company in 2002.

Adrian Rodriguez –Mr. Rodriguez (age 50) is currently Director of Monterrey Capital Partners, S.C., an institutional private capital fund in Mexico.  Previously, he has served in various executive management, marketing and finance positions, including  Executive Vice President and director of Grupo Vector; Director of Marketing and Logistics at Empresas La Moderna, one of Mexico’s leading tobacco companies; Director of Marketing and Logistics at Cervecería Cuauhtemoc Moctezuma, one of Mexico’s leading breweries; Managing Director of AJP, a U.S. frozen food company; and Managing Director of  Quesos Caperucita.   He has served on the boards of directors of Seguros Comercial America, Mexico’s leading insurance company, and the Center for Private Sector Economic Studies, and he currently serves on the boards of Savia and Seminis.  Mr. Rodriguez has served as a director of the Company since 2002.

Jose Manuel Garcia –  Mr. Garcia (age 50) was elected Chief Executive Officer of the Company on April 10, 2003.  Mr. Garcia has been a director of Seminis since January 2001. He is also a Director of Savia and was Chief Operating Officer of Savia’s Packaging Division from 1989 to 2001. Mr. Garcia has been the Director of Special Development at Savia since 2001.

Arthur H. Finnel - Mr. Finnel (age 52) was elected Chief Financial Officer of the Company on April 10, 2003.  Mr. Finnel had been the Treasurer and Chief Financial Officer of the Company from 1996 through January 2002.  From 1995 to 1996, he was a financial planning consultant to Savia and Bionova Mexico.  From 1982 to 1995 he was an executive with Mars, Incorporated, where he held positions of General Manager and President of its Canadian pet food division and Vice President of Finance of Uncle Ben’s, Inc.

Fidel Hoyos – Mr. Hoyos (age 46) was appointed President of the Company’s Fresh Produce Business on June 1, 2001.  Mr. Hoyos first joined the Company in March 2000 as ABSA’s Executive Vice President for Farming Operations.  Prior to joining the Company Mr. Hoyos served as an Executive Vice-President for Cigarrera La Moderna, S.A. de C.V.

There are no family relationships between any of the directors or between any of the directors and any executive officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and officers of the Company, and persons who beneficially own more than 10 percent of the Company’s Common Stock, par value $0.01 per share (‘‘Common Stock’’), to file with the SEC initial reports of ownership and reports of changes in ownership of the Common Stock.  Directors, officers and more than 10 percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to its directors, officers and more than 10 percent beneficial owners were complied with.

ITEM 11.                                              EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to annual and long-term compensation paid or awarded to the Company’s chief executive officer and of the other executive officers of the Company (together, the “Named Executive Officers”) for or with respect to the fiscal years ended December 31, 2002, 2001, and 2000.

Annual Compensation

Compensation Awards

Other

Name and Principal Position	Year	Base Salary ($)		Bonus ($)	Other Annual Compensation ($)		Restricted Stock Awards ($)	Securities Underlying Options (#)	All Other Comp ($)

Bernardo Jimenez,	2002	120,000	(1)	—	—			—	—
Chief Executive Officer	2001	120,000	(1)	—	—		—	—	—
	2000	184,215	(1)	—	—		—	—	—

Fidel Hoyos,	2002	447,360		—	11,820	(5)	—	—	—
President of Fresh	2001	418,935	(2)	—	12,680	(5)	—	—	—
Produce Business

Peter Davis,	2002	175,000	(3)	—	—		—	—	—
President of Technology	2001	200,000	(3)	—

Gabriel Montemayor,	2002	110,895	(4)	—	2,144	(5)	—	—	—
Treasurer and Chief
Financial Officer

(1)

Mr. Jimenez’s compensation was charged at a flat rate of $10,000 per month, which was part of an administrative service fee charged by subsidiaries of Savia to Bionova Holding for services performed in 2001 and 2002.  In 2000, Mr. Jimenez’s compensation was charged to Bionova Holding from January through April of 2000 only. Thereafter in 2000, Mr. Jimenez received no compensation for his services as Chief Executive of Bionova Holding.

(2)	Mr. Hoyos assumed his responsibilities as President of the Fresh Produce Business on June 1, 2001.
(3)

Dr. Davis assumed responsibilities as President of the Technology Business on May 7, 2001.  He resigned this position with the shut down of the Company’s research and development operations on June 30, 2002.

(4)	Mr. Montemayor assumed his responsibilities as Chief Financial Officer on January 15, 2002. Mr. Montemayor resigned his position upon leaving the Company on August 19, 2002.
(5)	Represents certain vacation and other allowances paid on behalf of the employees.

Option Grants in 2002

No options were granted to any executive officer during the fiscal year ended December 31, 2002.

Aggregated Option Exercises in 2002 and Year-End Option Values

Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Year-End (#)		Value of Unexercised In-the-Money Options at Year-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Bernardo Jimenez	0	0	77,850	25,950	0	0
Fidel Hoyos	0	0	0	0	0	0
Peter Davis	0	0	0	0	0	0
Gabriel Montemayor	0	0	0	0	0	0

Compensation Committee Interlocks and Insider Participation

During 2002, the members of the Compensation Committee were Evelyn Berezin and Dr. Gerald Laubach, both of whom were non-employee directors and both of whom served until August 27, 2002, the date of the Company’s annual meeting of shareholders.  There were no Board deliberations concerning executive officer compensation during the remainder of 2002.  In April 2003, the Board of Directors appointed Alejandro Perez and Adrian Rodriguez, both of whom are non-employee directors to serve as the members of the Compensation Committee.

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

Compensation Committee Report on Executive Compensation

In accordance with the rules of the Securities and Exchange Commission (the “Commission”), the following report of the Compensation Committee of the Board of Directors and the information herein under “Performance Graph” shall not be deemed to be “soliciting material” or to be “filed” with the Commission, and such information shall not be deemed to be incorporated by reference into any statements or reports filed by the Company with the Commission that do not specifically incorporate such information by reference, notwithstanding the incorporation by reference of this Form 10-K into any such statements or reports.

REPORT OF COMPENSATION COMMITTEE ON ANNUAL COMPENSATION

The Compensation Committee (the “Committee”) of the Board of Directors of the Company is responsible for  (i) administering the Company’s stock option and stock incentive plans, (ii) recommending to the Board matters pertaining to employment agreements, salaries and bonuses for the Company’s executive officers and contributions to any of the Company’s or its subsidiaries’ 401(k) Investment Plans, and (iii) carrying out any other duties delegated to the Committee by the Board from time to time.  The goal of the Company’s executive compensation policy is to ensure that an appropriate relationship exists between executive pay and performance against the Company’s objectives and that the Company can attract, motivate and retain key executives.

The Company’s executive compensation philosophy is as follows: that (i) executive compensation packages should be designed in a manner whereby the Company can attract and retain high quality executive talent needed to ensure the short-term and long-term success of its fresh produce agricultural and distribution business, (ii) significant incentives, both short-term and long-term, should become an increasing portion of executive compensation and awarded based on both company and individual performance, and (iii) an alignment of interests between executives and shareholders will be created through compensation structures that share the rewards and risks of strategic decision-making and performance.

The key components of executive compensation are discussed below.

Base Salary.  The Company has determined that it will annually set base salary targets for its executive officers at levels competitive with persons holding comparable positions at other companies in the Company’s comparison set.  The Compensation Committee may also consider executive compensation surveys with companies in its major fields of business and in its geographic area of operations, as well as the decision-making responsibilities, experience, work performance and the prior base salaries of its executives.  The committee currently is reviewing the base salaries of all executives in the Company and expects to make adjustments in 2003

Annual Incentive Bonus.  The compensation policy of the Company is that a significant part of the annual compensation of each executive will be related to and contingent upon the overall performance of the Company, the performance of the subsidiaries or divisions for which the executive is responsible, and individual objectives established by the executive with the CEO at the beginning of the year.  These bonus targets range from 30% to 65% of base salary.  The Committee reviewed competitive data and determined that these bonuses were higher than the average for the market-competitive set.  The committee is reviewing the range for the bonus targets and expects to make adjustments in 2003.

Long-term Incentives.  The “1998 Long-Term Incentive Plan” that was recommended by the Committee and approved by shareholders provides equity-based incentive awards designed to attract and retain executives who can make significant contributions to the Company’s success, reward executives for such significant contributions, and give executives a longer-term incentive to increase shareholder value.  Pursuant to this plan, the Committee has the authority to grant a variety of long-term incentive awards based on the Common Stock of the Company, including stock options (both incentive options and non-qualified options), stock appreciation rights, restricted stock, dividend equivalents, and other types of incentive awards.  Under the plan, the Committee has full authority to determine the provisions associated with the awards and administer the plan.  The first grants under this Plan were made in April, 1999.  Employees who received the grants included all officers of the Company, certain senior sales and administrative employees in the fresh produce segment of the business, and certain of the administrative employees and scientists in DNA Plant Technology Corporation (“DNAP”).  These grants were determined based on a survey and analysis of the competition and the market in an effort to achieve a level above the median.  Approximately 400,000 options were awarded in this first year.  No options were granted in 2000, 2001, and 2002.

Other Compensation.  The Company provides executives, officers and management with health, retirement and other benefits under plans generally available to the Company’s employees.

Compensation of Chief Executive Officer.  Mr. Jimenez became the Chief Executive Officer of the Company on October 1, 1997.  His compensation was a carryover of his arrangement as Chief Operating Officer of the agrobiotechnology division of Savia.  Mr. Jimenez received no bonus in 2000, 2001, or 2002 due to the poor financial performance of the Company during each of the preceding years.  The Committee approves the compensation of the Chief Executive Officer of the Company on an annual basis.

By the Members of the Compensation Committee.

Adrian Rodriguez (Chairman) and Alejandro Perez.

Performance Graph

The following graph reflects the total return, which assumes reinvestment of dividends, of a $100 investment in the Company, the Standard & Poor’s 500 Stock Index, and a competitor group index on December 31, 1998.  On that date the Company’s Common Stock was trading on the Nasdaq National Market.  On November 4, 1999 Bionova Holding Corporation’s common stock moved from the Nasdaq National Market to the American Stock Exchange.

	1997	1998	1999	2000	2001	2002

Bionova Holding Corporation	100.00	72.03	30.87	30.87	7.00	7.41
Peer Group Index	100.00	81.03	41.57	34.49	66.98	82.56
S&P Index	100.00	128.58	155.64	141.46	124.65	97.10

(1)  The Peer Group is made up of the following companies: Chiquita Brands International, Inc., Cyanotech Corp., Dole Food Company, Inc., Fresh Del Monte Produce, and Northland Cranberries A.  Total return calculations were weighted according to each company’s market capitalization.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The table below sets forth as of April 28, 2003, the shares of Common Stock beneficially owned by each director, each of the Named Executive Officers, and by all directors and executive officers as a group.

Name	Position in the Company or other Offices Held	Amount and Nature of Beneficial Ownership of Common Stock as of March 23, 2003	Percent of Class
Jose Manuel Garcia	Chief Executive Officer	0	*
Arthur H. Finnel	Chief Financial Officer	0	*
Fidel Hoyos	President of Fresh Produce Business	0	*
Bernardo Jimenez	Director	103,800(1)	*
Alejandro Sanchez	Director	0	*
Alejandro Perez	Director	0	*
Adrian Rodriguez	Director	0	*
Dr. Eli Shlifer	Director	0	*
Dr. Peter Davis	Former Director and President of Technology Business	0	*
Gabriel Montemayor	Former Chief Financial Officer	0	*
All directors and executive officers of the Company as a group (consisting of 8 persons)		103,800(2)	*

*                           Represents less than 1% of Common Stock outstanding on April 28, 2003.

(1)                    Includes options to purchase shares of Common Stock that are currently exercisable or that will be exercisable within sixty days as follows: Mr. Jimenez – 103,800 shares

(2)                    Gives effect to the above footnotes.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth as of April 11, 2003, information with respect to the only person who was known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, which is the Company’s only class of voting securities.

Name and Address of Beneficial owner	Number of Shares Beneficially Owned	Percent of Class

Ag-Biotech Capital, LLC (1) 9255 Customhouse Plaza San Diego, California 92154	18,076,839	78.9%

(1)           Ag-Biotech Capital, LLC, a Delaware limited liability company, is a wholly-owned subsidiary of Savia, S.A. de C.V. (“Savia”), a corporation organized under the laws of the United Mexican States.

Related Stockholder Matters

For information regarding related stockholder matters, see “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters,” which sets forth certain information with respect to the Company’s equity compensation plans.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Indebtedness to Savia under the April 2000 Funding Agreement

On March 22, 1999, Bionova Holding issued $100 million of Senior Guaranteed Floating Rate Notes due 2002.  Bionova Holding’s obligations under these notes were guaranteed by Savia, and Bionova Holding was charged a service fee of 1% by Savia relating to its guarantee on these notes.   On April 13, 2000 the entire amount of the $100 million of Senior Guaranteed Floating Rate Notes was retired.  Financing for this early retirement of the notes was provided by Savia pursuant to a Funding Agreement.  Savia agreed to provide this $100 million of financing in the form of advances on terms no less favorable than the terms of the Floating Rate Notes.  Savia also agreed that Bionova Holding could defer all interest payments until the final maturity date of March 23, 2002, and that Bionova Holding would not be required to maintain any funds in an interest reserve account.  On December 29, 2000 $52.0 million of the advances from Savia, together with certain other indebtedness to Savia, was capitalized.  The maturity date for the remaining balance has been extended several times and is currently due and payable to Savia on December 31, 2003.

The Cash Support Agreement

On December 28, 2000, Bionova Holding and Savia entered into a Cash Support Agreement for 2001.  This agreement provided that, during 2001, Savia would advance funds to Bionova Holding as requested to finance Bionova Holding’s technology business.  During 2001, Savia advanced $7.5 million under this agreement.  The maturity date for the remaining balance has been extended several times and is currently due and payable to Savia on December 31, 2003.

Other Transactions with Savia and its Affiliates

Research Agreement

DNAP and Seminis Vegetable Seeds, Inc., a subsidiary of Savia, entered into a Long-Term Research Agreement effective January 1, 1997, which provided that Seminis and DNAP would agree on research projects to be conducted by DNAP for Seminis which would result in payments to DNAP of $25 million over a ten-year period, with minimum funding (subject to carry forwards) of $7.5 million in any three-year period.  Unless otherwise agreed by the parties, payments of at least $0.625 million in respect of Seminis’s obligation to fund research projects were to be paid to DNAP at the beginning of each calendar quarter during the term of the Long Term Funded Research Agreement.  During 2001 Seminis reduced the amount of research payments it made to DNAP to a rate of $1.4 million per year.  During 2002, SVSI paid DNAP $0.583 million with respect to work under this agreement.  In conjunction with the closing of the Company’s research and development operation, DNAP and SVSI terminated their Long-Term Research Agreement.  Seminis made a cash payment of $150,000 as part of the termination agreement, and DNAP received certain technology rights.

Royalty Advance for Rights to Produce and Sell DNAP Product

In the third quarter of 2002 DNAP executed a transaction with Seminis, whereby DNAP provided Seminis with a non-exclusive right to produce on a worldwide basis, and an exclusive right to sell in Europe and Asia DNAP’s patented bell peppers.  DNAP received an advance cash payment of $2 million against future royalty payments.  The agreement provides that after two years Seminis has the right to terminate the agreement and that DNAP would be required to reimburse Seminis for any unearned portion of the royalty advance.

Non-exclusive Contract Rights to Produce and Sell Products

During 2002 Bionova Holding’s fresh produce companies entered into an agreement with Seminis whereby the fresh produce companies will have a non-exclusive right to grow and sell certain high value products produced with seeds developed and grown by Seminis.  The fresh produce companies will be obligated to pay only for the price of the seed.  While the Company has purchased a small quantity of seed in 2003, no products have yet been sold with any of this Seminis seed.

Purchase and Sale of Fresh Produce

Bionova Produce of Texas, Inc. and Bionova Produce, Inc. purchase and sell papaya on behalf of Agromod, S.A. de C.V., a wholly-owned subsidiary of Savia.  Purchases in 2002 totaled $1.6 million.  The Company earned commissions on these sales which amounted to $0.2 million in 2002.

Financing Arrangements

At December 31, 2002 Savia guaranteed all of the short and long-term debt of Bionova Holding, including amounts due to banks under various lines of credit facilities.  All of this debt is associated with the Company’s fresh produce business.  ABSA has pledged certain of its real estate assets to Savia to secure repayment to Savia of any amounts it may be required to pay under the guarantee.  Savia charged Bionova Holding a service fee of 1.5% relating to its guarantee on these notes.  During 2002, Bionova Holding incurred services fees of $0.079 million under these guarantee arrangements.

At December 31, 2002 ABSA was indebted to Savia in a total amount of $19.8 million.  This debt currently is accruing interest at a rate of approximately 9.0% per annum.

At December 31, 2002 Bionova Holding was indebted to Savia in an amount of $72.2 million.  This debt currently is accruing interest at a rate of 12.25%.

At December 31, 2002 DNAP was indebted to Savia for $1.3 million due to the monies advanced by Savia to settle the Grace Brothers lawsuit on behalf of DNAP in December 2001.

At December 31, 2002, other subsidiary companies of Bionova Holding had related party advances from Savia and its subsidiaries in a total amount of $3.6 million.

Services Agreement

An Administrative Services Agreement between Comercializadora Premier, S.A. de C.V. (“Premier Mexico”), a wholly-owned subsidiary of ABSA, and Savia was entered into on September 1, 2001.  This agreement provides that Savia will render certain administrative and clerical services to Premier Mexico (and other Bionova Holding subsidiaries) in return for payment equivalent to the compensation, benefits, and other overhead attributable to the employees of Savia performing these services, all of which will be performed in Mexico.  The term of this agreement will continue until either Premier Mexico or Savia elects to terminate the agreement.  Amounts billed in 2002 by Savia under this agreement were $0.0.  As of December 31, 2002, the Company had a payable to Savia outstanding of $0.252 million on this agreement.  The outstanding balances bear interest at variable rates comparable to those prevailing in the marketplace.

Deferred Compensation and Loans from Management

Beginning in the third quarter of 2002, and continuing into the fourth quarter, four of the Company’s senior managers deferred receipt of their salary compensation because of the Company’s tight cash situation.  In addition, the president of the Company’s fresh produce business loaned the Company $0.2 million in the month of August 2002.  The compensation that was deferred along with the loan by the president were paid back in full by the Company in December 2002.

ITEM 14.   Controls and Procedures

(a)       Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of our “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days of the filing date of this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures need improvement. (See Item 14(b) below.)

(b)  Changes in internal controls

In connection with the preparation of the Company’s consolidated financial statements as of and for the year ended December 31, 2002, management in conjunction with our independent accountants identified certain deficiencies in the Company’s internal control procedures that would be deemed to be a material weakness under standards established by the American Institute of Certified Public Accountants.  The deficiencies relate to (i) the Company’s accounting and financial reporting infrastructure for collecting, analyzing, and consolidating information to prepare the consolidated financial statements for the Company (ii) issues associated with timely and consistent reconciliation of the Company’s and its subsidiaries’ bank accounts, inventories, and intercompany accounts, (iii) the timely and complete revelation of material contracts entered into by subsidiaries of the Company, and (iv) the impact of  the resignations of certain accounting personnel during the past year on the historical knowledge and understanding of accounting and consolidation information.  These matters have been discussed with our independent accountants and with the Audit Committee of the Board of Directors of the Company.  To address these weaknesses, the Company plans to (i) develop a new set of consolidating systems and procedures for financial statement preparation by the end of the third quarter of 2003, (ii) reinforce the procedures already in place requiring reconciliation of all accounts and review these reconciliations in conjunction with its independent accountants during the quarterly reviews of the Company’s consolidated financial statements, (iii) hold regular meetings with officers of subsidiary companies to update and review all contracts being entered into and reinforce the requirement of the Company to immediately inform the Chief Executive Officer and the Chief Financial Officer of such contracts, and (iv) develop a documented, historical data base for financial information by December 31, 2003 so the critical accounting and financial information is independent of the memory of specific individuals developing and preparing such information.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           The following documents are filed as a part of this report:

(1)           Financial Statements included in Item 8 herein:

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations and Comprehensive Income and Loss for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(2)           Financial Statement Schedules required to be filed by Item 8 of Form 10-K or by paragraph (d):

Schedule II:  Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2002

(3)                                  Exhibits:

The information required by this Item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K.

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the last quarter of 2002.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, Bionova Holding Corporation has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIONOVA HOLDING CORPORATION
Date: April 29, 2003

	By:	/s/ JOSE MANUEL GARCIA
Jose Manuel Garcia,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSE MANUEL GARCIA	Chief Executive Officer	April 29, 2003
Jose Manuel Garcia	(Principal Executive Officer)

/s/ ARTHUR H. FINNEL	Chief Financial Officer	April 29, 2003
Arthur H. Finnel	(Principal Financial and Accounting Officer)

/s/	Director
Bernardo Jiménez

/s/ ALEJANDRO PEREZ	Director	April 29, 2003
Alejandro Perez

/s/ ADRIAN RODRIGUEZ	Director	April 29, 2003
Adrian Rodriguez

/s/ ALEJANDRO SANCHEZ MUJICA	Director	April 29, 2003
Alejandro Sanchez Mujica

/s/	Director
Eli Shlifer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

BIONOVA HOLDING CORPORATION

I, Jose Manuel Garcia, certify that:

1.               I have reviewed this annual report on Form 10-K of Bionova Holding Corporation;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003

/s/ JOSE MANUEL GARCIA

Jose Manuel Garcia
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

BIONOVA HOLDING CORPORATION

I, Arthur H. Finnel, certify that:

1.               I have reviewed this annual report on Form 10-K of Bionova Holding Corporation;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 29, 2003

/s/ ARTHUR H. FINNEL
Arthur H. Finnel
Chief Financial Officer

Schedule II:  Valuation and Qualifying  Accounts and Reserves

For the three years ended December 31, 2002

Thousands of U.S. Dollars

	Accounts Receivable	Advances to Growers	Inventories	Other Assets
	Allowance for Doubtful Accounts And Sales Returns	Allowance for Doubtful Accounts	Allowance for Slow Moving Inventory	Allowance for Doubtful Accounts

Balance at December 31, 1999	3,573	858	1,269	2,572
Provision	301	5,021
Write –off			(1,047)	(770)
Balance at December 31, 2000	3,874	5,879	222	1,802
Provision	44		16	1,849
Write –off	(1,066)		(50)
Recovery		(993)
Balance at December 31, 2001	2,852	4,886	188	3,651
Provision		1,436
Write –off	(26)		(188)	(3,651)
Recovery
Balance at December 31, 2002	2,826	6,322	0	0

INDEX TO EXHIBITS

Exhibit Number	Description

3.1*	Certificate of Incorporation of the Company

3.2

Certificate of Amendment to the Certificate of Incorporation of the Company effective September 26, 1996 (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 1996 and incorporated herein by reference)

3.3

Certificate of Amendment to the Certificate of Incorporation of the Company effective April 28, 1999 (filed as an exhibit to the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 1999 and incorporated herein by reference)

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

10.6

Governance Agreement dated as of September 26, 1996, between Savia and the Company (filed as an exhibit to the Company’s current report on Form 8-K dated September 26, 1996 and incorporated herein by reference)

10.7**	Long-Term Funded Research Agreement dated as of January 1, 1997, between Seminis Vegetable Seeds, Inc. and DNAP.

10.8**	Amendment to Governance Agreement dated as of January 14, 1999, between Savia and the Company.

10.9

DNAP Holding Corporation 1998 Long-Term Incentive Plan (filed as an exhibit to the Company’s proxy statement for the annual meeting of stockholders held on May 28, 1998 and incorporated herein by reference).

10.10***	Purchase Agreement dated as of December 28, 2000 by and among BHC, Savia, S.A. de C.V. and Bionova International, Inc.

10.11***	Cash Support Agreement dated as of December 28, 2000 by and between BHC and Savia, S.A. de C.V.

10.12***	Funding Agreement dated as of April 12, 2000 by and between BHC and Savia, S.A. de C.V.

21.1	Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP

99.1

Certificate by Jose Manuel Garcia, Chief Executive Officer of the Company, dated April 29, 2003 as required by 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2

Certificate by Arthur H. Finnel, Chief Financial Officer of the Company, dated April 29, 2003 as required by 10 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed as an exhibit to the Company’s Registration Statement on Form S-4 (No. 333-09975) and incorporated herein by reference.

**                                  Filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

***                           Filed as an exhibit to the Company’s current report of Form 8-K filed on January 12, 2001 and incorporated herein by reference.