Form 10-Q
period 2003-03-31
BIONOVA HOLDING CORP
filed 2003-05-20
CIK 1020866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934

For the quarterly period ended March 31, 2003

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from                  to

Commission File Number: 0-12177

BIONOVA HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-2632242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9255 Customhouse Plaza San Diego, California	92154
(Address of principal executive offices)	(Zip Code)

(609) 744-8105
(Registrant’s telephone number, including area code)

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

Yes   ☐  No   ☒

As of May 12, 2003, 22,905,408 shares of common stock, par value $0.01 per share, of Bionova Holding Corporation were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BIONOVA HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

Thousands of U.S. Dollars

(except share and per share amounts)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,901	$2,130
Accounts receivable, net	12,699	13,644
Advances to growers, net	2,880	3,313
Inventories, net	9,066	11,218
Net assets of discontinued operations	—	1,165
Assets held for sale (see Note 5)	3,025	3,025
Other current assets	1,842	1,575
Total current assets	31,413	36,070
Property, plant and equipment, net	32,614	32,852
Patents and trademarks	1,173	1,249
Other assets	12,238	11,828
Total assets	$77,438	$80,750

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$17,202	$16,006
Accounts due to related parties	99,429	96,857
Short-term bank loans	6,785	9,818
Total current liabilities	123,416	122,681
Long-term liabilities with third parties	2	—
Total liabilities	123,418	122,681
Minority interest	392	401
Commitments and contingencies (see Note 8)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value, 5,000 shares authorized, 200 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively, liquidation value of $10,000 per share	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 22,905,408 and 23,588,031 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	229	229
Additional paid-in capital	171,574	171,574
Accumulated deficit	(217,953)	(213,914)
Accumulated other comprehensive loss	(222)	(221)
Total stockholders' equity (deficit)	(46,372)	(42,332)
Total liabilities, minority interest, and stockholders' equity (deficit)	$77,438	$80,750

The accompanying notes are an integral part of these consolidated financial statements

BIONOVA HOLDING CORPORATION

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME AND LOSS

Thousands of U.S. Dollars

(except per share amounts)

	Three Months Ended March 31,
	2003	2002

Total revenues	$28,094	$46,449

Cost of sales	25,960	39,074
Selling and administrative expenses	3,212	3,924
Research and development expenses	—	829
Amortization of goodwill, patents and trademarks	90	125
	29,262	43,952

Operating profit (loss)	(1,168)	2,497

Interest expense	(2,427)	(2,266)
Interest income	287	322
Exchange gain (loss), net	9	133
Other non-operating income (expense), net	(648)	372
	(2,779)	(1,439)

Income before income taxes	(3,947)	1,058
Income tax expense	101	193

Income (loss) before minority interest	(4,048)	865
Minority interest in net income of subsidiaries, net	(9)	(88)

Net income (loss)	(4,039)	777

Other comprehensive income (expense) net of tax:
Foreign currency translation adjustment	(1)	76

Comprehensive income (loss)	$(4,040)	$853

Basic earnings (loss) per common share	$(0.18)	$0.03
Diluted earnings (loss) per common share	$(0.18)	$0.02

Weighted average number of common shares outstanding	22,905,408	23,480,408
Weighted average number of common shares outstanding, assuming dilution	22,905,408	46,636,524

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIONOVA HOLDING CORPORATION

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

Thousands of U.S. Dollars

	Three Months Ended March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,039)	$777
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(9)	88
Depreciation	614	917
Amortization of patents and trademarks	90	125
Other non-cash items	—	518
Other	(68)	—
Net changes (exclusive of subsidiaries acquired or divested) in:
Accounts receivable and advances to growers, net	1,379	3,630
Inventories	2,152	(2,147)
Other assets	(674)	(51)
Accounts payable and accrued expenses	1,112	(464)

NET CASH PROVIDED BY OPERATING ACTIVITIES	557	3,393

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchases of property, plant and equipment	(324)	(523)
NET CASH USED IN INVESTING ACTIVITIES	(324)	(523)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowing	(3,033)	(1,400)
Net change in long-term borrowing	—	(36)
Accounts due to related parties	2,571	(200)

NET CASH USED IN FINANCING ACTIVITIES	(462)	(1,636)

Net increase (decrease) in cash and cash equivalents	(229)	1,234
Cash at beginning of period	2,130	2,463
Cash at end of period	$1,901	$3,697

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIONOVA HOLDING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

Note 1 – Basis of Presentation

For operating and financial reporting purposes, Bionova Holding Corporation (together with its subsidiaries, unless the context requires otherwise, “Bionova Holding” or the “Company”) historically has classified its business into three fundamental areas:  (1) Farming, which consists principally of interests in 100% Company-owned fresh produce production facilities and joint ventures or contract growing arrangements with other growers; (2) Distribution, consisting principally of interests in sales and distribution companies in Mexico, the United States, and Canada; and (3) Research and Development (or Technology), consisting of business units focused on the development of fruits and vegetables and intellectual properties associated with these development efforts.  On June 30, 2002 the operations of the Research and Development segment were shut down and the remaining assets as of January 1, 2003, which consist solely of patents and trademarks with a valuation of $1.2 million, have been merged into the activity of the holding company which will continue to try to license and sell these assets as opportunities become available.

In management’s opinion, the accompanying unaudited consolidated financial statements for Bionova Holding for the three month periods ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods.  However, the accompanying unaudited consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto presented in its 2002 10-K for the fiscal year ended December 31, 2002.  Footnotes which would substantially duplicate disclosures in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2002 contained in the 2002 10-K report have been omitted.  The interim consolidated financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending December 31, 2003.

Going Concern

The Company incurred a net loss of $20.4 million for the year ended December 31, 2002. The Company also sustained significant operating losses and operating cash flow deficiencies from 1997 through 2002.  At March 31, 2003 the Company had a negative working capital position of $92.0 million.

Management has been and is continuing to address the Company’s financial condition by selling non-core assets of the fresh produce business, and by selling and licensing its intellectual property.    The Company also must find a solution to the $99.4 million of debt plus the interest accruing in 2003 that is due to Savia and its subsidiaries during 2003.  There can be no assurance that these actions will result in sufficient working capital to significantly improve the Company’s current financial position or its results of operations nor can there be any assurance the Company will be able to meet its obligations in 2003 nor secure funds to take it beyond the 2003 calendar year.  This raises substantial doubt about the Company’s ability to continue as a going concern.

The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Bank Debt

At March 31, 2003 all of the Company’s $6.8 million of bank debt was associated with its fresh produce business.

In December 2002, Bionova Produce, Inc., Bionova Produce of Texas, Inc. and R.B. Packing of California, Inc., the Company’s major distributors of fresh produce in the United States, signed agreements for a new set of credit facilities with Wells Fargo Business Credit, Inc. (“WFBC”) which run through April 2006.  There are three separate, but related loan components associated with these credit facilities.  First, Bionova Produce, Inc. was extended a “permanent term loan” of $1.75 million, which will be amortized over 10 years.  Interest is charged at the Wells Fargo prime rate of interest plus 1.5%, and interest and principal amortization payments are made on a monthly basis.  The second component is a “seasonal term loan” of $1.75 million, although only $1.25 million will be extended at this time.  Interest is charged at the Wells Fargo prime rate of interest plus 1.5%, and interest payments are made on a monthly basis.  The outstanding principal balance on the seasonal term loan is amortized each year during the months of January through April, and may then be borrowed again in full on May 1.  The third component is a $7 million revolving line of credit to support working capital requirements of the fresh produce business.  The revolving line of credit must be paid down to a maximum of $1.5 million for a 30 day period between July 1 and September 30 each year.  Interest on this revolving line of credit is charged at the Wells Fargo prime rate of interest plus 1.0%.  All three components of the credit facilities are collateralized by all of the real and intangible assets of the three U.S. distributing companies and are guaranteed by both Bionova Holding and its parent company, Savia.   The key covenants associated with these credit facilities are that the three distributing companies as a group must maintain a minimum net worth of $8.75 million, a debt service coverage ratio of at least 1.25 to 1, achieve minimum levels of quarterly earnings before taxes to be agreed between the Company and WFBC annually, and the distributing group may not experience a net loss during any month that exceeds $0.5 million or a net loss for a two month period that exceeds $0.3 million.  Also, there are provisions in the credit agreement that permits WFBC to declare an event of default if Savia fails to complete the restructuring of its debt facilities with its banks.  As of the date of these financial statements, the Company is in compliance with all of the covenants of these facilities with the exception of the Savia covenant.  While Savia believes it now has reached a verbal understanding with its creditors and expects to move ahead with the corresponding documentation to solidify an agreement, the restructuring is not yet complete.  Bionova Holding recently reached an understanding with WFBC whereby WFBC will grant an extension period for Savia to complete its restructuring.  Since the documentation to grant this extension is in the process of preparation, and because the Company has been informed verbally by WFBC that it has incurred an event of default, the long-term component of the debt has been classified as a component of short-term bank loans. At March 31, 2003 the principal outstanding in connection with the permanent term loan, the seasonal term loan, and the revolving line of credit was $1.7 million, $0.5 million, and $1.7 million, respectively.

In addition to these credit facilities Bionova Produce, Inc. has a five-year loan secured by an airplane and is guaranteed by Savia.  The loan is for $0.7 million and is due August 30, 2006.  Principal and interest payments of approximately $15,000 are due monthly.  The interest rate on this debt is 8.25% per annum.  As Bionova Produce is in the process of trying to sell this airplane, this asset has been classified as being held for sale and the debt has been reclassified as a component of the current portion of long-term debt.  At March 31, 2003 the principal outstanding under this five year loan agreement was $0.5 million.

On October 3, 2001 ABSA (as the Mexican designee of Bionova Produce, Inc.) entered into an agreement with Libra Exportaciones, S.A. de C.V. (“Libra”) whereby ABSA assumed a $2.3 million mortgage obligation to a Mexican financial institution in conjunction with certain pieces of land being transferred to ABSA.  On March 7, 2003, a new agreement was signed by Libra, the Alvarez family (the former owners of Libra), and ABSA whereby ABSA will transfer certain pieces of land it received from Libra stemming from the October 3, 2001 agreement to the Mexican financial institution in exchange for a release from the $2.3 million mortgage obligation. The transfer of the land and the release of the mortgage obligation were completed on May 13, 2003.  In the financial statements for both the quarter ended March 31, 2003 and the year ended December 31, 2002 the total debt obligation of $2.3 million was classified as a component of short-term bank loans.

Note 3 - Net Income or Loss per Common Share

The weighted average number of common shares outstanding during the three month periods ended March 31, 2003 and 2002 was 22,905,408 and 23,480,408, respectively.  On a diluted basis, assuming Savia were to convert the 200 shares of preferred stock it currently holds into common, the weighted average number of common shares outstanding during the three month periods ended March 31, 2003 and 2002 would have been 46,061,524 and 46,636,524, respectively.

The following table sets forth the potential shares of common stock that are not included in the diluted net loss per share attributable to common stockholders for the quarter ending March 31, 2003 because to do so would be anti-dilutive.

(Thousands of Shares)

Effect of dilutive securities:
Convertible preferred stock outstanding	23,156
Stock options outstanding	215

Note 4 - Inventories

Inventories were comprised of the following:

	(Thousands of U.S. Dollars)
	March 31, 2003	December 31, 2002
Finished produce	$727	$762
Growing crops	1,090	2,660
Advances to suppliers	1,311	1,732
Spare parts and materials	958	2,340
Merchandise in transit and other	4,980	3,724
	$9,066	$11,218

Note 5 – Assets Held for Sale

Assets held for sale were comprised of the following:

	(Thousands of U.S. Dollars)
	March 31, 2003	December 31, 2002
Agricultural land in Sinaloa, Mexico	$322	$322
Agricultural land in Guerrero, Mexico	825	825
Commercial land in San Diego, California	580	580
Commercial airplane held by Bionova Produce, Inc	1,298	1,298
	$3,025	$3,025

Note 6 – Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation

Note 7 - Segment Reporting

The Company historically classified its business into three fundamental areas: Farming, which consists principally of interests in Company-owned fresh produce production facilities and joint ventures with other growers; Distribution, consisting principally of interests in sales and distribution companies in Mexico, the United States, and Canada; and Research and Development, consisting of business units focused on the development of fruits and vegetables and intellectual properties associated with these development efforts.  On June 30, 2002 the operations of the Research and Development segment were shut down and the remaining assets as of January 1, 2003, which consist solely of patents and trademarks with a valuation of $1.2 million, have been merged into the activity of the holding company which will continue to try to license and sell these assets as opportunities become available.

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

	(Thousands of U.S. Dollars)
	Farming	Distribution	Research and Development	Total of Reportable Segments

January 1 – March 31, 2003
Revenues from unaffiliated customers	$4,291	$23,803	—	$28,094
Inter-segment revenues	7,445	—	—	7,445
Total revenues	11,736	23,803	—	35,539
Operating profit (loss)	(927)	367	—	(560)
Depreciation and amortization	517	97	—	614
Identifiable assets(1)	61,542	27,922	—	89,464
Acquisition of long-lived assets	12	312	—	324

January 1 – March 31, 2002
Revenues from unaffiliated customers	$4,463	$41,674	$312	$46,449
Inter-segment revenues	22,390	—	—	22,390
Total revenues	26,853	41,674	312	68,839
Operating profit (loss)	1,672	1,917	(503)	3,086
Depreciation and amortization	772	90	180	1,042
Identifiable assets(1)	69,943	24,194	16,033	110,170
Acquisition of long-lived assets	495	28	—	523

(1)          Identifiable assets for segments are defined as total assets less cash in banks, deferred income taxes and investment in shares.

Reconciliation of the segments to total consolidated amounts is set forth below:

	Thousands of U.S. Dollars
	January 1 – March 31
	2003	2002

Revenues
Revenues from unaffiliated customers	$35,539	$68,839
Inter-segment revenues	(7,445)	(22,390)
Total revenues	$28,094	$46,449

Income before taxes
Total operating profit (loss) from reportable segments	$(559)	$3,086
Total operating loss from Bionova Holding Corporation(1)	(609)	(589)
Interest, net	(2,140)	(1,944)
Exchange gain (loss), net	9	133
Other non-operating (expense) income, net	(648)	372
Consolidated income (loss) before taxes	$(3,947)	$1,058

Assets
Total segment identifiable assets	$90,713	$110,170
Unallocated and corporate assets(2)	7,867	3,757
Eliminations(3)	(21,142)	(18,244)
Consolidated assets	$77,438	$95,683

Notes:

(1)          Certain expenses, such as shareholder litigation, investor relations, and Board and professional fees have not been allocated to the segments.  Management determined that these types of expenses have not been associated with, nor did the results of these activities benefit the operating segments.

(2)          Includes Bionova Holding’s and segments’ cash in banks, deferred income taxes and other corporate assets.

(3)          Consists principally of inter-segment intercompany balances.

Revenue from external customers by product/service category is set forth below:

	(Thousands of U.S. Dollars)
	Farming	Distribution	Research and Development	Total of Reportable Segments
January 1 – March 31, 2003
Core vegetables(1)	$1,538	$9,591	$—	$11,129
Fruits and other fresh produce(2)	2,753	14,212	—	16,965
Contracted R&D revenue	—	—	—	—

January 1 – March 31, 2002
Core vegetables(1)	$3,624	$28,584	$—	$32,208
Fruits and other fresh produce(2)	839	13,090	—	13,929
Contracted R&D revenue	—	—	312	312

Notes:

(1)          Core vegetables include tomatoes, vine sweet mini peppers, bell peppers and cucumbers.

(2)          Fruits and other fresh produce include papayas, mangoes, grapes, melons, watermelons and others.

Note 8 – Legal Actions and Contingencies

On January 7, 1999, a class action lawsuit styled Gordon K. Aaron et al. v. Empresas la Moderna, S.A. de C.V., et al. was filed in the U.S. federal district court for the Northern District of California.  On January 28, 1999, a substantially identical class action lawsuit styled Robert Kaczak v. Empresas la Moderna, S.A. de C.V., et al. was filed in the U.S. federal district court for the Northern District of California, and these two cases were then consolidated.  The plaintiffs allege that, prior to the Merger of DNAP with a subsidiary of Bionova Holding on September 26, 1996, they owned shares of DNAP’s Preferred Stock.  In connection with the Merger, all of the shares of common stock and Preferred Stock of DNAP were converted into the number of shares of common stock of Bionova Holding specified in the Merger Agreement.  The plaintiffs allege that the Proxy Statement/Prospectus distributed to DNAP’s stockholders in connection with the merger contained material misrepresentations and omitted to state material facts.  Both DNAP and Bionova Holding, as well as certain former and current directors of DNAP and Bionova Holding, have been named as defendants in this matter.  The plaintiffs claim to have been damaged by the alleged actions of the defendants and therefore the plaintiffs seek unspecified actual damages, reimbursement of their litigation costs and expenses, and equitable relief, including rescission of the Merger.   The plaintiffs also allege that they were entitled to receive, and seek specific performance of, special conversion privileges under the terms of the Certificate of Designation that established the Preferred Stock.  On March 8, 2000, the court dismissed nearly all of the plaintiffs’ claims, and subsequently the plaintiffs filed an amended complaint with respect to some of the dismissed claims.  On September 19, 2000, the court ruled in favor of Bionova Holding and DNAP and dismissed all of the plaintiffs’ claims. The plaintiffs appealed this judgment to the U.S. Court of Appeals for the Ninth Circuit, which heard arguments on the matter on February 12, 2002.  On September 13, 2002, the Ninth Circuit affirmed the dismissal of some of the claims, including all of the claims against DNAP, and reversed the dismissal of others.  The remaining claims have been remanded to the trial court for further proceedings.  Bionova Holding and DNAP deny any wrongdoing and liability in this matter and intend to vigorously contest the remaining claims in this lawsuit.

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

On October 3, 2001 ABSA (as the Mexican designee of Bionova Produce, Inc.) entered into an agreement with Libra Exportaciones, S.A. de C.V. (“Libra”) whereby (i) ABSA or its designee would acquire all of the shares of Libra with all of its goods, rights, obligations and liens, (ii) ABSA would pay on behalf of Libra $350,000 to a Mexican financial institution which holds a lien on certain property held by the Alvarez family (who were the owners of Libra) , (iii) ABSA would receive title to four separate pieces of land from the Alvarez family and (iv) ABSA would assume a $2.3 million mortgage obligation to a Mexican financial institution in conjunction with certain pieces of land being transferred to ABSA.  During 2001, the Company paid and expensed $200,000 of the original $350,000 to be paid to a Mexican financial institution.  On March 7, 2003, a new agreement was signed by Libra, the Alvarez family, and ABSA whereby  (i) ABSA would make payment of the final $150,000 that was withheld on the original $350,000 that was due to a Mexican financial institution in exchange for a release from the financial institution which holds a lien on certain property held by the Alvarez family, (ii) ABSA would transfer the pieces of land it received from the Alvarez family stemming from the October 3, 2001 agreement to the Mexican financial institution in exchange for a release from the $2.3 million mortgage obligation, (iii) the Alvarez family would drop its claim against Bionova Produce for failure to make payment of the $150,000 and (iv) the Alvarez family would provide ABSA an indemnity letter with regards to the stated assets and liabilities of Libra.  During 2002, the Company recognized the land that was transferred to ABSA by the Alvarez family at a value of $2.3 million, a liability for the mortgage obligation assumed in the amount of $2.3 million and a liability for $150,000 for the final payment due on the original $350,000 due to a Mexican institution.  While the transfer of the land and the release of the mortgage obligation were completed on May 13, 2003, the financial statements for the quarter ended March 31, 2003 continue to reflect the land at a value of $2.3 million and debt obligation of $2.3 million, which was classified as a component of short-term bank loans.

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

Please see the Company’s Form 10-K for the year ended December 31, 2002 that was filed on April 30, 2003 for further discussion on the Company’s pending litigation and contingencies.

Note 9 – Accounting for stock-based compensation

The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, “Accounting for  Stock-Based Compensation Transition and Disclosure.”  As permitted under SFAS No. 148, the Company uses the intrinsic value-based method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its employee stock-based compensation plans.  Under APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s shares and the exercise price of the option.  Compensation cost for stock options, if any, is realized ratably over the vesting period.

The Company provides additional proforma disclosures required by SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure — An Amendment of SFAS No. 123”.  Had compensation cost for the Company’s stock option plans been determined based on the fair market value of the options at the grant dates, as prescribed in SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been as follows:

	Thousands of U.S. dollars (except per share data)
	Three Months Ended
	March 31, 2003	March 31, 2002

Net income (loss) as reported	$(4,039)	$777
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(21)	(21)
Net income (loss) pro forma	(4,060)	756
Net income (loss) per share:
As reported — basic	(0.18)	0.03
Pro forma — basic	(0.18)	0.03
As reported — diluted	(0.18)	0.02
Pro forma — diluted	(0.18)	0.02

The fair value of options granted in 1999 was estimated using the Black-Scholes model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 114%, risk free interest rate of 5.2%, and an expected life of 7 years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Bionova Holding Corporation, a Delaware corporation (together with its subsidiaries, unless the context requires otherwise, “Bionova Holding” or the “Company”), was formed in January 1996, and acts as a holding company for (i) Agrobionova, S.A. de C.V., a corporation organized under the laws of the United Mexican States, of which the Company owns 98.6% (“ABSA”),  (ii) International Produce Holding Company, a Delaware corporation, of which the Company owns 100% (“IPHC”), (iii) DNA Plant Technology Corporation, a Delaware corporation, of which the Company owns 100% (“DNAP”), and (iv) VPP Corporation, a Delaware corporation, of which the Company owns 100% (“VPP”).  Approximately 79% of the outstanding common stock of the Company has been indirectly owned by Savia, S.A. de C.V.

For operating and financial reporting purposes, the Company historically has classified its business into three fundamental areas:  (1) Farming, which consists principally of interests in 100% Company-owned fresh produce production facilities and joint ventures or contract growing arrangements with other growers; (2) Distribution, consisting principally of interests in sales and distribution companies in Mexico, the United States, and Canada; and (3) Research and Development (or Technology), consisting of business units focused on the development of fruits and vegetables and intellectual properties associated with these development efforts.  On June 30, 2002 the operations of the Research and Development segment were shut down and the remaining assets as of January 1, 2003, which consist solely of patents and trademarks with a valuation of $1.2 million, have been merged into the activity of the holding company which will continue to try to license and sell these assets as opportunities become available.

Results of Operations

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Consolidated total revenues declined to $28.1 million for the quarter ended March 31, 2003 from $46.4 million in the same quarter of 2002, consolidated gross profit (sales less cost of sales) declined to $2.1 million for the quarter ended March 31, 2003 from $7.4 million in the same quarter of 2002, and the Company’s consolidated operating profit declined to a loss of $1.2 million for the quarter ended March 31, 2003 from a profit of $2.5 million in the same quarter of 2002.

FARMING segment revenues, the majority of which are eliminated in consolidation, declined from $26.9 million in the first quarter of 2002 to $11.7 million in the first quarter of 2003.  Farming segment gross profit deteriorated from a profit of $2.7 million in the first quarter of 2002 to a loss of $0.4 million in 2003.  Operating profit decreased from $1.7 million in the first quarter of 2002 to an operating loss of $0.9 million in the first quarter of 2003.  These reductions were driven largely by the cash strains the Company faced in the fourth quarter of 2002 because of a reduction in bank financing during the months of October and November.  Due to the lack of cash, the farming segment concentrated a very significant proportion of its available resources on the production of the Company’s patented vine sweet mini pepper. Agrobionova, S.A. de C.V. (“ABSA”), the Company’s farming subsidiary in Mexico, subsequently experienced production problems caused by pest infestation which led ABSA to significantly curtail the harvest of this crop.  While the Culiacan production of the vine sweet mini pepper was much better and demand is developing quickly, it was not sufficient to offset the reduction in production of the other crops that had been sold in the prior year.  Finally, grape tomato prices were extremely low during the first quarter of 2003, which further impacted ABSA’s sales and margins.  Administrative expenses in the farming segment were reduced by $0.1 million from the first quarter of 2002 to the first quarter of 2003.

A relatively similar pattern was felt in the DISTRIBUTION segment of the business in the first quarter of 2003.  Total revenues and gross profit declined from $41.7 million and $4.2 million, respectively, in the first quarter of 2002 to $23.8 million and $2.4 million, respectively, in the first quarter of 2003.  In addition to the reduced availability of product from ABSA, the Company’s U.S. distributing companies lacked the financing to fund third party growers, which caused their sales to decline (even more than the sales of ABSA) from $29.8 million in the first quarter of 2002 to $10.3 million in the first quarter of 2003.  The U.S distributing companies’ gross profit followed revenues from $2.8 million to $1.0 million in the first quarters of 2002 and 2003, respectively.  The U.S. fresh produce distributing companies did offset a part of this gross profit decline by reducing their selling and administrative expenses by $0.4 million from the first quarter of 2002 to the first quarter of 2003.  Premier Fruits & Vegetables, BBL Inc., the Company’s majority owned subsidiary in Montreal, Quebec increased its revenues and gross profit from $11.9 million and $1.3 million, respectively, in the first quarter of 2002 to $13.5 million and $1.5 million, respectively, in the first quarter of 2003.  In building its infrastructure for its future growth opportunities, selling and administrative expenses of this Canadian subsidiary increased from $0.9 million in the first quarter of 2002 to $1.1 million in the first quarter of 2003.  The combination of the U.S. and Canadian distributors’ results led to a decline in the operating profit of the Distribution segment from $1.9 million in the first quarter of 2002 to $0.4 million in the first quarter of 2003.

As discussed previously, the Company closed down its research and development operations in June 2002.  Because of this shut down the Company had no revenues or expenses associated with this former business segment in the first quarter of 2003 as compared with $0.3 million of revenues and an operating loss of $0.5 million in the first quarter of 2002.

Corporate administrative expenses were unchanged from the first quarter of 2002 to the first quarter of 2003 at $0.6 million while interest expense increased from $2.3 million to $2.4 million between these two quarters.

Capital Expenditures

During the first quarter of 2003 the Company made capital investments of $0.3 million.  The great majority of the funds were spent by Premier Fruits & Vegetables, BBL Inc. in Montreal, Quebec to

construct additional warehousing facilities and cold rooms to support its projected growth requirements over the next three to five years.

Liquidity and Capital Resources

For the three months ended March 31, 2003, the Company generated $0.6 million of cash from operating activities.  The most significant items contributing to this cash generation was the net loss for the Company of $4.0 million, which was more than offset by (i) a $1.4 million reduction in accounts receivable and a $2.2 million reduction in inventories, both of which are consistent with the end of the Culiacan harvest (ii) a $1.4 million increase in accounts payable as Bionova Holding deferred payment on much of its corporate expense and Premier Fruits & Vegetables, BBL in Canada increased its payables in conjunction with construction in progress, and (iii) the $0.6 million add back of depreciation.

For the quarter ended March 31, 2003, the Company used $0.3 million in investing activities, all of which was spent on property, plant, and equipment, as discussed above.

Net cash used in financing activities in the first three months of 2002 totaled $0.5 million.  Bionova Produce, Inc. paid down $0.7 million of its seasonal term loan and $2.3 million of its revolving line of credit, both of which were consistent with the terms of its credit facilities.  Accounts due to related parties increased by $2.6 million, most of which was the continuing deferral of interest on the Savia debt.

At March 31, 2003 all of the Company’s $6.8 million of bank debt was associated with its fresh produce business.

In December 2002, Bionova Produce, Inc., Bionova Produce of Texas, Inc. and R.B. Packing of California, Inc., the Company’s major distributors of fresh produce in the United States, signed agreements for a new set of credit facilities with Wells Fargo Business Credit, Inc. (“WFBC”) which run through April 2006.  There are three separate, but related loan components associated with these credit facilities.  First, Bionova Produce, Inc. was extended a “permanent term loan” of $1.75 million, which will be amortized over 10 years.  Interest is charged at the Wells Fargo prime rate of interest plus 1.5%, and interest and principal amortization payments are made on a monthly basis.  The second component is a “seasonal term loan” of $1.75 million, although only $1.25 million will be extended at this time.  Interest is charged at the Wells Fargo prime rate of interest plus 1.5%, and interest payments are made on a monthly basis.  The outstanding principal balance on the seasonal term loan is amortized each year during the months of January through April, and may then be borrowed again in full on May 1.  The third component is a $7 million revolving line of credit to support working capital requirements of the fresh produce business.  The revolving line of credit must be paid down to a maximum of $1.5 million for a 30 day period between July 1 and September 30 each year.  Interest on this revolving line of credit is charged at the Wells Fargo prime rate of interest plus 1.0%.  All three components of the credit facilities are collateralized by all of the real and intangible assets of the three U.S. distributing companies and are guaranteed by both Bionova Holding and its parent company, Savia.   The key covenants associated with these credit facilities are that the three distributing companies as a group must maintain a minimum net worth of $8.75 million, a debt service coverage ratio of at least 1.25 to 1, achieve minimum levels of quarterly earnings before taxes to be agreed between the Company and WFBC annually, and the distributing group may not experience a net loss during any month that exceeds $0.5 million or a net loss for a two month period that exceeds $0.3 million.  Also, there are provisions in the credit agreement that permits WFBC to declare an event of default if Savia fails to complete the restructuring of its debt facilities with its banks.  As of the date of these financial statements, the Company is in compliance with all of the covenants of these facilities with the exception of the Savia covenant.  While Savia believes it now has reached a verbal understanding with its creditors and expects to move ahead with the corresponding documentation to solidify an agreement, the restructuring is not yet complete.  Bionova Holding recently reached an understanding with WFBC whereby WFBC will grant an extension period for Savia to complete its restructuring.  Since the documentation to grant this extension is in the process of preparation, and because the Company has been informed verbally by WFBC that it has incurred an event of default, the long-term component of the debt has been classified as a component of short-term bank loans. At March 31, 2003 the principal outstanding in connection with the permanent term loan, the seasonal term loan, and the revolving line of credit was $1.7 million, $0.5 million, and $1.7 million, respectively.

In addition to these credit facilities Bionova Produce, Inc. has a five-year loan secured by an airplane and is guaranteed by Savia.  The loan is for $0.7 million and is due August 30, 2006.  Principal and interest payments of approximately $15,000 are due monthly.  The interest rate on this debt is 8.25% per annum.  As Bionova Produce is in the process of trying to sell this airplane, this asset has been classified as being held for sale and the debt has been reclassified as a component of the current portion of long-term debt. At March 31, 2003 the principal outstanding under this five year loan agreement was $0.5 million.

On October 3, 2001 ABSA (as the Mexican designee of Bionova Produce, Inc.) entered into an agreement with Libra Exportaciones, S.A. de C.V. (“Libra”) whereby ABSA assumed a $2.3 million mortgage obligation to a Mexican financial institution (see Note 20) in conjunction with certain pieces of land being transferred to ABSA.  On March 7, 2003, a new agreement was signed by Libra, the Alvarez family (the former owners of Libra), and ABSA whereby ABSA will transfer certain pieces of land it received from Libra stemming from the October 3, 2001 agreement to the Mexican financial institution in exchange for a release from the $2.3 million mortgage obligation. The transfer of the land and the release of the mortgage obligation were completed on May 13, 2003.  In the financial statements for both the quarter ended March 31, 2003 and the year ended December 31, 2002 the total debt obligation of $2.3 million was classified as a component of short-term bank loans.

At March 31, 2003 Bionova Holding and its subsidiaries were indebted to Savia and its subsidiaries (other than Bionova Holding) in a total amount of $99.4 million.  Of this total $20.2 million was owed by ABSA and is accruing interest at a rate of approximately 9% per annum.  Bionova Holding had debt of $74.1 million to Savia.  The Bionova Holding debt currently is accruing interest at a rate of approximately 12.5% per annum.  Other subsidiaries of Bionova Holding had related party accounts due to Savia and its subsidiaries that accounted for the balance of the $5.1 million.  All of the Bionova Holding debt is due to be paid by December 31, 2003.  The other related party accounts due to Savia and its subsidiaries have varying maturities, most of which are due at various times in 2003.  At this time, Bionova Holding does not know how this indebtedness will be handled.

As a result of the Company’s operating losses during the past six years and its current financial structure, there continues to be substantial doubt about the Company’s ability to continue as a going concern.  Management has been and is continuing to address the Company’s financial condition by selling non-core assets of the fresh produce business, and by selling and licensing its intellectual property.    The Company also must find a solution to the $99.4 million of debt plus the interest accruing in 2003 that is due to Savia and its subsidiaries during 2003.  There can be no assurance that these actions will result in sufficient working capital to significantly improve the Company’s current financial position or its results of operations nor can there be any assurance the Company will be able to meet its obligations in 2003 nor secure funds to take it beyond the 2003 calendar year.  This raises substantial doubt about the Company’s ability to continue as a going concern.

The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Disclosure Regarding Forward-Looking Statements

This report on Form 10-Q includes ‘‘forward-looking’’ statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  All statements, including without limitation statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” other than statements of historical facts included in this Form 10-Q, including statements regarding our financial position, business strategy, prospects, plans and objectives of our management for future operations, and industry conditions, are forward-looking statements.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we can give you no assurance that these expectations will prove to be correct.  In addition to important factors described elsewhere in this report, the following “Risk Factors,” sometimes have affected, and in the future could affect, our actual results and could cause these results during 2003 and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.  When we use the terms “Bionova,” “we,” “us,” and “our,” these terms refer to the Company and its subsidiaries.

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

We may continue to sustain losses and accumulate deficits in the future

We have sustained losses in every year of our existence from 1996 through 2002.  As of March 31, 2003 our accumulated deficit was $218.0 million.  For the year ended December 31, 2002, and the quarter ended March 31, 2003, we had a net loss of $20.4 million and $4.0 million, respectively.  The factors that caused these losses, including factors described in this section, may continue to limit our ability to make a profit in the future.

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

Our leveraged position could cause us to be unable to meet our capital needs, which could hurt our financial condition

At March 31, 2003 we had a working capital deficit of $92.0 million and a stockholders deficit of $46.4 million.  We had $6.8 million of debt with banks and $99.4 million of debt with Savia and Savia’s subsidiaries.  This level of indebtedness may pose substantial risks to our company and to our stockholders, including the possibility that we may not generate sufficient cash flow to pay our outstanding debts.  Our level of indebtedness may also adversely affect our ability to incur additional indebtedness and finance our future operations and capital needs, which may limit our ability to pursue other business opportunities.

If we do not meet our debt covenants, we may not have sufficient funds to continue operations

Our U.S. distributing companies hold bank debt which require that they achieve certain levels of financial performance and that Savia complete the restructuring of its bank debt by March 31, 2003.  Any failure to meet these covenants could result in an event of default and the calling in of these loan facilities.  If such an event were to occur, it would significantly affect the current and future operations and financial performance of the Company and possibly even require that we shut down all operations.  At March 31, 2003 Savia had not yet completed its restructuring, though it believes it has reached a verbal understanding with its creditors and expects to move ahead with the corresponding documentation to solidify an agreement.  Bionova Holding recently reached an understanding with Wells Fargo Business Credit, Inc. whereby the bank has agreed to grant an extension period for Savia to complete its restructuring.  If Savia does not complete this restructuring within whatever new time frame is agreed, Bionova Holding could find itself again with an event of default.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The table below provides information about the Company’s derivative financial instruments consisting primarily of debt obligations that are sensitive to changes in interest rates.  For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.  Weighted average variable rates are based on implied forward rates in the yield curve on March 31, 2003.  The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instrument’s actual cash flows are denominated in both U.S. dollars and Mexican pesos, and are indicated accordingly in the table below.

	2003	2004	2005	2006	2007	Total	Fair Value
Short-term debt: ($US equivalent in millions)
U.S. dollar variable rate	$4.5	—	—	—	—	$4.5	$4.5
Average interest rate	6%					6%	6%
Peso variable rate (in $US)	2.3	—	—	—	—	2.3	2.3
Long-term debt:
U.S. dollar fixed rate	—	—	—	—	—	—	—
Average interest rate
U.S. dollar variable rate	—	—	—	—	—	—	—

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

Exchange Rate Risk

At March 31, 2003 the Company did not hold any financial instruments subject to exchange rate risk.

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

At December 31, 2002

	Carrying Amount	Fair Value

On-balance sheet commodity position:	$1.870	$1.870
Fresh produce crops in process inventory ($US in millions)

Fixed price contracts:
Contract volumes (456,000 boxes)
Weighted average unit price	$20.21	$20.21
Contract amount ($US in millions)	$9.216	$9.216

In order to manage the exposure to commodity price sensitivity associated with fresh produce products, the Company enters into fixed price contracts with certain customers which guarantee specified volumes for the growing season or the year at a fixed price.

ITEM 4.   Controls and Procedures

(a)       Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer, we conducted an evaluation of our “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days of the filing date of this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures need improvement. (See Item 4(b) below.)

(b)         Changes in internal controls

In connection with the preparation of the Company’s consolidated financial statements as of and for the year ended December 31, 2002, and based on a more recent review in the preparation of the Company’s consolidated financial statements for the quarter ended March 31, 2003, management in conjunction with our independent accountants identified certain deficiencies in the Company’s internal control procedures that would be deemed to be a material weakness under standards established by the

American Institute of Certified Public Accountants.  The deficiencies relate to (i) the Company’s accounting and financial reporting infrastructure for collecting, analyzing, and consolidating information to prepare the consolidated financial statements for the Company (ii) issues associated with timely and consistent reconciliation of the Company’s and its subsidiaries’ bank accounts, inventories, and intercompany accounts, (iii) the timely and complete revelation of material contracts entered into by subsidiaries of the Company, and (iv) the impact of  the resignations of certain accounting personnel during the past year on the historical knowledge and understanding of accounting and consolidation information.  These matters have been discussed with our independent accountants and with the Audit Committee of the Board of Directors of the Company.  To address these weaknesses, the Company plans to (i) develop a new set of consolidating systems and procedures for financial statement preparation by the end of the third quarter of 2003, (ii) reinforce the procedures already in place requiring reconciliation of all accounts and review these reconciliations in conjunction with its independent accountants during the quarterly reviews of the Company’s consolidated financial statements, (iii) hold regular meetings with officers of subsidiary companies to update and review all contracts being entered into and reinforce the requirement of the Company to immediately inform the Chief Executive Officer and the Chief Financial Officer of such contracts, and (iv) develop a documented, historical data base for financial information by December 31, 2003 so the critical accounting and financial information is independent of the memory of specific individuals developing and preparing such information.

PART II – OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

As described in Note 2 to the Company’s financial statements contained in this report, the Company’s distribution subsidiaries Bionova Produce, Inc., Bionova Produce of Texas, Inc. and R.B. Packing of California, Inc., are borrowers under several loan agreements with WFBC.  On March 31, 2003, a non-payment default occurred under the Credit and Security Agreement with WFBC dated December 5, 2002.  More specifically, the borrowers were not in compliance with the provisions of that agreement which provide that a “Default” occurs (i) if Savia fails to extend the term of or refinance its debt by March 31, 2003 or (ii) if Savia’s debt ever comes due.  The Company and WFBC are currently preparing an amendment to the Credit and Security Agreement under which WFBC would waive these defaults on the condition that Savia then works out some other arrangement with its lenders that is acceptable to WFBC .  However, the amendment (and WFBC’s waiver of the defaults) will not be effective until its final terms are agreed to by the Company, Savia, the borrowers and WFBC and all parties sign the amendment.

Item 5.  Other Information

Controlling Stockholder; Conflicts of Interest

Approximately 78.9% of the outstanding shares of common stock of the Company are owned of record by Ag-Biotech Capital LLC, a wholly-owned subsidiary of Savia.  Therefore, Savia has the power to elect a majority of the Company’s board of directors and to determine the outcome of any action requiring the approval of the holders of the Company’s common stock. This ownership and management structure will inhibit the taking of any action by the Company which is not acceptable to the controlling stockholder.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1                 Certificate  of  Incorporation of the Company (filed as an exhibit to the Company’s Registration Statement  on  Form  S-4 (No.  333-09975) and incorporated herein by reference).

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

3.4                 Bylaws of the Company (filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

4.1                 Certificate of Designations for Series A Convertible Preferred Stock (filed as an exhibit to the Company’s current report on Form 8-K filed on January 12, 2001 and incorporated herein by reference).

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIONOVA HOLDING CORPORATION

Date: May 19, 2003	By:	/s/ JOSE MANUEL GARCIA
Jose Manuel Garcia
Chief Executive Officer

Certification Pursuant to
Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Jose Manuel Garica, certify that:

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       presented in this quarterly report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                                       all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003

/s/ JOSE MANUEL GARCIA
Jose Manuel Garcia
Chief Executive Officer

Certification Pursuant to
Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Arthur H. Finnel, certify that:

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.                                       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.                                      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.                                       presented in this quarterly report our conclusions and about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.                                       all significant deficiencies in the design or operation of internal controls, which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.                                      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 19, 2003

/s/ ARTHUR H. FINNEL
Arthur H. Finnel
Chief Financial Officer

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the accompanying Quarterly Report of Bionova Holding Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2003 (the “Report”), I, Jose Manuel Garcia, Chief Executive Officer of the Company, hereby certify that to my knowledge:

(1)                                  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)                                  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May 19, 2003

/s/ JOSE MANUEL GARCIA
Jose Manuel Garcia
Chief Executive Officer

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the accompanying Quarterly Report of Bionova Holding Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2003 (the “Report”), I, Arthur H. Finnel, Chief Financial Officer of the Company, hereby certify that to my knowledge:

(1)                                  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)                                  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 19, 2003	/S/ ARTHUR H. FINNEL
Arthur H. Finnel
Chief Financial Officer

INDEX TO EXHIBITS

(a)  Exhibits

3.1                 Certificate of Incorporation of the Company (filed as an exhibit to the Company’s Registration Statement  on  Form  S-4 (No.  333-09975) and incorporated herein by reference).

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

3.4                 Bylaws of the Company (filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

4.1                 Certificate of Designations for Series A Convertible Preferred Stock (filed as an exhibit to the Company’s current report on Form 8-K filed on January 12, 2001 and incorporated herein by reference).