Form 10-Q
period 2003-06-30
BIONOVA HOLDING CORP
filed 2003-09-11
CIK 1020866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission File Number: 0-12177

BIONOVA HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-2632242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

9255 Customhouse Plaza, Suite I San Diego, California	92154
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐  No  ☒

As of August 13, 2003, 22,905,408 shares of common stock, par value $0.01 per share, of Bionova Holding Corporation were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BIONOVA HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

Thousands of U.S. Dollars

(except share and per share amounts)

	June 30, 2003	December 31, 2002
ASSETS:
Current assets:
Cash and cash equivalents	$6,231	$2,130
Accounts receivable, net	21,181	13,644
Advances to growers, net	2,942	3,313
Inventories, net	9,616	11,218
Assets held for sale (see Note 5)	1,727	1,727
Other current assets	1,003	1,575
Total current assets	42,700	33,607
Property, plant and equipment, net	31,900	34,150
Patents and trademarks	1,097	1,249
Other assets	10,558	11,828
Total assets	$86,255	$80,834

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$20,112	$16,090
Accounts due to related parties	102,228	96,857
Short-term bank loans	4,525	9,818
Total current liabilities	126,865	122,765
Long-term liabilities with third parties	1,872	—
Total liabilities	128,737	122,765
Minority interest	447	401
Commitments and contingencies (see Note 8 and Note 12)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 5,000 shares authorized, 200 shares issued and outstanding at both June 30, 2003 and December 31, 2002, liquidation value of $10,000 per share	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 22,905,408 and 23,588,031 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	229	229
Additional paid-in capital	171,574	171,574
Accumulated deficit	(215,008)	(213,914)
Accumulated other comprehensive income (loss)	276	(221)
Total stockholders’ equity (deficit)	(42,929)	(42,332)
Total liabilities, minority interest, and stockholders’ equity (deficit)	$86,255	$80,834

The accompanying notes are an integral part of these consolidated financial statements

BIONOVA HOLDING CORPORATION

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME AND LOSS

Thousands of U.S. Dollars

(except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Total revenues	$28,300	$43,805	$56,394	$90,254

Cost of sales	24,948	42,961	50,909	82,035
Selling and administrative expenses	3,183	4,157	6,395	8,081
Research and development expenses	—	1,257	—	2,086
Amortization of goodwill, patents and trademarks	62	125	152	250
	28,193	48,500	57,456	92,452

Operating income (loss)	107	(4,695)	(1,062)	(2,198)

Interest expense	(2,320)	(2,427)	(4,747)	(4,693)
Interest income	690	299	977	621
Exchange gain (loss), net	(10)	208	—	341
Other non-operating income (expense), net	5,764	(442)	5,117	(70)
	4,124	(2,362)	1,347	(3,801)

Income (loss) before income taxes	4,231	(7,057)	285	(5,999)
Income tax expense	1,232	488	1,333	681

Income (loss) before minority interest	2,999	(7,545)	(1,048)	(6,680)
Minority interest in net loss (profit) of subsidiaries, net	(55)	(57)	(46)	(145)

Net income (loss)	2,944	(7,602)	(1,094)	(6,825)

Other comprehensive income (expense) net of tax:
Foreign currency translation adjustment	498	(80)	497	(4)

Comprehensive income (loss)	3,442	$(7,682)	$(597)	$(6,829)

Basic earnings (loss) per common share	$0.13	$(0.32)	$(0.05)	$(0.29)

Diluted earnings per common share	$0.06	$(0.32)	$(0.05)	$(0.29)

Weighted average number of common shares outstanding	22,905,408	23,480,408	22,905,408	23,480,408
Weighted average number of common shares outstanding, assuming dilution	46,061,524	23,480,408	22,905,408	23,480,408

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIONOVA HOLDING CORPORATION

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

Thousands of U.S. Dollars

	Six Months Ended June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,094)	$(6,825)
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	46	145
Depreciation	1,372	1,539
Amortization of patents and trademarks	152	250
Other	(47)	573
Net changes (exclusive of subsidiaries acquired or divested) in:
Accounts receivable and advances to growers, net	(7,166)	3,145
Inventories	1,602	2,899
Other assets	1,845	(164)
Accounts payable and accrued expenses	4,022	1,520

NET CASH PROVIDED BY OPERATING ACTIVITIES	732	3,082

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of property, plant and equipment	(878)	(963)
NET CASH USED IN INVESTING ACTIVITIES	(878)	(963)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowing	(2,993)	(3,159)
Net change in long-term borrowing	1,870	(44)
Accounts due to related parties	5,370	2,114

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,247	(1,089)

Net increase (decrease) in cash and cash equivalents	4,101	1,030
Cash at beginning of period	2,130	2,463
Cash at end of period	$6,231	$3,493

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of land to a Mexican financial institution to satisfy a mortgage obligation	$2,300	—
Release of a mortgage obligation from a Mexican financial institution	(2,300)	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIONOVA HOLDING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

In management’s opinion, the accompanying unaudited consolidated financial statements for Bionova Holding for the three and six month periods ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and include all adjustments (consisting only of normal recurring accruals) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods.  However, the accompanying unaudited consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto presented in its 2002 10-K for the fiscal year ended December 31, 2002.  Footnotes which would substantially duplicate disclosures in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2002 contained in the 2002 10-K report have been omitted.  The interim consolidated financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending December 31, 2003.

Going Concern

The Company incurred a net loss of $20.4 million for the year ended December 31, 2002. The Company also sustained significant operating losses and operating cash flow deficiencies from 1997 through 2002.  At June 30, 2003 the Company had a negative working capital position of $84.2 million.

Management has been and is continuing to address the Company’s financial condition by selling non-core assets of the fresh produce business, and by selling and licensing its intellectual property.    The Company also must find a solution to the $102.2 million of debt plus the interest accruing in 2003 that is due to Savia and its subsidiaries during 2003.  There can be no assurance that these actions will result in sufficient working capital to significantly improve the Company’s current financial position or its results of operations nor can there be any assurance the Company will be able to meet its obligations in 2003 nor secure funds to take it beyond the 2003 calendar year.  This raises substantial doubt about the Company’s ability to continue as a going concern.

The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Bank Debt

At June 30, 2003 all of the Company’s $6.4 million of bank debt was associated with its fresh produce business.

In December 2002, Bionova Produce, Inc., Bionova Produce of Texas, Inc. and R.B. Packing of California, Inc., the Company’s major distributors of fresh produce in the United States, signed agreements for a new set of credit facilities with Wells Fargo Business Credit, Inc. (“WFBC”) which run through April 2006.  There are three separate, but related loan components associated with these credit facilities.  First, Bionova Produce, Inc. was extended a “permanent term loan” of $1.75 million, which will be amortized over 10 years.  Interest is charged at the Wells Fargo prime rate of interest plus 1.5% (5.5% at June 30, 2003), and interest and principal amortization payments are made on a monthly basis.  The second component is a “seasonal term loan” of $1.75 million, although only $1.0 million will be extended at this time.  Interest is charged at the Wells Fargo prime rate of interest plus 1.5% (5.5% at June 30, 2003), and interest payments are made on a monthly basis.  The outstanding principal balance on the seasonal term loan is amortized each year during the months of January through April, and may then be borrowed again in full on May 1.  The third component is a $7 million revolving line of credit to support working capital requirements of the fresh produce business.  The revolving line of credit must be paid down to a maximum of $1.5 million for a 30 day period between July 1 and September 30 each year.  Interest on this revolving line of credit is charged at the Wells Fargo prime rate of interest plus 1.0% (5.0% at June 30, 2003).  All three components of the credit facilities are collateralized by all of the real and intangible assets of the three U.S. distributing companies and are guaranteed by both Bionova Holding and its parent company, Savia.   The key covenants associated with these credit facilities are that the three distributing companies as a group must maintain a minimum net worth of $8.75 million, a debt service coverage ratio of at least 1.25 to 1, achieve minimum levels of quarterly earnings before taxes to be agreed between the Company and WFBC annually, and the distributing group may not experience a net loss during any month that exceeds $0.5 million or a net loss for a two month period that exceeds $0.3 million.  Also, there are provisions in the credit agreement that permits WFBC to declare an event of default if Savia fails to complete the restructuring of its debt facilities with its banks.  An event of default was declared in the second quarter of 2003 because Savia had failed to complete its restructuring by March 31, 2003, which was the date originally established in the credit agreement.  On June 13, 2003 the U.S distributing companies, Bionova Holding, Savia, and WFBC signed the “First Amendment to Credit and Security Agreement and Waiver of Defaults” which extended the date for Savia to complete its restructuring to September 30, 2003.  WFBC and Bionova Holding also agreed to renegotiate in good faith certain financial covenants relating to operating performance in the third and fourth quarters of 2003.  As of the date of these financial statements, the Company now is in compliance with all of the covenants of the credit facilities.  At June 30, 2003 the principal outstanding in connection with the permanent term loan, the seasonal term loan, and the revolving line of credit was $1.7 million, $1.0 million, and $3.2 million, respectively.

In addition to these credit facilities Bionova Produce, Inc. has a five-year loan secured by an airplane and is guaranteed by Savia.  The loan is for $0.7 million and is due August 30, 2006.  Principal and interest payments of approximately $15,000 are due monthly.  The interest rate on this debt is 8.25% per annum.  At June 30, 2003 the principal outstanding under this five year loan agreement was $0.5 million.

On October 3, 2001 Agrobionova, S.A. de C.V. (as the Mexican designee of Bionova Produce, Inc.) entered into an agreement with Libra Exportaciones, S.A. de C.V. (“Libra”) whereby ABSA assumed a $2.3 million mortgage obligation to a Mexican financial institution in conjunction with certain pieces of land being transferred to ABSA.  On March 7, 2003, a new agreement was signed by Libra, the Alvarez family (the former owners of Libra), and ABSA whereby ABSA would transfer certain pieces of land it received from Libra stemming from the October 3, 2001 agreement to the Mexican financial institution in exchange for a release from the $2.3 million mortgage obligation.  The transfer of the land and the release of the mortgage obligation were completed on May 13, 2003.  In the financial statements for the year ended December 31, 2002 the total debt obligation of $2.3 million was classified as a component of short-term bank loans.

Note 3 - Net Income or Loss per Common Share

The weighted average number of common shares outstanding during the three and six month periods ended June 30, 2003 and 2002 was 22,905,408 and 23,480,408, respectively.  On a diluted basis, assuming Savia were to convert the 200 shares of preferred stock it currently holds into common, the weighted average number of common shares outstanding during the three and six month periods ended June 30, 2003 and 2002 would have been 46,061,524 and 46,636,524, respectively.

The following table sets forth the potential shares of common stock that are not included in the diluted net loss per share attributable to common stockholders for the quarter ending June 30, 2003 because to do so would be anti-dilutive.

	(Thousands of Shares)
	Three and Six Months Ended June 30, 2003	Three and Six Months Ended June 30, 2002

Effect of dilutive securities:
Convertible preferred stock outstanding	23,156	23,156
Stock options outstanding	215	216

Note 4 - Inventories

Inventories were comprised of the following:

	(Thousands of U.S. Dollars)
	June 30, 2003	December 31, 2002
Finished produce	$230	$762
Growing crops	295	2,660
Advances to suppliers	2,359	1,732
Spare parts and materials	1,990	2,340
Merchandise in transit and other	4,742	3,724
	$9,616	$11,218

ABSA, the Company’s Mexican farming subsidiary, advances money to suppliers towards the purchase of materials, and these amounts are reflected as Advances to Suppliers.  Due to ABSA’s financial condition, it has a large number of accounts payable to suppliers that are seriously past due.  Certain suppliers have required that ABSA pay amounts over and above the purchase prices for the materials they are providing to ABSA to pay down a portion of the overdue payables.

Note 5 – Assets Held for Sale

Assets held for sale were comprised of the following:

	(Thousands of U.S. Dollars)
	June 30, 2003	December 31, 2002
Agricultural land in Sinaloa, Mexico	$322	$322
Agricultural land in Guerrero, Mexico	825	825
Commercial land in San Diego, California	580	580
	$1,727	$1,727

Note 6 – Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 7 - Segment Reporting

The Company historically classified its business into three fundamental areas: Farming, which consists principally of interests in Company-owned fresh produce production facilities and joint ventures with other growers; Distribution, consisting principally of interests in sales and distribution companies in Mexico, the United States, and Canada; and Research and Development, consisting of business units focused on the development of fruits and vegetables and intellectual properties associated with these development efforts.  On June 30, 2002 the operations of the Research and Development segment were shut down and the remaining assets as of January 1, 2003, which consisted solely of patents and trademarks with a valuation of $1.2 million, were merged into the activity of the holding company which is continuing to try to license and sell these assets as opportunities become available.

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

	(Thousands of U.S. Dollars)
	Farming	Distribution	Research and Development	Total of Reportable Segments

January 1 – June 30, 2003
Revenues from unaffiliated customers	$2,483	$53,911	—	$56,394
Inter-segment revenues	11,654	—	—	11,654
Total revenues	14,137	53,911	—	68,048
Operating profit (loss)	(1,333)	1,206	—	(127)
Depreciation and amortization	1,184	188	—	1,372
Identifiable assets (1)	68,078	33,518	—	101,596
Acquisition of long-lived assets	—	878	—	878

January 1 – June 30, 2002
Revenues from unaffiliated customers	$9,529	$78,805	$1,920	$90,254
Inter-segment revenues	33,454	—	—	33,454
Total revenues	42,983	78,805	1,920	123,708
Operating profit (loss)	(340)	1,333	(264)	729
Depreciation and amortization	1,251	180	305	1,736
Identifiable assets (1)	66,937	28,471	15,657	111,065
Acquisition of long-lived assets	846	117	—	963

(1)          Identifiable assets for segments are defined as total assets less cash in banks, deferred income taxes and investment in shares.

Reconciliation of the segments to total consolidated amounts is set forth below:

	Thousands of U.S. Dollars
	January 1 – June 30
	2003	2002

Revenues
Revenues from unaffiliated customers	$68,048	$123,708
Inter-segment revenues	(11,654)	(33,454)
Total revenues	$56,394	$90,254

Income before taxes
Total operating profit (loss) from reportable segments	$(127)	$729
Total operating loss from Bionova Holding Corporation (1)	(935)	(2,927)
Interest, net	(3,770)	(4,072)
Exchange gain (loss), net	—	341
Other non-operating (expense) income, net	5,117	(70)
Consolidated income (loss) before taxes	$285	$(5,999)

Assets
Total segment identifiable assets	$101,596	$111,065
Unallocated and corporate assets (2)	5,825	3,779
Eliminations (3)	(21,166)	(24,255)
Consolidated assets	$86,255	$90,589

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

(3)          Consists principally of inter-segment intercompany balances.

Revenue from external customers by product/service category is set forth below:

	(Thousands of U.S. Dollars)
	Farming	Distribution	Research and Development	Total of Reportable Segments
January 1 – June 30, 2003
Core vegetables (1)	$2,260	$18,158	$—	$20,418
Fruits and other fresh produce (2)	223	35,753	—	35,976

January 1 – June 30, 2002
Core vegetables (1)	$7,827	$47,682	$—	$55,509
Fruits and other fresh produce (2)	1,702	31,123	—	32,825
Contracted R&D revenue	—	—	521	521
Licensed technology and royalties	—	—	1,399	1,399

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

The Company provides additional proforma disclosures required by SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure – An Amendment of SFAS No. 123”.  Had compensation cost for the Company’s stock option plans been determined based on the fair market value of the options at the grant dates, as prescribed in SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been as follows:

Thousands of U.S. dollars
(except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2002	June 30, 2002

Net income (loss) as reported…	2,944	(7,602)	(1,094)	(6,825)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(7)	(21)	(28)	(42)
Net income (loss) pro forma	2,937	(7,623)	(1,122)	(6,867)
Net income (loss) per share:
As reported — basic	0.13	(0.32)	(0.06)	(0.29)
Pro forma — basic	0.13	(0.32)	(0.06)	(0.29)
As reported — diluted	0.06	(0.32)	(0.06)	(0.29)
Pro forma — diluted	0.06	(0.32)	(0.06)	(0.29)

The fair value of options granted in 1999 was estimated using the Black-Scholes model with the following weighted average assumptions:  dividend yield of 0%, expected volatility of 114%, risk free interest rate of 5.2%, and an expected life of 7 years.  No options were granted in 2002 or 2003.

Note 10 – Sale of Mexican Subsidiary

On June 13, 2003 Bionova Holding and Agromod, S.A de C.V., a minority owner of ABSA, entered into an agreement to sell all of the shares of Technologia Aplicada en Procesos, S. de R.L. de C.V. (“TAP”), a Mexican subsidiary of Bionova Holding to Promo-Tow, S. de R.L. de C.V. (“PROMOTOW”), a Mexican company.  The shares of this new company had value to PROMOTOW because of certain financial benefits PROMOTOW felt it could derive from ownership of TAP.  Bionova Holding received $5.4 million in cash on June 13 and could receive up to an additional $0.6 million, which currently is being held in escrow, during the third quarter of 2003 upon verification by an independent auditor of the historical financial statements of Bionova Holding’s Mexican farming subsidiaries.  The Company recorded only the $5.4 million as Other Income in the second quarter of 2003 along with estimated tax expense associated with this transaction of $0.8 million and transaction fees of $0.3 million.  The accounting for this transaction is shown below.

(U.S. Dollars)

Gross proceeds from sale of Mexican subsidiary	$5,449,000
Transaction fees	255,000
Net proceeds (Other Income) from sale of Mexican subsidiary	5,194,000
Net book assets of Mexican subsidiary	11,000
Gain on sale	$5,183,000

Note 11 – Recent Accounting Pronouncements

                In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

                In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of  nonpublic entities.  The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 12 – Commitments

As of June 30, 2003, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is serving at the Company’s request in such capacity. The term of the indemnification period shall continue until and terminate upon the latter of: (a) 10 years after the date that the officer or director has ceased to serve the Company as an officer or director; or (b) one year after the final, nonappealable termination of any legal proceeding. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements cannot be reasonably measured and estimated and accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company

Bionova Holding Corporation, a Delaware corporation (together with its subsidiaries, unless the context requires otherwise, “Bionova Holding” or the “Company”), was formed in January 1996, and acts as a holding company for (i) Agrobionova, S.A. de C.V., a corporation organized under the laws of the United Mexican States, of which the Company owns 98.6% (“ABSA”),  (ii) International Produce Holding Company, a Delaware corporation, of which the Company owns 100% (“IPHC”), (iii) DNA Plant Technology Corporation, a Delaware corporation, of which the Company owns 100% (“DNAP”), and (iv) VPP Corporation, a Delaware corporation, of which the Company owns 100% (“VPP”).  Approximately 79% of the outstanding common stock of the Company is indirectly owned by Savia, S.A. de C.V.

The Company historically classified its business into three fundamental areas: Farming, which consists principally of interests in Company-owned fresh produce production facilities and joint ventures with other growers; Distribution, consisting principally of interests in sales and distribution companies in Mexico, the United States, and Canada; and Research and Development, consisting of business units focused on the development of fruits and vegetables and intellectual properties associated with these development efforts.  On June 30, 2002 the operations of the Research and Development segment were shut down and the remaining assets as of January 1, 2003, which consisted solely of patents and trademarks with a valuation of $1.2 million, were merged into the activity of the holding company which is continuing to try to license and sell these assets as opportunities become available.

Results of Operations

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Consolidated total revenues declined to $28.3 million for the quarter ended June 30, 2003 from $43.8 million in the same quarter of 2002, consolidated gross profit (sales less cost of sales) increased to $3.3 million for the quarter ended June 30, 2003 from $0.8 million in the same quarter of 2002, and the Company’s consolidated operating loss declined to $0.1 million for the quarter ended June 30, 2003 from $4.7 million in the same quarter of 2002.

FARMING segment revenues, the majority of which are eliminated in consolidation, declined from $16.1 million in the second quarter of 2002 to $2.4 million in the second quarter of 2003.  The lower sales volumes were largely a consequence of the Company’s decision to forego tomato production in Todos Santos in the second quarter of 2003 due to limited cash resources and the relatively low margins typically available during this season of the year.  Despite the lower volumes, the operating loss of the Farming segment declined from $2.0 million in the second quarter of 2002 to $0.5 million in the second quarter of 2003, which was attributable to the very poor grape harvest experienced in the second quarter of 2002 caused by poor weather conditions and significantly lower than average prices.

DISTRIBUTION segment revenues declined from $37.1 million in the second quarter of 2002 to $30.1 million in the same quarter of 2003.  This decline was consistent with the curtailed production of the Farming segment, and U.S. sales were further impacted by a reduction in supply of third party grape growers in the second quarter of 2003.  Distribution segment operating profit improved from a loss of $0.6 million in the second quarter of 2002 to a profit of $0.9 million in the second quarter of 2003.  This improvement was driven by a $0.7 million increased in the operating profit of Premier Fruits and Vegetables BBL, Inc., the Company’s distributor in Montreal, Quebec, and a significant reduction in selling and administrative expenses that stems from an ongoing restructuring of the U.S. distribution companies that began in the second half of 2002.

The Company closed down its research and development operations in June 2002.  Because of this shut down the Company had no revenues or expenses associated with this former business segment in the second quarter of 2003 as compared with $1.6 million of revenues and an operating profit of $0.2 million in the second quarter of 2002.

Corporate administrative expenses declined from $0.5 million in the second quarter of 2002 to $0.2 million in the second quarter of 2003.  Interest expense decreased from $2.4 million in the second quarter of 2002 to $2.3 million in the second quarter of 2003 while interest income increased from $0.3 million to $0.7 million between these two periods.

The increase in other non-operating income and expense from a negative $0.4 million in the second quarter of 2002 to a positive $5.8 million in the second quarter of 2003 was driven primarily by a transaction completed at the end of the second quarter in which the Company sold a Mexican subsidiary and received $5.2 million in net proceeds.  This transaction is described in greater detail in the Liquidity and Capital Resources section below.

Tax expense increased from $0.5 million in the second quarter of 2002 to $1.2 million in the second quarter of 2003.  This increase was an outgrowth of the taxes due in Mexico and the United States from the sale of the Mexican subsidiary at the end of the second quarter.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Consolidated total revenues declined to $56.4 million for the six months ended June 30, 2003 from $90.3 million in the same period of 2002, consolidated gross profit (sales less cost of sales) declined to  $5.1 million for the six months ended June 30, 2003 from $8.2 million in the same period of 2002, and the Company’s consolidated operating loss declined to $1.4 million for the six months ended June 30, 2003 from $2.2 million in the same period of 2002.

FARMING segment revenues, the majority of which are eliminated in consolidation, declined from $43.0 million in the first six months of 2002 to $14.1 million in the same period of 2003.  This reduction was driven largely by the cash strains the Company faced in the fourth quarter of 2002 because of a reduction in bank financing during the months of October and November.  Due to the lack of cash, the farming segment concentrated a very significant proportion of its available resources on the production of the Company’s patented vine sweet mini pepper and significantly curtailed production of tomatoes, peppers, and other commodity vegetables in Culiacan and Todos Santos during the first half of 2003.  The operating loss in the Farming segment increased from $0.3 million in the first six months of 2002 to $1.3 million in the same period of 2003.  The increase in the operating loss of the Farming segment stemmed largely from the first quarter results, which was driven by the much lower production volumes and very low grape tomato prices, which further impacted ABSA’s revenues and margins in the first quarter of 2003.  Administrative expenses in the farming segment were reduced by $0.1 million from the first six months of 2002 to the same period of 2003.

DISTRIBUTION segment revenues declined from $78.8 million in the first six months of 2002 to $53.9 million in the same period of 2003.  This decline was consistent with the curtailed production of the Farming segment, and U.S. sales were further impacted by a reduction in supply of third party grape growers in the second quarter of 2003.  Premier Fruits & Vegetables, BBL Inc., the Company’s Canadian distribution subsidiary, continued to show strong sales gains with an 18.2% increase for the first six months of 2003 as compared with the same period of 2002.  Operating profit of the Distribution segment for the first six months of 2003 declined by $0.1 million as compared with the same period of 2002.  The decline in gross margins of the U.S. distribution companies of $1.8 million was almost entirely offset by a $0.5 million improvement in the gross margin of Canada along with a $1.2 million reduction in selling and administrative expenses.  This reduction in selling and administrative expenses stems from an ongoing restructuring of the U.S. distribution companies that began in the second half of 2002.

The Company closed down its research and development operations in June 2002.  Because of this shut down the Company had no revenues or expenses associated with this former business segment in the first six months of 2003 as compared with $1.9 million of revenues and an operating loss of $0.3 million in the same period of 2002.

Corporate administrative expenses declined from $1.1 million in the first six months of 2002 to $0.9 million in the same period of 2003.  Interest expense was unchanged at $4.7 million from the first six months of 2002 to the first six months of 2003 while interest income increased from $0.6 million to $1.0 million between these two periods.

The increase in other non-operating income and expense from a negative $0.1 million in the first six months of 2002 to a positive $5.1 million in the first six months of 2003 was driven primarily by a transaction completed at the end of the second quarter in which the Company sold a Mexican subsidiary and received $5.2 million in net proceeds.  This transaction is described in greater detail in the Liquidity and Capital Resources section below.

Tax expense increased from $0.7 million in the first six months of 2002 to $1.3 million in the first six months of 2003.  This increase was an outgrowth of the taxes due in Mexico and the United States from the sale of the Mexican subsidiary at the end of the second quarter.

Capital Expenditures

During the first six months of 2003 the Company made capital investments of $0.9 million.  The great majority of the funds were spent by Premier Fruits & Vegetables, BBL Inc. in Montreal, Quebec to construct additional warehousing facilities and cold rooms to support its projected growth requirements over the next three to five years.

Liquidity and Capital Resources

For the six months ended June 30, 2003, the Company generated $0.7 million of cash from operating activities (which includes the $5.2 million gain on the sale of a Mexican subsidiary).  The most significant items contributing to this cash generation were the net loss of $1.1 million, which was offset by depreciation and amortization that totaled $1.5 million during the six months, and the changes in the working capital account items.  Accounts receivable and advances to growers increased by $7.2 million due to the lateness of this year’s grape harvest and the growth in the Canadian business, inventories were reduced by $1.6 million which was consistent with the winding down of the spring growing season, and accounts payable increased by $4.0 million due again to the lateness of the grape harvest and payables due to growers, a higher level of payables in Canada associated with the warehouse construction in progress, and the payables resulting from the expenses and taxes associated with the sale of the Mexican subsidiary in June.

For the six months ended June 30, 2003, the Company used $0.9 million in investing activities, all of which was spent on property, plant, and equipment.

Net cash provided by financing activities during the first six months of 2003 totaled $3.6 million.  Accounts due to related parties increased by $5.4 million as interest continued to accrue on the Company’s debt to Savia.  The Company reduced its seasonal term loan by $0.3 million and reduced its revolving line of credit by $0.9 million.

At June 30, 2003 all of the Company’s $6.4 million of bank debt was associated with its fresh produce business.

In December 2002, Bionova Produce, Inc., Bionova Produce of Texas, Inc. and R.B. Packing of California, Inc., the Company’s major distributors of fresh produce in the United States, signed agreements for a new set of credit facilities with Wells Fargo Business Credit, Inc. (“WFBC”) which run through April 2006.  There are three separate, but related loan components associated with these credit facilities.  First, Bionova Produce, Inc. was extended a “permanent term loan” of $1.75 million, which will be amortized over 10 years.  Interest is charged at the Wells Fargo prime rate of interest plus 1.5% (5.5% at June 30, 2003), and interest and principal amortization payments are made on a monthly basis.  The second component is a “seasonal term loan” of $1.75 million, although only $1.25 million will be extended at this time.  Interest is charged at the Wells Fargo prime rate of interest plus 1.5% (5.5% at June 30, 2003), and interest payments are made on a monthly basis.  The outstanding principal balance on the seasonal term loan is amortized each year during the months of January through April, and may then be borrowed again in full on May 1.  The third component is a $7 million revolving line of credit to support working capital requirements of the fresh produce business.  The revolving line of credit must be paid down to a maximum of $1.5 million for a 30 day period between July 1 and September 30 each year.  Interest on this revolving line of credit is charged at the Wells Fargo prime rate of interest plus 1.0% (5.0% at June 30, 2003).  All three components of the credit facilities are collateralized by all of the real and intangible assets of the three U.S. distributing companies and are guaranteed by both Bionova Holding and its parent company, Savia.   The key covenants associated with these credit facilities are that the three distributing companies as a group must maintain a minimum net worth of $8.75 million, a debt service coverage ratio of at least 1.25 to 1, achieve minimum levels of quarterly earnings before taxes to be agreed between the Company and WFBC annually, and the distributing group may not experience a net loss during any month that exceeds $0.5 million or a net loss for a two month period that exceeds $0.3 million.  Also, there are provisions in the credit agreement that permits WFBC to declare an event of default if Savia fails to complete the restructuring of its debt facilities with its banks.  An event of default was declared in the second quarter of 2003 because Savia had failed to complete its restructuring by March 31, 2003, which was the date originally established in the credit agreement.  On June 30, 2003 the U.S distributing companies, Bionova Holding, Savia, and WFBC signed the “First Amendment to Credit and Security Agreement and Waiver of Defaults” which extended the date for Savia to complete its restructuring to September 30, 2003.  WFBC and Bionova Holding also agreed to renegotiate in good faith certain financial covenants relating to operating performance in the third and fourth quarters of 2003.  As of the date of these financial statements, the Company now is in compliance with all of the covenants of the credit facilities.  At June 30, 2003 the principal outstanding in connection with the permanent term loan, the seasonal term loan, and the revolving line of credit was $1.7 million, $1.0 million, and $3.2 million, respectively.

In addition to these credit facilities Bionova Produce, Inc. has a five-year loan secured by an airplane and is guaranteed by Savia.  The loan is for $0.7 million and is due August 30, 2006.  Principal and interest payments of approximately $15,000 are due monthly.  The interest rate on this debt is 8.25% per annum.  At June 30, 2003 the principal outstanding under this five year loan agreement was $0.5 million.

On October 3, 2001 ABSA (as the Mexican designee of Bionova Produce, Inc.) entered into an agreement with Libra Exportaciones, S.A. de C.V. (“Libra”) whereby ABSA assumed a $2.3 million mortgage obligation to a Mexican financial institution in conjunction with certain pieces of land being transferred to ABSA.  On March 7, 2003, a new agreement was signed by Libra, the Alvarez family (the former owners of Libra), and ABSA whereby ABSA would transfer certain pieces of land it received from Libra stemming from the October 3, 2001 agreement to the Mexican financial institution in exchange for a release from the $2.3 million mortgage obligation.  The transfer of the land and the release of the mortgage obligation were completed on May 13, 2003.  In the financial statements for the year ended December 31, 2002 the total debt obligation of $2.3 million was classified as a component of short-term bank loans.

At June 30, 2003 Bionova Holding and its subsidiaries were indebted to Savia and its subsidiaries (other than Bionova Holding) in a total amount of $102.2 million.  Of this total $20.7 million was owed by ABSA and is accruing interest at a rate of approximately 9% per annum.  Bionova Holding had debt of $75.5 million to Savia.  The Bionova Holding debt currently is accruing interest at a rate of approximately 12.5% per annum.  Other subsidiaries of Bionova Holding had related party accounts due to Savia and its subsidiaries that accounted for the balance of the $6.0 million.  All of the Bionova Holding debt is due to be paid by December 31, 2003.  The other related party accounts due to Savia and its subsidiaries have varying maturities, most of which are due at various times in 2003.  In addition to ABSA’s significant debt to Savia, ABSA also had $8.7 million of payables outstanding to vendors at June 30, 2003, many of which are significantly past due.  At this time, Bionova Holding does not know how this indebtedness will be handled.

On June 13, 2003 Bionova Holding and Agromod, S.A de C.V., a minority owner of ABSA, entered into an agreement to sell all of the shares of Technologia Aplicada en Procesos, S. de R.L. de C.V. (“TAP”), a Mexican subsidiary of Bionova Holding to Promo-Tow, S. de R.L. de C.V. (“PROMOTOW”), a Mexican company.  The shares of this new company had value to PROMOTOW because of certain financial benefits PROMOTOW felt it could derive from ownership of TAP.  Bionova Holding received $5.4 million in cash on June 13 and could receive up to an additional $0.6 million, which currently is being held in escrow, during the third quarter of 2003 upon verification by an independent auditor of the historical financial statements of Bionova Holding’s Mexican farming subsidiaries.  The Company recorded only the $5.5 million as Other Income in the second quarter of 2003 along with estimated tax expense associated with this transaction of $0.8 million and transaction fees of $0.3 million.

The resulting cash from this transaction has provided a temporary respite to permit the Company to pay down some of its long overdue payables and continue operations, albeit on a significantly reduced level as compared with past years.  Management has recognized that it still does not have the cash reserves to enable it to take significant risk in the foreseeable future in its own agricultural activities or the funding of third party growers.  Consequently, the Company’s Mexican subsidiary currently is in the process of seeking a partnership arrangement with a large Mexican grower to enable it to plant and harvest production during the Todos Santos growing season from August through November of 2003.  At this time the Company does not plan to grow, nor fund any third party growers in Culican, which would typically harvest in late December 2003 through April 2004, other than its vine sweet mini-pepper product.  The consequence of this reduced production will be a lower level of sales in the United States in the first quarter of 2004 as compared with 2003.

As a result of the Company’s operating losses during the past six years and its current financial structure, there continues to be substantial doubt about the Company’s ability to continue as a going concern.  Management has been and is continuing to address the Company’s financial condition by selling non-core assets of the fresh produce business, and by selling and licensing its intellectual property.  R.B. Packing of California, Inc. currently has a contract pending to sell its real estate in California, Bionova Holding recently sold its TAP subsidiary in Mexico, and the Company completed a license of its Transwitch technology during the second quarter.  The Company also must find a solution to the $101.5 million of debt plus the interest accruing in 2003 that is due to Savia and its subsidiaries during 2003.  There can be no assurance that these actions will result in sufficient working capital to significantly improve the Company’s current financial position or its results of operations nor can there be any assurance the Company will be able to meet its obligations in 2003 nor secure funds to take it beyond the 2003 calendar year.  This raises substantial doubt about the Company’s ability to continue as a going concern.

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

RISKS RELATING TO OUR FINANCIAL CONDITION

We may not have enough cash to maintain our operations during the upcoming months

Our fresh produce business requires cash to harvest crops that have been planted and to make advances to growers for crops to be planted in the next season.  Our produce business does not have cash reserves, so it depends on continued sales revenues and bank borrowings to generate the required cash to support these needs.  If sales revenues are below projected levels during the second half of 2003 (which might be caused by low production volumes, lower than forecast customer demand for the Company’s vine sweet mini pepper, or low commodity prices), or if the lender to the distribution companies does not continue to provide financing, the produce business will not have sufficient cash to maintain its operations.  In that event, the produce business would be required to curtail or possibly even to suspend its operations and to make other expense reductions.

We may continue to sustain losses and accumulate deficits in the future

We have sustained losses in every year of our existence from 1996 through 2002.  As of June 30, 2003 our accumulated deficit was $215.0 million.  For the year ended December 31, 2002 and the six months ended June 30, 2003, we had a net loss of $20.4 million and $1.1 million, respectively.  The factors that caused these losses, including factors described in this section, may continue to limit our ability to make a profit in the future.

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

Our leveraged position could cause us to be unable to meet our capital needs, which could hurt our financial condition

At June 30, 2003 we had a working capital deficit of $84.2 million and a stockholders deficit of $42.9 million.  We had $6.4 million of debt with banks and $102.2 million of debt with Savia and Savia’s subsidiaries.  This level of indebtedness may pose substantial risks to our company and to our stockholders, including the possibility that we may not generate sufficient cash flow to pay our outstanding debts.  Our level of indebtedness may also adversely affect our ability to incur additional indebtedness and finance our future operations and capital needs, which may limit our ability to pursue other business opportunities.

If we do not meet our debt covenants, we may not have sufficient funds to continue operations

Our U.S. distributing companies hold bank debt which require that they achieve certain levels of financial performance and that Savia complete the restructuring of its bank debt by September 30, 2003.  Any failure to meet these covenants could result in an event of default and the calling in of these loan facilities.  If such an event were to occur, it would significantly affect the current and future operations and financial performance of the Company and possibly even require that we shut down all operations.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The table below provides information about the Company’s derivative financial instruments consisting primarily of debt obligations that are sensitive to changes in interest rates.  For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.  Weighted average variable rates are based on implied forward rates in the yield curve on June 30, 2003.  The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instrument’s actual cash flows are denominated in both U.S. dollars and Mexican pesos, and are indicated accordingly in the table below.

	2003	2004	2005	2006	2007	2008-2012	Total	Fair Value
Short-term debt:
($US equivalent in millions)
U.S. dollar variable rate	$4.5	—	—	—	—	—	$4.5	$4.5
Average interest rate	5.5%						5.5%	5.5%
Peso variable rate (in $US)	—	—	—	—	—	—	—	—
Long-term debt:
U.S. dollar fixed rate	0.1	0.1	0.2	0.1	—	—	0.5	0.5
Average interest rate	8%	8%	8%	8%
U.S. dollar variable rate	0.2	0.2	0.2	0.2	0.2	0.5	1.9	1.9
(Prime plus 1.5%)

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

Exchange Rate Risk

At June 30, 2003 the Company did not hold any financial instruments subject to exchange rate risk.

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

(b)  Changes in internal controls

In connection with the preparation of the Company’s consolidated financial statements as of and for the year ended December 31, 2002, and based on a more recent review in the preparation of the Company’s consolidated financial statements for the quarter ended June 30, 2003, management in conjunction with our independent accountants identified certain deficiencies in the Company’s internal control procedures that would be deemed to be a material weakness under standards established by the American Institute of Certified Public Accountants.  The deficiencies relate to (i) the Company’s accounting and financial reporting infrastructure for collecting, analyzing, and consolidating information to prepare the consolidated financial statements for the Company (ii) issues associated with timely and consistent reconciliation of the Company’s and its subsidiaries’ bank accounts, inventories, and intercompany accounts, (iii) the timely and complete revelation of material contracts entered into by subsidiaries of the Company, and (iv) the impact of  the resignations of certain accounting personnel during the past year on the historical knowledge and understanding of accounting and consolidation information.  These matters have been discussed with our independent accountants and with the Audit Committee of the Board of Directors of the Company.  To address these weaknesses, the Company plans to (i) develop a new set of consolidating systems and procedures for financial statement preparation by the end of the third quarter of 2003, (ii) reinforce the procedures already in place requiring reconciliation of all accounts and review these reconciliations in conjunction with its independent accountants during the quarterly reviews of the Company’s consolidated financial statements, (iii) hold regular meetings with officers of subsidiary companies to update and review all contracts being entered into and reinforce the requirement of the Company to immediately inform the Chief Executive Officer and the Chief Financial Officer of such contracts, and (iv) develop a documented, historical data base for financial information by December 31, 2003 so the critical accounting and financial information is independent of the memory of specific individuals developing and preparing such information.

PART II – OTHER INFORMATION

Item 5.  Other Information

Indemnification Agreements with Officers and Directors

During the second quarter of 2003 the Company entered into indemnification agreements with officers and directors of the Company which generally require the company to pay certain costs and expenses incurred by such individuals in connection withlawsuits brought against them in their capacities as officers and directors of the Company.and its subsidiaries.Given the current regulatory environment and the reduced availability of directors’ and officers’ insurance coverage, the Company’s board of directors determined that these agreements were necessary for  the Company to retain its current management and to attract additional directors and officers.

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

10.1           Form of Indemnification Agreement between the Company and its directors and officers (filed as an exhibit to the Company's current report on Form 8-K dated September 5, 2003 and incorporated herein by reference).

10.2           Transfer Agreement of Equity Participations dated June 13, 2003 among the Company, Agromod, S.A. de C.V., Agrobionova, S.A. de C.V., Tecnología Aplicada en Procesos, S. de R.L. de C.V., Grupo Metalsa, S.A. de C.V., and Promo-Tow, S. de R.L. de C.V (filed as an exhibit to the Company's current report on Form 8-K dated September 5, 2003 and incorporated herein by reference).

10.3           Credit and Security Agreement among Bionova Produce, Inc., R.B. Packing of California, Inc.,  Bionova Produce of Texas, Inc. (collectively, jointly and severally the Borrower), and Wells Fargo Credit, Inc. dated December 5, 2002 (filed as an exhibit to the Company's current report on Form 8-K dated September 5, 2003 and incorporated herein by reference).

10.4           First Amendment to Credit and Security Agreement dated June 13, 2003 (filed as an exhibit to the Company's current report on Form 8-K dated September 5, 2003 and incorporated herein by reference).

31.1           Certification of Jose Manuel Garcia pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e)

31.2           Certification of Arthur H. Finnel pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e)

32.1    Certification of Jose Manuel Garcia pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of Arthur H. Finnel pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIONOVA HOLDING CORPORATION

Date: September 11, 2003	By: /s/ ARTHUR H. FINNEL
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

10.1           Form of Indemnification Agreement between the Company and its directors and officers (filed as an exhibit to the Company's current report on Form 8-K dated September 5, 2003 and incorporated herein by reference).

10.2           Transfer Agreement of Equity Participations dated June 13, 2003 among the Company, Agromod, S.A. de C.V., Agrobionova, S.A. de C.V., Tecnología Aplicada en Procesos, S. de R.L. de C.V., Grupo Metalsa, S.A. de C.V., and Promo-Tow, S. de R.L. de C.V (filed as an exhibit to the Company's current report on Form 8-K dated September 5, 2003 and incorporated herein by reference).

10.3           Credit and Security Agreement among Bionova Produce, Inc., R.B. Packing of California, Inc.,  Bionova Produce of Texas, Inc. (collectively, jointly and severally the Borrower), and Wells Fargo Credit, Inc. dated December 5, 2002 (filed as an exhibit to the Company's current report on Form 8-K dated September 5, 2003 and incorporated herein by reference).

10.4           First Amendment to Credit and Security Agreement dated June 13, 2003 (filed as an exhibit to the Company's current report on Form 8-K dated September 5, 2003 and incorporated herein by reference).

31.1           Certification of Jose Manuel Garcia pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e)

31.2           Certification of Arthur H. Finnel pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e)

32.1           Certification of Jose Manuel Garcia pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2           Certification of Arthur H. Finnel pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.