Form 10-Q
period 2003-09-30
BIONOVA HOLDING CORP
filed 2003-12-05
CIK 1020866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                                 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

Yes  ☐    No  ☒

As of November 28, 2003, 23,012,753 shares of common stock, par value $0.01 per share, of Bionova Holding Corporation were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BIONOVA HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS

Thousands of U.S. Dollars

(except share and per share amounts)

	September 30, 2003	December 31, 2002
ASSETS:
Current assets:
Cash and cash equivalents	$5,482	$2,130
Accounts receivable, net	14,501	13,644
Advances to growers, net	2,963	3,313
Net assets of discontinued operations	—	1,165
Inventories, net	9,710	11,218
Assets held for sale (see Note 5)	1,147	1,727
Other current assets	1,364	1,575
Total current assets	35,167	34,772
Property, plant and equipment, net	30,737	34,150
Patents and trademarks	1,021	—
Other assets	10,678	11,828
Total assets	$77,603	$80,750

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$19,452	$16,006
Accounts due to related parties	101,480	96,857
Short-term bank loans	1,928	9,818
Total current liabilities	122,860	122,681
Long-term liabilities with third parties	974	—
Total liabilities	123,834	122,681
Minority interest	589	401
Commitments and contingencies (see Note 8 and Note 13)
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 5,000 shares authorized, 200 shares issued and outstanding at both September 30, 2003 and December 31, 2002, liquidation value of $10,000 per share	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 23,012,753 shares outstanding at September 30, 2003 and December 31, 2002	230	230
Additional paid-in capital	171,573	171,573
Accumulated deficit	(218,495)	(213,914)
Accumulated other comprehensive loss	(128)	(221)
Total stockholders’ deficit	(46,820)	(42,332)
Total liabilities, minority interest, and stockholders’ deficit.	$77,603	$80,750

The accompanying notes are an integral part of these consolidated financial statements

BIONOVA HOLDING CORPORATION

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
AND COMPREHENSIVE INCOME AND LOSS

Thousands of U.S. Dollars

(except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Total revenues	$19,489	$17,697	$75,883	$106,031

Cost of sales	18,581	18,205	69,490	100,240
Selling and administrative expenses	4,056	3,777	10,451	11,510
Amortization of patents and trademarks	76	—	228	—
	22,713	21,982	80,169	111,750

Operating loss	(3,224)	(4,285)	(4,286)	(5,719)

Interest expense	(2,303)	(2,314)	(7,050)	(7,007)
Interest income	(88)	382	889	1,003
Exchange gain (loss), net	705	(1,097)	705	(756)
Gain on sale of land	548	—	548	—
Other non-operating income, net	1,115	211	6,232	275
	(23)	(2,818)	1,324	(6,485)

Loss from continuing operations before discontinued operations	(3,247)	(7,103)	(2,962)	(12,204)
Discontinued operations (see Note 11):
Loss from operations of research and development business segment	—	(1,185)	—	(2,083)
Loss before income taxes	(3,247)	(8,288)	(2,962)	(14,287)
Income tax expense (benefit)	98	(57)	1,431	624

Loss before minority interest	(3,345)	(8,231)	(4,393)	(14,911)
Minority interest in net loss (profit) of subsidiaries, net	(142)	35	(188)	(120)
Net loss	(3,487)	(8,196)	(4,581)	(15,031)

Other comprehensive income (expense) net of tax:

Foreign currency translation adjustment	(404)	(28)	92	(32)

Comprehensive loss	$(3,891)	$(8,224)	$(4,489)	$(15,063)

Basic and diluted loss per common share	$(0.15)	$(0.35)	$(0.20)	$(0.64)

Weighted average number of common shares outstanding	23,012,753	23,587,753	23,012,753	23,587,753

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIONOVA HOLDING CORPORATION

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

Thousands of U.S. Dollars

	Nine Months Ended September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,581)	$(15,031)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest	188	120
Depreciation	2,123	2,126
Amortization and write off of patents and trademarks	228	—
Write-off of property, plant, and equipment	72	—
Gain on sale of property, plant, and equipment	(548)	(247)
Other	21	(32)
Net changes (exclusive of subsidiaries acquired or divested) in:
Accounts receivable and advances to growers, net	(507)	13,625
Inventories	1,508	2,859
Net assets of discontinued operations	(84)	1,783
Other assets	1,361	(472)
Accounts payable and accrued expenses	3,446	(2,384)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,227	2,347

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,012)	(1,564)
Proceeds from sale property, plant, and equipment	1,130	412
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	118	(1,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowing	(5,590)	(7,973)
Net change in long-term borrowing	974	(79)
Accounts due to related parties	4,623	6,010
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7	(2,042)

Net increase (decrease) in cash and cash equivalents	3,352	(847)
Cash at beginning of period	2,130	2,177
Cash at end of period	$5,482	$1,330

SUPPLEMENT DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of land to a Mexican financial institution to satisfy a mortgage obligation	$2,300	—
Release of a mortgage obligation from a Mexican financial institution	(2,300)	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIONOVA HOLDING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003

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

In management’s opinion, the accompanying unaudited consolidated financial statements for Bionova Holding for the three and nine month periods ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods.  However, the accompanying unaudited consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto presented in its 2002 10-K for the fiscal year ended December 31, 2002.  Footnotes which would substantially duplicate disclosures in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2002 contained in the 2002 10-K report have been omitted.  The interim consolidated financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending December 31, 2003.

Going Concern

The Company incurred a net loss of $20.4 million for the year ended December 31, 2002. The Company also sustained significant operating losses and operating cash flow deficiencies from 1997 through 2002.  At September 30, 2003 the Company had a negative working capital position of $87.7 million and a net loss of $4.6 million for the nine month period ended September 30, 2003.

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

Note 2 – Bank Debt

At September 30, 2003 all of the Company’s $2.9 million of bank debt was associated with its fresh produce business.

In December 2002, Bionova Produce, Inc., Bionova Produce of Texas, Inc. and R.B. Packing of California, Inc., the Company’s major distributors of fresh produce in the United States, signed agreements for a new set of credit facilities with Wells Fargo Business Credit, Inc. (“WFBC”) which run through April 2006.  There are three separate, but related loan components associated with these credit facilities.  First, Bionova Produce, Inc. was extended a “permanent term loan” of $1.75 million, which will be amortized over 10 years.  Interest is charged at the Wells Fargo prime rate of interest plus 1.5% (5.5% at September 30, 2003), and interest and principal amortization payments are made on a monthly basis.  The second component is a “seasonal term loan” with a maximum availability of $1.75 million.  Interest is charged at the Wells Fargo prime rate of interest plus 1.5% (5.5% at September 30, 2003), and interest payments are made on a monthly basis.  The outstanding principal balance on the seasonal term loan is amortized each year during the months of January through April, and may then be borrowed again in full on May 1.  The third component is a $7 million revolving line of credit to support working capital requirements of the fresh produce business.  The revolving line of credit must be paid down to a maximum of $1.5 million for a 30 day period between July 1 and September 30 each year.  Interest on this revolving line of credit is charged at the Wells Fargo prime rate of interest plus 1.0% (5.0% at September 30, 2003).  All three components of the credit facilities are collateralized by all of the real and intangible assets of the three U.S. distributing companies and are guaranteed by both Bionova Holding and its parent company, Savia.  The key covenants associated with these credit facilities are that the three distributing companies as a group must maintain a minimum net worth of $8.75 million, a debt service coverage ratio of at least 1.25 to 1, achieve minimum levels of quarterly earnings before taxes to be agreed between the Company and WFBC annually, and the distributing group may not experience a net loss during any month that exceeds $0.5 million or a net loss for a two month period that exceeds $0.3 million.  As of the date of these financial statements, the Company is in compliance with all of the covenants of the credit facilities.  At September 30, 2003 the principal outstanding in connection with the permanent term loan, the seasonal term loan, and the revolving line of credit was $0.8 million, $1.0 million, and $0.6 million, respectively.

In addition to these credit facilities Bionova Produce, Inc. has a five-year loan secured by an airplane and is guaranteed by Savia.  The loan is for $0.7 million and is due August 30, 2006.  Principal and interest payments of approximately $15,000 are due monthly.  The interest rate on this debt is 8.25% per annum.  At September 30, 2003 the principal outstanding under this five year loan agreement was $0.5 million.

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

Note 3 - Net Income or Loss per Common Share

The weighted average number of common shares outstanding during the three and nine month periods ended September 30, 2003 and 2002 was 23,012,753 and 23,587,753, respectively.  On a diluted basis, assuming Savia were to convert the 200 shares of preferred stock it currently holds into common, the weighted average number of common shares outstanding during the three and nine month periods ended September 30, 2003 and 2002 would have been 46,168,869 and 46,743,869, respectively.

The following table sets forth the potential shares of common stock that are not included in the diluted net loss per share attributable to common stockholders for the quarters ending September 30, 2003 and 2002 because to do so would be anti-dilutive.

	(Thousands of Shares)
	Three and Nine Months Ended September 30, 2003	Three and Nine Months Ended September 30, 2002

Effect of dilutive securities:
Convertible preferred stock outstanding	23,156	23,156
Stock options outstanding	28	215

Note 4 - Inventories

Inventories were comprised of the following:

	(Thousands of U.S. Dollars)
	September 30, 2003	December 31, 2002
Finished produce	$130	$762
Growing crops	2,844	2,660
Advances to suppliers	2,393	1,732
Spare parts and materials	2,466	2,340
Merchandise in transit and other	1,877	3,724
	$9,710	$11,218

Agrobionova, S.A. de C.V. (“ABSA”), the Company’s Mexican farming subsidiary, advances money to suppliers towards the purchase of materials, and these amounts are reflected as Advances to Suppliers.  Due to ABSA’s financial condition, it has a large number of accounts payable to suppliers that are seriously past due.  Certain suppliers have required that ABSA pay amounts over and above the purchase prices for the materials they are providing to ABSA to pay down a portion of the overdue payables.

Note 5 – Assets Held for Sale

Assets held for sale were comprised of the following:

	(Thousands of U.S. Dollars)
	September 30, 2003	December 31, 2002
Agricultural land in Sinaloa, Mexico	$322	$322
Agricultural land in Guerrero, Mexico	825	825
Commercial land in San Diego, California	—	580
	$1,147	$1,727

On August 29, 2003 R.B. Packing of California (“RBP”) sold its commercial land in San Diego, California for $1.1 million (net of commissions of $0.1 million). The Company recorded a gain on the sale of $0.5 million and used $0.8 million of the proceeds to pay down a portion of the outstanding principal along with a prepayment penalty on the Wells Fargo permanent term loan.

Note 6 – Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.  Further, the unaudited consolidated financial statements for Bionova Holding presented for the three and nine month periods ended September 30, 2002 were prepared in accordance with FASB 144 to reflect the effects of the discontinued operations of the research and development business and the continuing operations of the Company’s fresh produce farming and distribution business.

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

	(Thousands of U.S. Dollars)
	Farming	Distribution	Research and Development	Total of Reportable Segments

January 1 – September 30, 2003
Revenues from unaffiliated customers	$3,707	$72,176	—	$75,883
Inter-segment revenues	15,130	—	—	15,130
Total revenues	18,837	72,176	—	91,013
Operating profit (loss)	(3,776)	1,132	—	(2,644)
Depreciation and amortization	1,760	363	—	2,123
Identifiable assets (1)	52,815	33,502	—	86,317
Acquisition of long-lived assets	16	996	—	1,012

January 1 – September 30, 2002
Revenues from unaffiliated customers	$11,147	$94,884	$1,920	$107,951
Inter-segment revenues	35,161	—	—	35,161
Total revenues	46,308	94,884	1,920	143,112
Operating profit (loss)	(5,619)	1,524	(1,972)	(6,067)
Depreciation and amortization	1,852	270	374	2,496
Identifiable assets (1)	63,975	24,217	1,542	89,734
Acquisition of long-lived assets	1,447	117	—	1,564

(1).                               Identifiable assets for segments are defined as total assets less cash in banks, deferred income taxes and investment in shares.

Reconciliation of the segments to total consolidated amounts is set forth below:

	Thousands of U.S. Dollars
	January 1 – September 30
	2003	2002

Revenues
Revenues from unaffiliated customers	$91,013	$143,112
Inter-segment revenues	(15,130)	(35,161)
Revenues from discontinued operations	—	(1,920)
Total revenues	$75,883	$106,031

Income before taxes
Total operating loss from reportable segments	$(2,644)	$(6,067)
Total operating loss from Bionova Holding Corporation (1)	(1,642)	(1,624)
Interest, net	(6,161)	(6,004)
Exchange gain (loss), net	705	(756)
Gain on sale of land	548	—
Other non-operating (expense) income, net	6,232	164
Consolidated loss before taxes	$(2,962)	$(14,287)

Assets
Total segment identifiable assets	$86,317	$89,734
Unallocated and corporate assets (2)	6,503	1,556
Eliminations (3)	(15,217)	(14,495)
Consolidated assets	$77,603	$76,795

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

(3)                                 Consists principally of inter-segment intercompany balances.

Revenue from external customers by product/service category is set forth below:

	(Thousands of U.S. Dollars)
	Farming	Distribution	Research and Development	Total of Reportable Segments
January 1 – September 30, 2003
Core vegetables (1)	$2,573	$27,214	$—	$29,787
Fruits and other fresh produce (2)	1,134	44,962	—	46,096

January 1 – September 30, 2002
Core vegetables (1)	$7,827	$47,682	$—	$55,509
Fruits and other fresh produce (2)	3,320	47,202	—	50,522
Contracted R&D revenue	—	—	521	521
Licensed technology and royalties	—	—	1,399	1,399

Notes:

(1)                                  Core vegetables include tomatoes, vine sweet mini peppers, bell peppers and cucumbers.

(2)                                  Fruits and other fresh produce include papayas, mangoes, grapes, melons, watermelons and others.

Note 8 – Legal Actions and Contingencies

On January 7, 1999, a class action lawsuit styled Gordon K. Aaron et al. v. Empresas la Moderna, S.A. de C.V., et al. was filed in the U.S. federal district court for the Northern District of California.  On January 28, 1999, a substantially identical class action lawsuit styled Robert Kaczak v. Empresas la Moderna, S.A. de C.V., et al. was filed in the U.S. federal district court for the Northern District of California, and these two cases were then consolidated.  The plaintiffs allege that, prior to the Merger of DNAP with a subsidiary of Bionova Holding on September 26, 1996, they owned shares of DNAP’s Preferred Stock.  In connection with the Merger, all of the shares of common stock and Preferred Stock of DNAP were converted into the number of shares of common stock of Bionova Holding specified in the Merger Agreement.  The plaintiffs allege that the Proxy Statement/Prospectus distributed to DNAP’s stockholders in connection with the merger contained material misrepresentations and omitted to state material facts.  Both DNAP and Bionova Holding, as well as certain former and current directors of DNAP and Bionova Holding, have been named as defendants in this matter.  The plaintiffs claim to have been damaged by the alleged actions of the defendants and therefore the plaintiffs seek unspecified actual damages, reimbursement of their litigation costs and expenses, and equitable relief, including rescission of the Merger.  The plaintiffs also allege that they were entitled to receive, and seek specific performance of, special conversion privileges under the terms of the Certificate of Designation that established the Preferred Stock.  On March 8, 2000, the court dismissed nearly all of the plaintiffs’ claims, and subsequently the plaintiffs filed an amended complaint with respect to some of the dismissed claims.  On September 19, 2000, the court ruled in favor of Bionova Holding and DNAP and dismissed all of the plaintiffs’ claims. The plaintiffs appealed this judgment to the U.S. Court of Appeals for the Ninth Circuit, which heard arguments on the matter on February 12, 2002.  On September 13, 2002, the Ninth Circuit affirmed the dismissal of some of the claims, including all of the claims against DNAP, and reversed the dismissal of others.  The remaining claims were remanded to the trial court for further proceedings.  The named plaintiffs have reached an agreement to settle the case, and the court approved the settlement at a hearing on November 19, 2003.  The cost of the settlement to Bionova Holding is $0.050 million, and the plaintiffs are to receive additional funds from several insurance companies involved in this matter.  Bionova Holding and DNAP deny any wrongdoing and liability in this matter.

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

	Thousands of U.S. dollars (except per share data)
	Three Months Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Net loss as reported	(3,487)	(8,196)	(4,581)	(15,031)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	—	39	(28)	(4)
Net loss pro forma	(3,487)	(8,157)	(4,609)	(15,035)
Net loss per share:
As reported — basic	(0.15)	(0.35)	(0.20)	(0.64)
Pro forma — basic	(0.15)	(0.35)	(0.20)	(0.64)
As reported — diluted	(0.15)	(0.35)	(0.20)	(0.64)
Pro forma — diluted	(0.15)	(0.35)	(0.20)	(0.64)

The fair value of options granted in 1999 was estimated using the Black-Scholes model with the following weighted average assumptions:  dividend yield of 0%, expected volatility of 114%, risk free interest rate of 5.2%, and an expected life of 7 years.  No options were granted in 2002 or 2003.  For the three month period ended September 30, 2003, there was no stock-based employee compensation under the fair value method as all of the outstanding stock options were fully vested as of June 30, 2003.

Note 10 – Sale of Mexican Subsidiary

On June 13, 2003 Bionova Holding and Agromod, S.A de C.V., a minority owner of ABSA, entered into an agreement to sell all of the shares of Technologia Aplicada en Procesos, S. de R.L. de C.V. (“TAP”), a Mexican subsidiary of Bionova Holding to Promo-Tow, S. de R.L. de C.V. (“PROMOTOW”), a Mexican company.  The shares of this new company had value to PROMOTOW because of certain financial benefits PROMOTOW felt it could derive from ownership of TAP.  Bionova Holding received $5.5 million in cash on June 13 and an additional $0.6 million in September 2003.  The Company recorded $5.5 million as Other Income in the second quarter of 2003 along with estimated tax expense associated with this transaction of $0.8 million and transaction fees of $0.3 million.  The Company recorded $0.6 million as Other Income in the third quarter of 2003.  In addition, the transaction fees associated with completing the transaction were adjusted downward by $0.1 million to their actual amounts during the third quarter of 2003.  The accounting for this transaction is shown below.

(U.S. Dollars)

Gross proceeds from sale of Mexican subsidiary	$6,077,000
Transaction fees	145,000
Net proceeds (Other Income) from sale of Mexican subsidiary	5,932,000
Net book assets of Mexican subsidiary	11,000
Gain on sale	$5,921,000

Note 11 - Discontinued Operations:  Closing of Research and Development Operations

On May 13, 2002 Bionova Holding announced it had begun closing down its research and development operations, including all of the activities carried out through its wholly owned DNAP and VPP subsidiary companies.   The focus of DNAP’s research during the past year had been the production of transgenic plants which provide improved disease resistance for fruit and vegetable crops.  Concerns about public acceptance of transgenic products in these markets made producers reluctant to invest in the development of transgenic fruits and vegetables.  Further, the agricultural industry has suffered from low prices for its products over the past few years, leading growers, food companies and other providers to delay new research and development investment.  Despite an intensive search, these factors made it difficult for DNAP to develop new customers; and, with the absence of a customer base, DNAP was not able to obtain venture capital or other financing sufficient to continue operations.  Accordingly, the research and development operations were closed down during May and June, including the Oakland facility, and all personnel were laid off.  DNAP shifted its focus to the licensing and sale of its intellectual property.  The shutdown of operations was completed on June 30, 2002.

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

Revenues and losses of the Company’s research and development operations for the quarter and nine months ended September 30, 2002 (in thousands of dollars) were as follows:

	Quarter Ended September 30, 2002	Nine Months Ended September 30, 2002
Revenues.	$0	$1,920
Loss before provision for income taxes	(1,185)	(2,083)
Income tax expense	—	—
Net loss	(1,185)	(2,083)

Summary data relating to the assets and liabilities of the Company’s research and development operations (in thousands of dollars) at September 30, 2002 is shown below.

Current assets	$0
Total assets	1,626
Current liabilities	84
Total liabilities	84
Net assets of Research and Development	1,542

On January 1, 2003 the remaining assets of the Research and Development segment, which consist solely of patents and trademarks with a valuation of $1.2 million, were merged into the activity of the holding company, which is continuing to try to license and sell these assets as opportunities become available.  Accordingly, the Company ceased the accounting for the Research and Development segment as discontinued operations as of January 1, 2003.

Note 12 - Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ( FASB ) issued FASB Interpretation No. 46 ( FIN 46 ),  Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 31, 2003.  The adoption of FIN 46 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS 150 establishes standards for the classification and measurement of financial instruments with characteristics of both liabilities and equity. It requires companies to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective beginning third quarter of fiscal 2003. The adoption of SFAS 150 did not have a material impact on the third quarter consolidated financial statements of the Company.

Note 13 - Commitments

As of September 30, 2003, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is serving at the company’s request in such capacity.  The term of the indemnification period shall continue until and terminate upon the latter of: (a) 10 years after the date that the officer or director has ceased to serve the Company as officer or director; or (b) one year after the final, non-appealable termination of any legal proceeding.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements cannot be reasonably measured and estimated and accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.

Note 14 - Subsequent Event: Sale of Mexican Subsidiary

During this first week of December 2003, the Company’s Mexican farming subsidiary, Agrobionova, S.A. de C.V.‚ sold a subsidiary company which generated $0.8 million in cash proceeds, after expenses.  The Company expects to use this cash to pay overhead and other business expenses over the next few months.

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

Results of Operations

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Consolidated total revenues increased from $17.7 million for the quarter ended September 30, 2002 to $19.5 million in the same quarter of 2003, consolidated gross profit (sales less cost of sales) increased from a loss of $0.5 million for the quarter ended September 30, 2002 to a profit of $0.9 million in the same quarter of 2003, and the Company’s consolidated operating loss declined from a loss of $4.3 million for the quarter ended September 30, 2002 to $3.2 million in the same quarter of 2003.

FARMING segment revenues, the majority of which are eliminated in consolidation, increased from $3.3 million in the third quarter of 2002 to $4.8 million in the third quarter of 2003.  The higher sales volumes were largely due to improved yields from the grape harvest in Hermosillo.  Because of the much improved yields stemming from better weather conditions and higher average prices, both for the grapes and the Company’s vine sweet minipeppers, the operating loss in the third quarter of 2003 was $2.4 million as compared with a loss of $5.3 million in the same quarter of 2002.

DISTRIBUTION segment revenues increased from $16.1 million in the third quarter of 2002 to $18.3 million in the same quarter of 2003.  This increase was consistent with the higher production of the Farming segment.  Distribution segment operating profit improved from $0.2 million in the third quarter of 2002 to $1.1 million in the same quarter of 2003.  This improvement was driven by improved operating margins in the U.S. distribution companies which recovered from a poor third quarter in 2002.

The loss from the discontinued operations of the research and development segment for the third quarter of 2002 was $1.2 million.  While the the shut down of the Company’s research and development operations was completed in June 2002, the Company recognized certain costs in the third quarter of 2002 carrying over from the shut down and to license and sell some of its technology patents.

The Company experienced a foreign exchange gain of $0.7 million in the third quarter of 2003 as compared with a foreign exchange loss of $1.1 million in the third quarter of 2003.  This change was driven entirely by Bionova Holding’s Mexican farming subsidiary, ABSA.  As ABSA has consistently had a net monetary liability, the loss in 2002 was a consequence of a strengthening Mexican peso as compared with a significantly weaker peso in the third quarter of 2003.

During the third quarter of 2003 R.B. Packing of California (“RBP”) sold its commercial land in San Diego, California for $1.1 million (net of commissions of $0.1 million).  The Company recorded a gain on the sale of $0.5 million and used $0.8 million of the proceeds to pay down a portion of the outstanding principal along with a prepayment penalty on the Wells Fargo permanent term loan.

The increase in other non-operating income from $0.2 million in the third quarter of 2002 to $1.1 million in the third quarter of 2003 was driven by a transaction completed at the end of the second quarter in which the Company sold a Mexican subsidiary.  During the third quarter of 2003 the Company received a second and final payment in the amount of $0.6 million associated with this sale, and the expenses associated with completing the transaction were adjusted downward by $0.1 million.  All of the expenses associated with this transaction originally were recorded in the second quarter of 2003.  This transaction is described in greater detail in the Liquidity and Capital Resources section below.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Consolidated total revenues declined to $75.9 million for the nine months ended September 30, 2003 from $106.0 million in the same period of 2002, consolidated gross profit (sales less cost of sales) increased from $5.7 million for the nine months ended September 30, 2002 to $6.4 million in the same period of 2003, and the Company’s consolidated operating loss declined from $5.7 million for the nine months ended September 30, 2002 to $4.3 million in the same nine month period of 2003.

FARMING segment revenues, the majority of which are eliminated in consolidation, declined from $46.3 million in the first nine months of 2002 to $18.8 million in the same nine month period of 2003.  This reduction was driven largely by the cash strains the Company faced in the fourth quarter of 2002 because of a reduction in bank financing during the months of October and November.  Due to the lack of cash, the farming segment concentrated a very significant proportion of its available resources on the production of the Company’s patented vine sweet mini pepper and significantly curtailed production of tomatoes, peppers, and other commodity vegetables in Culiacan and Todos Santos during the first nine months of 2003.  Despite the volumes reductions, the operating loss in the Farming segment decreased from $5.6 million in the first nine months of 2002 to $3.8 million in the same nine month period of 2003.  This improvement was driven by the 2002 results of the grape harvest in Hermosillo and the tomato harvest which, due to poor weather conditions, very low yields and prices were obtained for these harvests.

DISTRIBUTION segment revenues declined from $94.9 million in the first nine months of 2002 to $72.2 million in the same nine month period of 2003.  This decline was consistent with the curtailed production of the Farming segment, and U.S. sales were further impacted by a reduction in supply of third party grape growers in the second quarter of 2003.  Premier Fruits & Vegetables, BBL Inc., the Company’s Canadian distribution subsidiary, continued to show strong sales gains with a 16.8% increase for the first nine months of 2003 as compared with the same nine month period of 2002.  Operating profit of the Distribution segment for the first nine months of 2003 declined by $0.4 million as compared with the same nine month period of 2002. The decline in gross margins of the U.S. distribution companies of $0.9 million was offset by a $1.0 million improvement in the gross margin of Canada.  Selling and administrative expenses increased by $0.5 million for the first nine months of 2003 as compared with the same nine month period of 2002, which was due entirely to increased staffing and other expenses in Canada to support the growth and capital expansion projects undertaken by this subsidiary.

The Company closed down its research and development operations in June 2002.  Because of this shut down the Company had no revenues or expenses associated with this former business segment in the first nine months of 2003 as compared with $1.9 million of revenues and an operating loss of $2.0 million in the same nine month period of 2002.

Corporate administrative expenses declined from $1.6 million for the first nine months of 2002 to $1.4 million for the same nine month period of 2003 due to a reduction in legal expenses.

During the third quarter of 2003 R.B. Packing of California (“RBP”) sold its commercial land in San Diego, California for $1.1 million (net of commissions of $0.1 million).  The Company recorded a gain on the sale of $0.5 million and used $0.8 million of the proceeds to pay down a portion of the outstanding principal along with a prepayment penalty on the Wells Fargo permanent term loan.

The improvement in other non-operating income from $0.2 million for the first nine months of 2002 to $6.2 million for the same nine month period of 2003 was driven by a transaction completed at the end of the second quarter in which the Company sold a Mexican subsidiary and received $5.9 million in net proceeds that was reported in Other Operating Income of Bionova Holding.  This transaction is described in greater detail in the Liquidity and Capital Resources section below.  Bionova Holding also licensed certain technology during the first nine months of 2003 and netted $0.2 million from these licenses.

Tax expense increased from $0.6 million in the first nine months of 2002 to $1.4 million in the first nine months of 2003.  This increase was an outgrowth of the taxes due in Mexico and the United States from the sale of the Mexican subsidiary at the end of the second quarter.

Capital Expenditures

During the first nine months of 2003 the Company made capital investments of $1.0 million.  The great majority of the funds were spent by Premier Fruits & Vegetables, BBL Inc. in Montreal, Quebec to construct additional warehousing facilities and cold rooms to support its projected growth requirements over the next three to five years.

Liquidity and Capital Resources

For the nine months ended September 30, 2003, the Company generated $3.2 million of cash from operating activities (which includes the $5.9 million gain on the sale of a Mexican subsidiary).  The most significant items contributing to this were the net loss of $4.6 million offset by the depreciation of $2.1 million, a reduction in inventories of $1.5 million, and an increase in accounts payable of $3.4 million.  The reduction in inventories was consistent with the smaller production that typically occurs at the end of the summer growing season.  The increase in accounts payable was largely a function of two factors – the gearing up by ABSA for the Todos Santos growing season and (ii) a reclassification of payables to Seminis in an amount of $2.1 million from related party payables to accounts payable due to the recently completed sale of this company by Savia.

For the nine months ended September 30, 2003, the Company generated $0.1 million from investing activities.  The sale of land in San Diego generated $1.1 million in net proceeds.  As discussed above, the Company spent $1.0 million on plant and equipment, almost all of which was invested by Premier Fruits & Vegetables, BBL Inc. in Canada.

Net cash from financing activities for the nine months ended September 30, 2003 netted to almost zero.  Short-term and long-term bank borrowings with Wells Fargo Business Credit, Inc. (“WFBC”) declined by $4.6 million in total as (i) R.B. Packing paid off $0.8 million of the permanent term loan when it sold the land in San Diego, (ii) the seasonal term loan was reduced by $0.3 million, and (iii) the revolving line of credit was reduced by $3.5 million, which was consistent with the lower level of receivables against which the U.S. distribution companies are permitted to borrow.  Accounts due to related parties increased by $4.6 million as interest continued to accrue on the Company’s debt to Savia, offset by the reclassification of the Seminis related party payable to accounts payable and the payment of certain accounts due to other Savia subsidiaries.

At September 30, 2003 all of the Company’s $2.9 million of bank debt was associated with its fresh produce business.  In December 2002, Bionova Produce, Inc., Bionova Produce of Texas, Inc. and R.B. Packing of California, Inc., the Company’s major distributors of fresh produce in the United States, signed agreements for a new set of credit facilities with WFBC which run through April 2006.  There are three separate, but related loan components associated with these credit facilities.  First, Bionova Produce, Inc. was extended a “permanent term loan” of $1.75 million, which will be amortized over 10 years.  Interest is charged at the Wells Fargo prime rate of interest plus 1.5% (5.5% at September 30, 2003), and interest and principal amortization payments are made on a monthly basis.  The second component is a “seasonal term loan” with a maximum availability of $1.75 million.  Interest is charged at the Wells Fargo prime rate of interest plus 1.5% (5.5% at September 30, 2003), and interest payments are made on a monthly basis.  The outstanding principal balance on the seasonal term loan is amortized each year during the months of January through April, and may then be borrowed again in full on May 1.  The third component is a $7 million revolving line of credit to support working capital requirements of the fresh produce business.  The revolving line of credit must be paid down to a maximum of $1.5 million for a 30 day period between July 1 and September 30 each year.

Interest on this revolving line of credit is charged at the Wells Fargo prime rate of interest plus 1.0% (5.0% at September 30, 2003).  All three components of the credit facilities are collateralized by all of the real and intangible assets of the three U.S. distributing companies and are guaranteed by both Bionova Holding and its parent company, Savia.  The key covenants associated with these credit facilities are that the three distributing companies as a group must maintain a minimum net worth of $8.75 million, a debt service coverage ratio of at least 1.25 to 1, achieve minimum levels of quarterly earnings before taxes to be agreed between the Company and WFBC annually, and the distributing group may not experience a net loss during any month that exceeds $0.5 million or a net loss for a two month period that exceeds $0.3 million.  As of the date of these financial statements, the Company is in compliance with all of the covenants of the credit facilities.  However, the Company anticipates that it will not achieve compliance with one or more of the fourth quarter financial covenants and recently has begun negotiating revisions to the loan agreement with the bank.  At September 30, 2003 the principal outstanding in connection with the permanent term loan, the seasonal term loan, and the revolving line of credit was $0.8 million, $1.0 million, and $0.6 million, respectively.

In addition to these credit facilities Bionova Produce, Inc. has a five-year loan secured by an airplane and is guaranteed by Savia.  The loan is for $0.7 million and is due August 30, 2006.  Principal and interest payments of approximately $15,000 are due monthly.  The interest rate on this debt is 8.25% per annum.  At September 30, 2003 the principal outstanding under this five year loan agreement was $0.5 million.

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

At September 30, 2003 Bionova Holding and its subsidiaries were indebted to Savia and its subsidiaries (other than Bionova Holding) in a total amount of $101.5 million.  Of this total $21.0 million was owed by ABSA and is accruing interest at a rate of approximately 9% per annum.  Bionova Holding had debt including accrued interest of $78.1 million to Savia.  The Bionova Holding debt currently is accruing interest at a rate of approximately 12.5% per annum.  Other subsidiaries of Bionova Holding had related party accounts due to Savia and its subsidiaries that accounted for the balance of the $2.4 million.  All of the Bionova Holding debt is due to be paid by December 31, 2003.  The other related party accounts due to Savia and its subsidiaries have varying maturities, most of which are due at various times in 2003.  In addition to ABSA’s significant debt to Savia, ABSA also had $8.4 million of payables outstanding to vendors at September 30, 2003, many of which are significantly past due.  At this time, Bionova Holding does not know how this indebtedness will be handled.

On June 13, 2003 Bionova Holding and Agromod, S.A de C.V., a minority owner of ABSA, entered into an agreement to sell all of the shares of Technologia Aplicada en Procesos, S. de R.L. de C.V. (“TAP”), a Mexican subsidiary of Bionova Holding to Promo-Tow, S. de R.L. de C.V. (“PROMOTOW”), a Mexican company.  The shares of this new company had value to PROMOTOW because of certain financial benefits PROMOTOW felt it could derive from ownership of TAP.  Bionova Holding received $5.5 million in cash on June 13 and an additional $0.6 million in September 2003.  The Company recorded $5.5 million as Other Income in the second quarter of 2003 along with estimated tax expense associated with this transaction of $0.8 million and transaction fees of $0.3 million.  The Company recorded the additional $0.6 million received as Other Income in the third quarter of 2003.  In addition, the transaction fees associated with completing this transaction were adjusted downward by $0.1 million to their actual amounts during the third quarter of 2003.

The resulting cash from this transaction has provided a temporary respite to permit the Company to pay down some of its long overdue payables and continue operations, albeit on a significantly reduced level as compared with past years.  Management has recognized that it still does not have the cash reserves to enable it to take significant risk in the foreseeable future in its own agricultural activities or the funding of third party growers.  Consequently, the Company’s Mexican farming subsidiary, ABSA, has entered into a partnership arrangement with a large Mexican grower to enable it to plant and harvest production during the Todos Santos growing season from August through December of 2003.  The final contract for this partnership agreement is expected to be signed shortly.  The most significant terms call for each partner to recover its cash and non-cash investments first, and then the partners will share at a rate of 50/50 for any profit generated from the sale of tomatoes and 55/45 (55 being ABSA) on the sale of the vine sweet mini peppers being grown in Todos Santos.  While the company expects the produce grown through the partnership to be distributed by the Company’s distribution companies, under certain circumstances up to 50% of the production may be distributed by others.  If a substantial portion of the production is diverted to other companies, Bionova Holding’s U.S. distribution companies will experience decreased volume, revenues and profits, and may encounter difficulties achieving compliance with bank covenants.  At this time the Company does not plan to grow, nor fund any third party growers in Culiacan, which would typically harvest in late December 2003 through April 2004, other than its vine sweet mini-pepper product.  The consequence of this reduced production will be a lower level of sales in the United States in the first quarter of 2004 as compared with 2003.

On October 15, 2003, the Company was informed of the intention of the American Stock Exchange (“AMEX” or the “Exchange”) to proceed to file an application with the Securities and Exchange Commission to strike the Company’s common stock from listing and registration on the Exchange.  The Exchange Staff stated this action was being taken because the Company is not in compliance with three of the standards for continued listing, as follows:  (1) the Company’s stockholders’ equity is less than $2 million and it has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years; (2) the Company’s stockholders’ equity is less than $4 million and it has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years; and (3) the Company has sustained losses which are so substantial in relation with its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether it will be able to continue operations and/or meets its obligations as they mature.

Bionova Holding appealed the determination of the Staff and submitted a letter to the General Counsel for Listing Qualifications to support the Company’s position for continued listing on the Exchange.  Following the hearing on November 24, 2003, Bionova Holding learned that the panel hearing this appeal rejected the Company’s appeal and has begun the process of delisting Bionova Holding’s common stock.  The Company’s stock has been suspended from trading on the AMEX during the delisting process, and the Company shares are now trading on the pink sheets under the symbol BVAH.PK.

As a result of the Company’s operating losses during the past six years and its current financial structure, there continues to be substantial doubt about the Company’s ability to continue as a going concern.  Management has been and is continuing to address the Company’s financial condition by selling non-core assets of the fresh produce business, and by selling and licensing its intellectual property.  Bionova Holding completed a license of its Transwitch technology during the second quarter, sold its TAP subsidiary in Mexico and received proceeds on this sale during the second and third quarters, and sold land in California during the third quarter.  During this first week of December 2003, the Company’s Mexican farming subsidiary, Agrobionova, S.A. de C.V. sold a subsidiary company which generated $0.8 million in cash proceeds, after expenses.  The Company expects to use this cash to pay overhead and other business expenses over the next few months.  The Company also must find a solution to the $101.5 million of debt plus the interest accruing in 2003 that is due to Savia and its subsidiaries during 2003.  There can be no assurance that these actions will result in sufficient working capital to significantly improve the Company’s current financial position or its results of operations nor can there be any assurance the Company will be able to meet its obligations in 2003 nor secure funds to take it beyond the 2003 calendar year.  This raises substantial doubt about the Company’s ability to continue as a going concern.

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

We may continue to sustain losses and accumulate deficits in the future

We have sustained losses in every year of our existence from 1996 through 2002.  As of September 30, 2003 our accumulated deficit was $218.5 million.  For the year ended December 31, 2002 and the nine months ended September 30, 2003, we had a net loss of $20.4 million and $4.6 million, respectively.  The factors that caused these losses, including factors described in this section, may continue to limit our ability to make a profit in the future.

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

Our leveraged position could cause us to be unable to meet our capital needs, which could hurt our financial condition

At September 30, 2003 we had a working capital deficit of $87.7 million and a stockholders deficit of $46.8 million.  We had $2.9 million of debt with banks and $101.5 million of debt with Savia and Savia’s subsidiaries.  This level of indebtedness may pose substantial risks to our company and to our stockholders, including the possibility that we may not generate sufficient cash flow to pay our outstanding debts.  Our level of indebtedness may also adversely affect our ability to incur additional indebtedness and finance our future operations and capital needs, which may limit our ability to pursue other business opportunities.

If we do not meet our debt covenants, we may not have sufficient funds to continue operations

Our U.S. distributing companies hold bank debt which require that they achieve certain levels of financial performance.  Any failure to meet these covenants could result in an event of default and the calling in of these loan facilities.  If such an event were to occur, it would significantly affect the current and future operations and financial performance of the Company and possibly even require that we shut down all operations.

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

ABSA’s partnership with one large Mexican grower could adversely affect the Company’s sales and profit

ABSA recently entered into a partnership arrangement with a large Mexican grower to enable it to plant and harvest production during the Todos Santos growing season from August through December of 2003.  While the company expects the produce grown through the partnership to be distributed by the Company’s distribution companies, one of the terms of the partnership contract provides that under certain circumstances up to 50% of the production may be distributed by companies other than Bionova Holding’s subsidiaries.  If a substantial portion of the production is diverted to other companies, Bionova Holding’s U.S. distribution companies will experience decreased volume, revenues and profits, and may encounter difficulties achieving compliance with bank covenants.

ABSA’s reliance on leases and production associations could result in increased costs, which could adversely affect our financial results

ABSA relies on agricultural land leased from others and contract production with third party growers for a large part of its supply.  The average term of the land leases is two years and we expect to renew most of these land leases as they expire.  If the other parties to these leases were to choose not to renew their agreements with ABSA, ABSA would be required to locate alternate sources of supply and/or land or, in some cases, to pay increased rents for land.  In addition to increased rental rates, increases in land costs could result from increases in water charges, property taxes and related expenses.  Contract production with third party growers are generally arranged three to six months prior to each growing season.  The provisions of the contracts with these growers may change from year to year, which can affect the amount of supply, the prices of the produce, and the cost and profit sharing arrangements among the parties.  If these other growers choose not to renew their contracts, ABSA would be required to locate alternate sources of supply, which may or may not be available.

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

GENERAL BUSINESS RISKS

Savia and Ag-Biotech Capital, LLC have substantial control over the Company and can affect virtually all decisions made by its stockholders and directors

Ag-Biotech Capital, LLC beneficially owns 18,076,839 shares of our common stock accounting for 78.5% of all outstanding shares.  As a result, Ag-Biotech Capital, LLC has the requisite voting power to significantly affect virtually all decisions made by the Company and its stockholders, including the power to elect all directors and to block corporate actions such as an amendment to most provisions of the Company’s certificate of incorporation.  This ownership and management structure will inhibit the taking of any action by the Company that is not acceptable to Ag-Biotech Capital, LLC.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The table below provides information about the Company’s derivative financial instruments consisting primarily of debt obligations that are sensitive to changes in interest rates.  For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected (contractual) maturity dates.  Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.  Weighted average variable rates are based on implied forward rates in the yield curve on September 30, 2003.  The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.  The instrument’s actual cash flows are denominated in both U.S. dollars and Mexican pesos, and are indicated accordingly in the table below.

	2003	2004	2005	2006	2007	2008 - 2012	Total	Fair Value
Short-term debt:
($US equivalent in millions)
U.S. dollar variable rate	$1.6	—	—	—	—	—	$1.6	$1.6
Average interest rate	5.5%						5.5%	5.5%
Peso variable rate (in $US)	—	—	—	—	—	—	—	—
Long-term debt:
U.S. dollar fixed rate	0.1	0.1	0.2	0.1	—	—	0.5	0.5
Average interest rate	8%	8%	8%	8%			8%	8%
U.S. dollar variable rate (Prime plus 1.5%)	0.1	0.1	0.1	0.1	0.1	0.3	0.8	0.8

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

Exchange Rate Risk

At September 30, 2003 the Company did not hold any financial instruments subject to exchange rate risk.

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

Item 4.   Controls and Procedures

(a)       Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures need improvement. (See Item 4(b) below.)

(b)  Changes in internal controls

In connection with the preparation of the Company’s consolidated financial statements as of and for the year ended December 31, 2002, and based on a more recent review in the preparation of the Company’s consolidated financial statements for the quarter ended September 30, 2003, management in conjunction with our independent accountants identified certain deficiencies in the Company’s internal control procedures over financial reporting that would be deemed to be a material weakness under standards established by the American Institute of Certified Public Accountants.  The deficiencies relate to (i) the Company’s accounting and financial reporting infrastructure for collecting, analyzing, and consolidating information to prepare the consolidated financial statements for the Company (ii) issues associated with timely and consistent reconciliation of the Company’s and its subsidiaries’ bank accounts, inventories, and intercompany accounts, (iii) the timely and complete revelation of material contracts entered into by subsidiaries of the Company, and (iv) the impact of the resignations of certain accounting personnel during the past year on the historical knowledge and understanding of accounting and consolidation information.  These matters have been discussed with our independent accountants and with the Audit Committee of the Board of Directors of the Company.  To address these weaknesses, the Company has (i) made certain changes to the consolidating systems and procedures for financial statement preparation and the timely and consistent reconciliation of bank accounts, inventories, and intercompany accounts during 2003, (ii) added another accounting manager in Mexico to support this activity, and (iii) improved the communication such that material contracts are now being reported in a timely manner.  Despite these changes, serious weaknesses are still being encountered, and the Company’s controller in Mexico and its Todos Santos farming operations recently resigned.  Efforts will continue to improve the consolidating systems and procedures for financial statement preparation over the next several months.  The Company also will focus on recruiting the appropriate personnel to overcome the deficiencies created by the recent resignations.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On January 7, 1999, a class action lawsuit styled Gordon K. Aaron et al. v. Empresas la Moderna, S.A. de C.V., et al. was filed in the U.S. federal district court for the Northern District of California.  On January 28, 1999, a substantially identical class action lawsuit styled Robert Kaczak v. Empresas la Moderna, S.A. de C.V., et al. was filed in the U.S. federal district court for the Northern District of California, and these two cases were then consolidated.  The plaintiffs allege that, prior to the Merger of DNAP with a subsidiary of Bionova Holding on September 26, 1996, they owned shares of DNAP’s Preferred Stock.  In connection with the Merger, all of the shares of common stock and Preferred Stock of DNAP were converted into the number of shares of common stock of Bionova Holding specified in the Merger Agreement.  The plaintiffs allege that the Proxy Statement/Prospectus distributed to DNAP’s stockholders in connection with the merger contained material misrepresentations and omitted to state material facts.  Both DNAP and Bionova Holding, as well as certain former and current directors of DNAP and Bionova Holding, have been named as defendants in this matter.  The plaintiffs claim to have been damaged by the alleged actions of the defendants and therefore the plaintiffs seek unspecified actual damages, reimbursement of their litigation costs and expenses, and equitable relief, including rescission of the Merger.  The plaintiffs also allege that they were entitled to receive, and seek specific performance of, special conversion privileges under the terms of the Certificate of Designation that established the Preferred Stock.  On March 8, 2000, the court dismissed nearly all of the plaintiffs’ claims, and subsequently the plaintiffs filed an amended complaint with respect to some of the dismissed claims.  On September 19, 2000, the court ruled in favor of Bionova Holding and DNAP and dismissed all of the plaintiffs’ claims. The plaintiffs appealed this judgment to the U.S. Court of Appeals for the Ninth Circuit, which heard arguments on the matter on February 12, 2002.  On September 13, 2002, the Ninth Circuit affirmed the dismissal of some of the claims, including all of the claims against DNAP, and reversed the dismissal of others.  The remaining claims were remanded to the trial court for further proceedings.  The named plaintiffs have reached an agreement to settle the case, and the court approved the settlement at a hearing on November 19, 2003.  Bionova Holding and DNAP deny any wrongdoing and liability in this matter.

Item 5.  Other Information

Resignations and Elections of Directors and Officers

On November 12, 2003 Mr. Alejandro Sanchez Mujica resigned his position as a director of Bionova Holding.  At the Company’s Board of Directors meeting on November 13, 2003, Mr. Jose Manuel Garcia, Chief Executive Officer of the Company, was elected to serve as a director of the Company and also elected to be Chairman of the Board of Directors.  Mr. Fidel Hoyos, President of the Company’s fresh produce business, was elected to serve as Chief Operating Officer of Bionova Holding.

Listing on the American Stock Exchange

On October 15, 2003, the Company was informed of the intention of the American Stock Exchange (“AMEX” or the “Exchange”) to proceed to file an application with the Securities and Exchange Commission to strike the Company’s common stock from listing and registration on the Exchange.  The Exchange Staff stated this action was being taken because the Company is not in compliance with three of the standards for continued listing, as follows:  (1) the Company’s stockholders’ equity is less than $2 million and it has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years; (2) the Company’s stockholders’ equity is less than $4 million and it has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years; and (3) the Company has sustained losses which are so substantial in relation with its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether it will be able to continue operations and/or meets its obligations as they mature.

Bionova Holding appealed the determination of the Staff and submitted a letter to the General Counsel for Listing Qualifications to support the Company’s position for continued listing on the

Exchange.  On November 24, 2003, Bionova Holding learned that the panel hearing this appeal rejected the Company’s appeal and began the process of delisting Bionova Holding’s common stock.  The Company’s shares are now trading on the pink sheets under the symbol BVAH.PK since the AMEX halted trading of Bionova Holding’s stock within days after the panel hearing.

Controlling Stockholder; Conflicts of Interest

Approximately 78.5% of the outstanding shares of common stock of the Company are owned of record by Ag-Biotech Capital LLC, a wholly-owned subsidiary of Savia.  Therefore, Savia has the power to elect a majority of the Company’s board of directors and to determine the outcome of any action requiring the approval of the holders of the Company’s common stock. This ownership and management structure will inhibit the taking of any action by the Company which is not acceptable to the controlling stockholder.

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

10.1

Form of Indemnification Agreement between the Company and its directors and officers (filed as an exhibit to the Company’s current report on Form 8-K dated September 5, 2003 and incorporated herein by reference).

10.2

Transfer Agreement of Equity Participations dated June 13, 2003 among the Company, Agromod, S.A. de C.V., Agrobionova, S.A. de C.V., Tecnología Aplicada en Procesos, S. de R.L. de C.V., Grupo Metalsa, S.A. de C.V., and Promo-Tow, S. de R.L. de C.V. (filed as an exhibit to the Company’s current report on Form 8-K dated September 5, 2003 and incorporated herein by reference).

10.3

Credit and Security Agreement among Bionova Produce, Inc., R.B. Packing of California, Inc., Bionova Produce of Texas, Inc. (collectively, jointly and severally the Borrower), and Wells Fargo Credit, Inc. dated December 5, 2002 (filed as an exhibit to the Company’s current report on Form 8-K dated September 5, 2003 and incorporated herein by reference).

10.4	First Amendment to Credit and Security Agreement dated June 13, 2003 (filed as an exhibit to the Company’s current report on Form 8-K dated September 5, 2003 and incorporated herein by reference).

31.1	Certification of Jose Manuel Garcia pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e)

31.2	Certification of Arthur H. Finnel pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e)

32.1	Certification of Jose Manuel Garcia pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Arthur H. Finnel pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

On September 5, 2003, the Company filed a Current Report on Form 8-K dated September 5, 2003, reporting “Other Events and Regulation FD Disclosure,” including information regarding the Company’s bank loans, sale of a subsidiary, cash situation, and entering into indemnification agreements with directors and officers.

The company filed no other reports on Form 8-K during the three month period ended September 30, 2003.

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

10.1

Form of Indemnification Agreement between the Company and its directors and officers (filed as an exhibit to the Company’s current report on Form 8-K dated September 5, 2003 and incorporated herein by reference).

10.2

Transfer Agreement of Equity Participations dated June 13, 2003 among the Company, Agromod, S.A. de C.V., Agrobionova, S.A. de C.V., Tecnología Aplicada en Procesos, S. de R.L. de C.V., Grupo Metalsa, S.A. de C.V., and Promo-Tow, S. de R.L. de C.V. (filed as an exhibit to the Company’s current report on Form 8-K dated September 5, 2003 and incorporated herein by reference).

10.3

Credit and Security Agreement among Bionova Produce, Inc., R.B. Packing of California, Inc., Bionova Produce of Texas, Inc. (collectively, jointly and severally the Borrower), and Wells Fargo Credit, Inc. dated December 5, 2002 (filed as an exhibit to the Company’s current report on Form 8-K dated September 5, 2003 and incorporated herein by reference).

10.4	First Amendment to Credit and Security Agreement dated June 13, 2003 (filed as an exhibit to the Company’s current report on Form 8-K dated September 5, 2003 and incorporated herein by reference).

31.1	Certification of Jose Manuel Garcia pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e)

31.2	Certification of Arthur H. Finnel pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e)

32.1	Certification of Jose Manuel Garcia pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Arthur H. Finnel pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIONOVA HOLDING CORPORATION

Date: December 2, 2003	By: /s/ ARTHUR H. FINNEL
Arthur H. Finnel
Chief Financial Officer