Form 10-Q/A
period 2003-06-30
BIONOVA HOLDING CORP
filed 2004-01-22
CIK 1020866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 0-12177

BIONOVA HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-2632242
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.

P. O. Box 1586
Nogales, Arizona	85628-1586
(Address of principal executive offices)	(Zip Code)

(609) 744-8105
(Registrant’s telephone number, including area code)

9255 Customhouse Plaza, Suite I San Diego, California 92154
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

Yes ☐ No ☒

As of August 13, 2003, 23,012,753 shares of common stock, par value $0.01 per share, of Bionova Holding Corporation were outstanding.

Explanatory Note

Bionova Holding Corporation (“Bionova Holding” or the “Company”) is filing this Quarterly Report on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 which was originally filed with the Securities and Exchange Commission (the “SEC”) on September 11, 2003.  This Quarterly Report on Form 10-Q/A amends certain pages of Item 1 “Consolidated Financial Statements” and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the original Quarterly Report.

The Company is filing this Quarterly Report on Form 10-Q/A to reflect the presentation of discontinued operations of the Company’s research and development business segment for the period ended June 30, 2002. The following amended Quarterly Report on Form 10-Q/A reflects the separate basis for reporting discontinued operations of the research and development business segment that were properly reported on as discontinued operations in the December 31, 2002 Annual Report on Form 10-K and the June 30 and September 30, 2002 Quarterly Reports on Form 10-Q.  The reporting changes had no effect on the Company’s net loss or stockholders’ equity for the periods presented.  The Company has not updated the information contained herein to reflect events and transactions occurring subsequent to the date of the original filing, September 11, 2003 or update those disclosures in any way other than to reflect the discontinued operations of the research and development business segment that were originally reported on a separate basis.  Events have taken place that would have been reflected in the Original Form 10-Q if they had taken place prior to the date of the original filing.  The Company recommends that this report be read in conjunction with the Company’s reports filed with the SEC subsequent to September 11, 2003.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

BIONOVA HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

Thousands of U.S. Dollars

(except share and per share amounts)

	June 30, 2003	December 31, 2002
ASSETS:
Current assets:
Cash and cash equivalents	$6,231	$2,130
Accounts receivable, net	21,181	13,644
Advances to growers, net	2,942	3,313
Net assets of discontinued operations	—	1,165
Inventories, net	9,616	11,218
Assets held for sale (see Note 5)	1,727	1,727
Other current assets	1,003	1,575
Total current assets	42,700	34,772
Property, plant and equipment, net	31,900	34,150
Patents and trademarks	1,097	—
Other assets	10,558	11,828
Total assets	$86,255	$80,750

LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$20,112	$16,006
Accounts due to related parties	102,228	96,857
Short-term bank loans	4,525	9,818
Total current liabilities	126,865	122,681
Long-term liabilities with third parties	1,872	—
Total liabilities	128,737	122,681
Minority interest	447	401
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 5,000 shares authorized, 200 shares issued and outstanding at both June 30, 2003 and December 31, 2002, liquidation value of $10,000 per share	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 23,012,753 shares outstanding at June 30, 2003 and December 31, 2002	230	230
Additional paid-in capital	171,573	171,573
Accumulated deficit	(215,008)	(213,914)
Accumulated other comprehensive income (loss)	276	(221)
Total stockholders’ deficit	(42,929)	(42,332)
Total liabilities, minority interest, and stockholders’ deficit	$86,255	$80,750

The accompanying notes are an integral part of these consolidated financial statements

BIONOVA HOLDING CORPORATION

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME AND LOSS

Thousands of U.S. Dollars

(except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Total revenues	$28,300	$42,447	$56,394	$88,334

Cost of sales	24,948	42,961	50,909	82,035
Selling and administrative expenses	3,183	3,921	6,395	7,733
Amortization of patents and trademarks	62	—	152	—
	28,193	46,882	57,456	89,768

Operating income (loss)	107	(4,435)	(1,062)	(1,434)

Interest expense	(2,320)	(2,427)	(4,747)	(4,693)
Interest income	690	299	977	621
Exchange gain (loss), net	(10)	208	—	341
Other non-operating income (expense), net	5,764	(308)	5,117	64
	4,124	(2,228)	1,347	(3,667)

Income (loss) from continuing operations before discontinued operations	4,231	(6,663)	285	(5,101)
Discontinued operations:
Loss from operations of research and development business segment	—	(394)	—	(898)

Income (loss) before income taxes	4,231	(7,057)	285	(5,999)
Income tax expense	1,232	488	1,333	681

Income (loss) before minority interest	2,999	(7,545)	(1,048)	(6,680)
Minority interest in net loss (profit) of subsidiaries, net	(55)	(57)	(46)	(145)

Net income (loss)	2,944	(7,602)	(1,094)	(6,825)

Other comprehensive income (expense) net of tax:
Foreign currency translation adjustment	498	(80)	497	(4)

Comprehensive income (loss)	$3,442	$(7,682)	$(597)	$(6,829)

Basic earnings (loss) per common share	$0.13	$(0.32)	$(0.05)	$(0.29)

Diluted earnings (loss) per common share	$0.06	$(0.32)	$(0.05)	$(0.29)

Weighted average number of common shares outstanding	23,012,753	23,587,753	23,012,753	23,587,753
Weighted average number of common shares outstanding, assuming dilution	46,168,869	46,743,869	46,168,869	46,743,869

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BIONOVA HOLDING CORPORATION

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

Thousands of U.S. Dollars

	Six Months Ended June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,094)	$(6,825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest	46	191
Depreciation	1,372	1,431
Amortization and write off of patents and trademarks	152	—
Other	(47)	(4)
Net changes (exclusive of subsidiaries acquired or divested) in:
Accounts receivable and advances to growers, net	(7,166)	3,641
Inventories	1,602	2,899
Net assets of discontinued operations	—	3
Other assets	1,845	(275)
Accounts payable and accrued expenses	4,022	2,082
NET CASH PROVIDED BY OPERATING ACTIVITIES	732	3,143

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(878)	(963)
NET CASH USED IN INVESTING ACTIVITIES	(878)	(963)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowing	(2,993)	(3,159)
Net change in long-term borrowing	1,870	(44)
Accounts due to related parties	5,370	2,227
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,247	(976)

Net increase in cash and cash equivalents	4,101	1,204
Cash at beginning of period	2,130	2,177
Cash at end of period	$6,231	$3,381

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer of land to a Mexican financial institution to satisfy a mortgage obligation	$2,300	—
Release of a mortgage obligation from a Mexican financial institution	(2,300)	—

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

In management’s opinion, the accompanying unaudited consolidated financial statements for Bionova Holding for the three and six month periods ended Juner 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and include all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for a fair presentation of its financial position, results of operations, and cash flows for such periods.  However, the accompanying unaudited consolidated financial statements do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto presented in its 2002 10-K for the fiscal year ended December 31, 2002.  Footnotes which would substantially duplicate disclosures in the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2002 contained in the 2002 10-K report have been omitted.  The interim consolidated financial information contained herein is not necessarily indicative of the results to be expected for any other interim period or the full fiscal year ending December 31, 2003.

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

In December 2002, Bionova Produce, Inc., Bionova Produce of Texas, Inc. and R.B. Packing of California, Inc., the Company’s major distributors of fresh produce in the United States, signed agreements for a new set of credit facilities with Wells Fargo Business Credit, Inc. (“WFBC”) which run through April 2006.  There are three separate, but related loan components associated with these credit facilities.  First, Bionova Produce, Inc. was extended a “permanent term loan” of $1.75 million, which will be amortized over 10 years.  Interest is charged at the Wells Fargo prime rate of interest plus 1.5% (5.5% at June 30, 2003), and interest and principal amortization payments are made on a monthly basis.  The second component is a “seasonal term loan” with a maximum availability of $1.75 million.  Interest is charged at the Wells Fargo prime rate of interest plus 1.5% (5.5% at June 30, 2003), and interest payments are made on a monthly basis.  The outstanding principal balance on the seasonal term loan is amortized each year during the months of January through April, and may then be borrowed again in full on May 1.  The third component is a $7 million revolving line of credit to support working capital requirements of the fresh produce business.  The revolving line of credit must be paid down to a maximum of $1.5 million for a 30 day period between July 1 and September 30 each year.  Interest on this revolving line of credit is charged at the Wells Fargo prime rate of interest plus 1.0% (5.0% at June 30, 2003).  All three components of the credit facilities are collateralized by all of the real and intangible assets of the three U.S. distributing companies and are guaranteed by both Bionova Holding and its parent company, Savia.  The key covenants associated with these credit facilities are that the three distributing companies as a group must maintain a minimum net worth of $8.75 million, a debt service coverage ratio of at least 1.25 to 1, achieve minimum levels of quarterly earnings before taxes to be agreed between the Company and WFBC annually, and the distributing group may not experience a net loss during any month that exceeds $0.5 million or a net loss for a two month period that exceeds $0.3 million.  Also, there are provisions in the credit agreement that permit WFBC to declare an event of default if Savia fails to complete the restructuring of its debt facilities with its banks.  An event of default was declared in the second quarter of 2003 because Savia had failed to complete its restructuring by March 31, 2003, which was the date originally established in the credit agreement.  On June 13, 2003 the U.S. distributing companies, Bionova Holding, Savia, and WFBC signed the “First Amendment to Credit and Security Agreement and Waiver of Defaults” which extended the date for Savia to complete its restructuring to September 30, 2003.  WFBC and Bionova Holding also agreed to renegotiate in good faith certain financial covenants relating to operating performance in the third and fourth quarters of 2003.  As of the date of these financial statements, the Company was in compliance with all of the covenants of the credit facilities.  At June 30, 2003 the principal outstanding in connection with the permanent term loan, the seasonal term loan, and the revolving line of credit was $1.7 million, $1.0 million, and $3.2 million, respectively.

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

Note 3 - Net Income or Loss per Common Share

The weighted average number of common shares outstanding during the three and six month periods ended June 30, 2003 and 2002 was 23,012,753 and 23,587,753, respectively.  On a diluted basis, assuming Savia were to convert the 200 shares of preferred stock it currently holds into common, the weighted average number of common shares outstanding during the three and six month periods ended June 30, 2003 and 2002 would have been 46,168,869 and 46,743,869, respectively.

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

Note 6 – Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.  Further, the unaudited consolidated financial statements for Bionova Holding presented for the three and six month periods ended June 30, 2002 were prepared in accordance with FASB 144 to reflect the effects of the discontinued operations of the research and development business and the continuing operations of the Company’s fresh produce farming and distribution business.

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

	(Thousands of U.S. Dollars)
	Farming	Distribution	Research Development	Total of Reportable Segments

January 1 – June 30, 2003
Revenues from unaffiliated customers	$2,483	$53,911	—	$56,394
Inter-segment revenues	11,654	—	—	11,654
Total revenues	14,137	53,911	—	68,048
Operating profit (loss)	(1,333)	1,206	—	(127)
Depreciation and amortization	1,184	188	—	1,372
Identifiable assets (1)	68,078	33,518	—	101,596
Acquisition of long-lived assets	—	878	—	878

January 1 – June 30, 2002
Revenues from unaffiliated customers	$9,529	$78,805	$1,920	$90,254
Inter-segment revenues	33,454	—	—	33,454
Total revenues	42,983	78,805	1,920	123,708
Operating profit (loss)	(340)	1,333	(264)	729
Depreciation and amortization	1,251	180	305	1,736
Identifiable assets (1)	66,937	28,471	15,657	111,065
Acquisition of long-lived assets	846	117	—	963

(1)                    Identifiable assets for segments are defined as total assets less cash in banks, deferred income taxes and investment in shares.

Reconciliation of the segments to total consolidated amounts is set forth below:

	Thousands of U.S. Dollars
	January 1 – June 30
	2003	2002

Revenues
Revenues from unaffiliated customers	$68,048	$123,708
Inter-segment revenues	(11,654)	(33,454)
Revenues from discontinued operations	—	(1,920)
Total revenues	$56,394	$88,334

Income before taxes
Total operating profit (loss) from reportable segments	$(127)	$729
Total operating loss from Bionova Holding Corporation (1)	(935)	(2,927)
Interest, net	(3,770)	(4,072)
Exchange gain (loss), net	—	341
Other non-operating (expense) income, net	5,117	(70)
Consolidated profit (loss) before taxes	$285	$(5,999)

Assets
Total segment identifiable assets	$101,596	$111,065
Unallocated and corporate assets (2)	5,825	3,779
Eliminations (3)	(21,166)	(24,255)
Consolidated assets	$86,255	$90,589

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

	Thousands of U.S. dollars (except per share data)
	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income (loss) as reported	2,944	(7,602)	(1,094)	(6,825)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards	(7)	(21)	(28)	(42)
Net income (loss) pro forma	2,937	(7,623)	(1,122)	(6,867)
Net income (loss) per share:
As reported — basic	0.13	(0.32)	(0.06)	(0.29)
Pro forma — basic	0.13	(0.32)	(0.06)	(0.29)
As reported — diluted	0.06	(0.32)	(0.06)	(0.29)
Pro forma — diluted	0.06	(0.32)	(0.06)	(0.29)

The fair value of options granted in 1999 was estimated using the Black-Scholes model with the following weighted average assumptions:  dividend yield of 0%, expected volatility of 114%, risk free interest rate of 5.2%, and an expected life of 7 years.  No options were granted in 2002 or 2003.

Note 10 –  Sale of Mexican Subsidiary

On June 13, 2003 Bionova Holding and Agromod, S.A de C.V., a minority owner of ABSA, entered into an agreement to sell all of the shares of Technologia Aplicada en Procesos, S. de R.L. de C.V. (“TAP”), a Mexican subsidiary of Bionova Holding to Promo-Tow, S. de R.L. de C.V. (“PROMOTOW”), a Mexican company.  The shares of this new company had value to PROMOTOW because of certain financial benefits PROMOTOW felt it could derive from ownership of TAP.  Bionova Holding received

$5.4 million in cash on June 13 and could receive up to an additional $0.6 million, which currently is being held in escrow, during the third quarter of 2003 upon verification by an independent auditor of the historical financial statements of Biionova Holding’s Mexican farming subsidiaries.  The Company recorded only the $5.4 million as Other Income in the second quarter of 2003 along with estimated tax expense associated with this transaction of $0.8 million and transaction fees of $0.3 million.  The accounting for this transaction is shown below.

(U.S. Dollars)

Gross proceeds from sale of Mexican subsidiary	$5,449,000
Transaction fees	255,000
Net proceeds (Other Income) from sale of Mexican subsidiary	5,194,000
Net book assets of Mexican subsidiary	11,000
Gain on sale	$5,183,000

Note 11 - Recent Accounting Pronouncements

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

Note 12 - Commitments

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

Note 13 –  Discontinued Operations:  Closing of Research and Development Operations

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

Revenues and losses of the Company’s research and development operations for the quarter and six months ended June 30, 2002 (in thousands of dollars) were as follows:

	Quarter Ended June 30	Six Months Ended June 30
Revenues	$1,358	$1,920
Loss before provision for income taxes	(394)	(898)
Income tax expense	—	—
Net loss	(394)	(898)

Summary data relating to the assets and liabilities of the Company’s research and development operations (in thousands of dollars) at June 30, 2002 is shown below.

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

Results of Operations

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Consolidated total revenues declined to $28.3 million for the quarter ended June 30, 2003 from $42.4 million in the same quarter of 2002, consolidated gross profit (sales less cost of sales) increased to $3.3 million for the quarter ended June 30, 2003 from a loss of $0.5 million in the same quarter of 2002, and the Company’s consolidated operating income improved to $0.1 million for the quarter ended June 30, 2003 as compared with an operating loss of  $4.4 million in the same quarter of 2002.

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

DISTRIBUTION segment revenues declined from $37.1 million in the second quarter of 2002 to $30.1 million in the same quarter of 2003.  This decline was consistent with the curtailed production of the Farming segment, and U.S. sales were further impacted by a reduction in supply of third party grape growers in the second quarter of 2003.  Distribution segment operating profit improved from a loss of $0.6 million in the second quarter of 2002 to a profit of $0.9 million in the second quarter of 2003.  This improvement was driven by a $0.7 million increase in the operating profit of Premier Fruits and Vegetables BBL, Inc., the Company’s distributor in Montreal, Quebec, and a significant reduction in selling and administrative expenses that stems from an ongoing restructuring of the U.S. distribution companies that began in the second half of 2002.

The Company closed down its research and development operations in June 2002.  Because of this shut down the Company had no revenues or expenses associated with this former business segment in the second quarter of 2003 as compared with $1.4 million of revenues and an operating loss of $0.4 million in the second quarter of 2002.

Corporate administrative expenses declined from $0.5 million in the second quarter of 2002 to $0.2 million in the second quarter of 2003.  Interest expense decreased from $2.4 million in the second quarter of 2002 to $2.3 million in the second quarter of 2003 while interest income increased from $0.3 million to $0.7 million between these two periods.

The increase in other non-operating income and expense from a negative $0.4 million in the second quarter of 2002 to a positive $5.8 million in the second quarter of 2003 was driven by a transaction completed at the end of the second quarter in which the Company sold a Mexican subsidiary and received $5.2 million in net proceeds.  This transaction is described in greater detail in the Liquidity and Capital Resources section below.

Tax expense increased from $0.5 million in the second quarter of 2002 to $1.2 million in the second quarter of 2003.  This increase was an outgrowth of the taxes due in Mexico and the United States from the sale of the Mexican subsidiary at the end of the second quarter.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Consolidated total revenues declined to $56.4 million for the six months ended June 30, 2003 from $88.3 million in the same period of 2002, consolidated gross profit (sales less cost of sales) declined to  $5.5 million for the six months ended June 30, 2003 from $6.3 million in the same period of 2002, and the Company’s consolidated operating loss declined to $1.1 million for the six months ended June 30, 2003 from $1.4 million in the same period of 2002.

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

Corporate administrative expenses declined from $1.1 million in the first six months of 2002 to $0.9 million in the same period of 2003.  Interest expense was unchanged at $4.7 million from the first six months of 2002 to the first six months of 2003 while interest income increased from $0.6 to $1.0 million between these two periods.

The increase in other non-operating income and expense from $0.1 million in the first six months of 2002 to $5.1 million in the first six months of 2003 was driven by a transaction completed at the end of the second quarter in which the Company sold a Mexican subsidiary and received $5.2 million in net proceeds.  This transaction is described in greater detail in the Liquidity and Capital Resources section below.

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

Liquidity and Capital Resources

For the six months ended June 30, 2003, the Company generated $0.7 million of cash from operating activities (which includes the $5.2 million gain on the sale of a Mexican subsidiary).  The most significant items contributing to this were the net loss of $1.1 million, which was offset by depreciation and amortization that totaled $1.5 million during the six months, and the changes in the working capital account items.  Accounts receivable and advances to growers increased by $7.2 million due to the lateness of this year’s grape harvest and the growth in the Canadian business, and accounts payable increased by $4.0 million due again to the lateness of the grape harvest and payables due to growers, a higher level of payables in Canada associated with the warehouse construction in progress, and the payables resulting from the expenses and taxes associated with the sale of the Mexican subsidiary in June.

For the six months ended June 30, 2003, the Company used $0.9 million in investing activities, all of which was spent on property, plant and equipment.

Net cash from financing activities during the first six months of 2003 totaled $3.6 million.  Accounts due to related parties increased by $5.4 million as interest continued to accrue on the Company’s debt to Savia.  The Company reduced its seasonal term loan by $0.3 million and reduced its revolving line of credit by $0.9 million.

At June 30, 2003 all of the Company’s $6.4 million of bank debt was associated with its fresh produce business.

In December 2002, Bionova Produce, Inc., Bionova Produce of Texas, Inc. and R.B. Packing of California, Inc., the Company’s major distributors of fresh produce in the United States, signed agreements for a new set of credit facilities with Wells Fargo Business Credit, Inc. (“WFBC”) which run through April 2006.  There are three separate, but related loan components associated with these credit facilities.  First, Bionova Produce, Inc. was extended a “permanent term loan” of $1.75 million, which will be amortized over 10 years.  Interest is charged at the Wells Fargo prime rate of interest plus 1.5% (5.5% at June 30, 2003), and interest and principal amortization payments are made on a monthly basis.  The second component is a “seasonal term loan” with a maximum availability of $1.75 million.  Interest is charged at the Wells Fargo prime rate of interest plus 1.5% (5.5% at June 30, 2003), and interest payments are made on a monthly basis.  The outstanding principal balance on the seasonal term loan is amortized each year during the months of January through April, and may then be borrowed again in full on May 1.  The third component is a $7 million revolving line of credit to support working capital requirements of the fresh produce business.  The revolving line of credit must be paid down to a maximum of $1.5 million for a 30 day period between July 1 and September 30 each year.  Interest on this revolving line of credit is charged at the Wells Fargo prime rate of interest plus 1.0% (5.0% at June 30, 2003).  All three components of the credit facilities are collateralized by all of the real and intangible assets of the three U.S. distributing companies and are guaranteed by both Bionova Holding and its parent company, Savia.  The key covenants associated with these credit facilities are that the three distributing companies as a group must maintain a minimum net worth of $8.75 million, a debt service coverage ratio of at least 1.25 to 1, achieve minimum levels of quarterly earnings before taxes to be agreed between the Company and WFBC annually, and the distributing group may not experience a net loss during any month that exceeds $0.5 million or a net loss for a two month period that exceeds $0.3 million.  Also, there are provisions in the credit agreement that permit WFBC to declare an event of default if Savia fails to complete the restructuring of its debt facilities with its banks.  An event of default was declared in the second quarter of 2003 because Savia had failed to complete its restructuring by March 31, 2003, which was the date originally established in the credit agreement.  On June 13, 2003 the U.S. distributing companies, Bionova

Holding, Savia, and WFBC signed the “First Amendment to Credit and Security Agreement and Waiver of Defaults” which extended the date for Savia to complete its restructuring to September 30, 2003.  WFBC and Bionova Holding also agreed to renegotiate in good faith certain financial covenants relating to operating performance in the third and fourth quarters of 2003.  As of the date of these financial statements, the Company was in compliance with all of the covenants of the credit facilities.  At June 30, 2003 the principal outstanding in connection with the permanent term loan, the seasonal term loan, and the revolving line of credit was $1.7 million, $1.0 million, and $3.2 million, respectively.

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

At June 30, 2003 Bionova Holding and its subsidiaries were indebted to Savia and its subsidiaries (other than Bionova Holding) in a total amount of $102.2 million.  Of this total $20.7 million was owed by ABSA and is accruing interest at a rate of approximately 9% per annum.  Bionova Holding had debt including accrued interest of $75.5 million to Savia.  The Bionova Holding debt currently is accruing interest at a rate of approximately 12.5% per annum.  Other subsidiaries of Bionova Holding had related party accounts due to Savia and its subsidiaries that accounted for the balance of the $6.0 million.  All of the Bionova Holding debt is due to be paid by December 31, 2003.  The other related party accounts due to Savia and its subsidiaries have varying maturities, most of which are due at various times in 2003.  In addition to ABSA’s significant debt to Savia, ABSA also had $8.7 million of payables outstanding to vendors at June 30, 2003, many of which are significantly past due.  At this time, Bionova Holding does not know how this indebtedness will be handled.

On June 13, 2003 Bionova Holding and Agromod, S.A de C.V., a minority owner of ABSA, entered into an agreement to sell all of the shares of Technologia Aplicada en Procesos, S. de R.L. de C.V. (“TAP”), a Mexican subsidiary of Bionova Holding to Promo-Tow, S. de R.L. de C.V. (“PROMOTOW”), a Mexican company.  The shares of this new company had value to PROMOTOW because of certain financial benefits PROMOTOW felt it could derive from ownership of TAP.  Bionova Holding received $5.4 million in cash on June 13 and could receive up to an additional $0.6 million, which currently is being held in escrow, during the third quarter of 2003 upon verification by an independent auditor of the historical financial statements of Biionova Holding’s Mexican farming subsidiaries.  The Company recorded only the $5.4 million as Other Income in the second quarter of 2003 along with estimated tax expense associated with this transaction of $0.8 million and transaction fees of $0.3 million.

The resulting cash from this transaction has provided a temporary respite to permit the Company to pay down some of its long overdue payables and continue operations, albeit on a significantly reduced level as compared with past years.  Management has recognized that it still does not have the cash reserves to enable it to take significant risk in the foreseeable future in its own agricultural activities or the funding of third party growers.  Consequently, the Company’s Mexican farming subsidiary, ABSA, is seeking a partnership arrangement with a large Mexican grower to enable it to plant and harvest production during the Todos Santos growing season from August through November of 2003.  The most significant terms call for each partner to recover its cash and non-cash investments first, and then the partners will share at a rate of 50/50 for any profit generated from the sale of tomatoes and 55/45 (55 being ABSA) on the sale of the vine sweet mini peppers being grown in Todos Santos.  At this time the Company does not plan to grow, nor fund any third party growers in Culiacan, which would typically harvest in late December 2003 through April 2004, other than its vine sweet mini-pepper product.  The consequence of this reduced production will be a lower level of sales in the United States in the first quarter of 2004 as compared with 2003.

As a result of the Company’s operating losses during the past six years and its current financial structure, there continues to be substantial doubt about the Company’s ability to continue as a going concern.  Management has been and is continuing to address the Company’s financial condition by selling non-core assets of the fresh produce business, and by selling and licensing its intellectual property.  R.B. Packing of California, Inc. sold its real estate in California in the third quarter of 2003, Bionova Holding recently sold its TAP subsidiary in Mexico, and the Company completed a license of its Transwitch technology during the second quarter.  The Company also must find a solution to the $101.5 million of debt plus the interest accruing in 2003 that is due to Savia and its subsidiaries during 2003.  There can be no assurance that these actions will result in sufficient working capital to significantly improve the Company’s current financial position or its results of operations nor can there be any assurance the Company will be able to meet its obligations in 2003 nor secure funds to take it beyond the 2003 calendar year.  This raises substantial doubt about the Company’s ability to continue as a going concern.

The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Item 4.   Controls and Procedures

(a)                               Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and have continued to make quarterly reviews since then.  Based on these evaluations, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures need improvement. (See Item 4(b) below.)

(b)                               Changes in internal controls

In connection with the preparation of the Company’s consolidated financial statements as of and for the year ended December 31, 2002, and based on more recent reviews in the preparation of the Company’s consolidated financial statements for the quarters ended June 30, 2003 and September 30, 2003, management in conjunction with our independent accountants identified certain deficiencies in the Company’s internal control procedures over financial reporting that would be deemed to be a material weakness under standards established by the American Institute of Certified Public Accountants.  The deficiencies relate to (i) the Company’s accounting and financial reporting infrastructure for collecting, analyzing, and consolidating information to prepare the consolidated financial statements for the Company (ii) issues associated with timely and consistent reconciliation of the Company’s and its subsidiaries’ bank accounts, inventories, and intercompany accounts, (iii) the timely and complete revelation of material contracts entered into by subsidiaries of the Company, and (iv) the impact of the resignations of certain accounting personnel during the past year on the historical knowledge and understanding of accounting and consolidation information.  These matters have been discussed with our independent accountants and with the Audit Committee of the Board of Directors of the Company.  To address these weaknesses, the Company has (i) made certain changes to the consolidating systems and procedures for financial statement preparation and the timely and consistent reconciliation of bank accounts, inventories, and intercompany accounts during 2003, (ii) added another accounting manager in Mexico to support this activity, and (iii) improved the communication such that material contracts are now being reported in a timely manner.  Despite these changes, serious weaknesses are still being encountered, and the Company’s controller in Mexico and in its Todos Santos farming operations resigned in the fall of 2003.  Efforts will continue to improve the consolidating systems and procedures for financial statement preparation over the next several months.  The Company also will continue to focus on recruiting the appropriate personnel to overcome the deficiencies created by the recent resignations.

Item 6.   Exhibits and Reports on Form 8-K

(a)          Exhibits

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

BIONOVA HOLDING CORPORATION

Date: January 19, 2004	By: /s/ ARTHUR H. FINNEL
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